Form 10-Q
period 2019-03-31
Mayville Engineering Company, Inc.
filed 2019-06-18
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-38894

Mayville Engineering Company, Inc.

(Exact Name of Registrant as Specified in its Charter)

Wisconsin	39-0944729
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

715 South Street Mayville, Wisconsin	53050
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 387-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	MEC	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 17, 2019, the registrant had 19,845,693 shares of common stock, no par value per share, outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements related to future events, business strategy, future performance, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek,” “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “potential,” “targeting,” “intend,” “could,” “might,” “should,” “believe” and similar expressions or their negative. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management’s belief, based on currently available information, as to the outcome and timing of future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those expressed in such forward-looking statements. When evaluating forward-looking statements, you should consider the risk factors and other cautionary statements described in “Risk Factors” in our final prospectus, dated May 8, 2019 (the Prospectus), filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on May 10, 2019 (included as part of the Company’s Registration Statement on Form S-1, Registration No. 333-230840). We believe the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, but no assurance can be given that these expectations will prove to be correct. Forward-looking statements should not be unduly relied upon.

Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, those described in “Risk Factors” in our Prospectus and the following:

•	failure to compete successfully in our markets;

•	risks relating to developments in the industries in which our customers operate;

•	our ability to maintain our manufacturing, engineering and technological expertise;

•	the loss of any of our large customers or the loss of their respective market shares;

•	risks related to scheduling production accurately and maximizing efficiency;

•	our ability to realize net sales represented by our awarded business;

•	our ability to successfully identify or integrate acquisitions;

•	risks related to entering new markets;

•	our ability to develop new and innovative processes and gain customer acceptance of such processes;

•	our ability to recruit and retain our key executive officers, managers and trade-skilled personnel;

•	risks related to our information technology systems and infrastructure;

•	manufacturing risks, including delays and technical problems, issues with third-party suppliers, environmental risks and applicable statutory and regulatory requirements;

•	political and economic developments, including foreign trade relations and associated tariffs;

•	volatility in the prices or availability of raw materials critical to our business;

•	results of legal disputes, including product liability, intellectual property infringement and other claims;

•	risks associated with our capital-intensive industry;

•	risks related to our treatment as an S Corporation prior to the consummation of our initial public offering of common stock (IPO);

•	risks related to our employee stock ownership plan’s treatment as a tax-qualified retirement plan;

•

our ability to remediate the material weaknesses in internal control over financial reporting identified in preparing our financial statements included in the Prospectus and to subsequently maintain effective internal control over financial reporting; and

•	other risks and factors listed under “Risk Factors” in our Prospectus.

These factors are not necessarily all of the important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements. Other unknown or unpredictable factors could also cause actual results or events to differ materially from those expressed in the forward-looking statements. Our future results will depend upon various other risks and uncertainties, including those described in “Risk Factors” in our Prospectus. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date on which any such statement is made, whether as a result of new information, future events or otherwise, except as required by federal securities laws.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands except shares)

(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$28	$3,089
Receivables, net of allowances for doubtful accounts of $759 as of March 31, 2019 and $801 as of December 31, 2018	67,759	52,298
Inventories, net	53,480	53,405
Tooling in progress	2,672	2,318
Prepaid expenses and other current assets	2,563	1,649

Total current assets	126,502	112,759

Property, plant and equipment, net	125,577	123,883
Goodwill	70,534	69,437
Intangible assets-net	80,203	82,879
Capital lease, net	1,880	1,953
Other long-term assets	762	814

Total assets	$405,459	$391,725

LIABILITIES AND TEMPORARY EQUITY
Accounts payable	$50,327	$45,992
Current portion of capital lease obligation	275	281
Current portion of long-term debt	10,549	8,606
Accrued liabilities:
Salaries, wages, and payroll taxes	7,894	7,548
Profit sharing and bonus	3,563	6,124
Other current liabilities	14,840	14,610

Total current liabilities	87,449	83,161

Bank revolving credit notes	66,389	59,629
Capital lease obligation, less current maturities	1,630	1,697
Other long-term debt, less current maturities	109,669	111,675
Deferred compensation and long-term incentive, less current portion	14,498	13,351
Deferred income taxes	20,275	19,123
Other long-term liabilities	100	100

Total liabilities	300,010	288,736

Commitments and contingencies (see Note 9)
Redeemable common shares, no par value, stated at redemption value of outstanding shares, 60,045,300 authorized, 38,623,806 shares issued at March 31, 2019 and December 31, 2018	133,806	133,806
Retained earnings	29,301	26,842
Treasury stock at cost, 25,180,330 shares at March 31, 2019 and December 31, 2018	(57,659)	(57,659)

Total temporary equity	105,449	102,989

Total liabilities and temporary equity	$405,459	$391,725

Share counts give effect to the issuance of a stock dividend of approximately 1,334.34-for-1 related to the Company’s May 2019 IPO, as if the IPO occurred at the beginning of 2018. There were 45,000 shares authorized, 28,946 shares issued and 18,871 treasury shares at March 31, 2019 and December 31, 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands except shares and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$143,732	$87,221
Cost of sales	124,153	75,411
Amortization of intangibles	2,677	939
Profit sharing, bonuses, and deferred compensation	1,750	1,640
Employee Stock Ownership Plan expense	1,500	1,000
Other selling, general and administrative expenses	7,599	2,875

Income from operations	6,054	5,356

Interest expense	(2,832)	(906)
Other income	7	8
Income before taxes	3,229	4,458
Income tax expense	769	29

Net income and comprehensive income	$2,459	$4,430

Earnings per share – basic and diluted
Net income available to shareholders	$2,459	$4,430
Earnings per share	$0.18	$0.31
Weighted average shares outstanding	13,443,484	14,177,317
Tax-adjusted pro forma information
Net income available to shareholders	$2,459	$4,430
Pro forma provision for income taxes	70	1,130

Pro forma net income	$2,389	$3,300

Pro forma earnings per share	$0.18	$0.23
Weighted average shares outstanding	13,443,484	14,117,317

In accordance with Article 11 of Regulation S-X, weighted average shares give effect to the issuance of a stock dividend of approximately 1,334.34-for-1 related to the IPO, as if the IPO occurred at the beginning of 2018.

Tax adjusted pro forma amounts reflect income tax adjustments as if the Company was a taxable entity as of the beginning of 2018 using a 26% effective tax rate.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,459	$4,430
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,650	4,992
Costs recognized on step-up of acquired inventory	395	—
Expense recognized on contingent consideration fair value adjustment	869	—
Gain on sale of property, plant and equipment	(10)	—
Deferred compensation and long-term incentive	1,147	666
Non-cash adjustments	54	63
Changes in operating assets and liabilities – net of effects of acquisition:
Accounts receivable	(15,419)	(7,552)
Inventories	(470)	(2,837)
Tooling in progress	(354)	129
Prepaids and other current assets	(914)	(608)
Accounts payable	5,892	3,795
Accrued liabilities, excluding long-term incentive	(2,799)	(1,405)

Net cash (used in) provided by operating activities	(1,500)	1,673

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(8,151)	(2,488)
Proceeds from sale of property, plant and equipment	9	—

Net cash used in investing activities	(8,142)	(2,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	117,666	38,951
Payments on bank revolving credit notes	(110,906)	(36,195)
Proceeds from issuance of other long-term debt	—	—
Repayments of other long-term debt	(107)	(1,983)
Payments on capital leases	(73)	—

Net cash provided by financing activities	6,580	773

Net (decrease) in cash and cash equivalents	(3,061)	(42)
Cash and cash equivalents at beginning of period	3,089	76

Cash and cash equivalents at end of period	$28	$34

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,966	$992

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statement of Redeemable Common Shares, Treasury Stock and Retained Earnings

(in thousands)

(unaudited)

	Redeemable Common Shares	Treasury Stock	Retained Earnings
Balance as of January 1, 2018	$125,042	$(49,826)	$17,671
Net Income	—	—	4,430

Balance as of March 31, 2018	$125,042	$(49,826)	$22,101

	Redeemable Common Shares	Treasury Stock	Retained Earnings
Balance as of December 31, 2018	$133,806	$(57,659)	$26,842
Net Income	—	—	2,459

Balance as of March 31, 2019	$133,806	$(57,659)	$29,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mayville Engineering Company, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands except shares and per share amounts)

(unaudited)

Note 1. Basis of presentation

The interim consolidated unaudited financial statements of Mayville Engineering Company, Inc. and subsidiaries (MEC, the Company, we, our, us or similar terms) presented here have been prepared in accordance with the accounting principles generally accepted in the United States of America (GAAP) and with instructions to Form 10-Q and Article 10 of Regulation S-X. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results and position for the interim unaudited periods presented. All intercompany balances and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Prospectus. A summary of the Company’s significant accounting policies is included in the Company’s 2018 financial statements in the Prospectus. The Company followed these policies in preparation of the interim unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue. This guidance replaces most existing revenue recognition guidance. It provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. As amended, this new revenue guidance will be effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. For as long as the Company remains an Emerging Growth Company (EGC), the new guidance is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company has elected to adopt the standard using a modified retrospective approach and has determined that the standard does not have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, creating Topic 842, which requires lessees to record the assets and liabilities arising from all leases in the statement of financial position. Under ASU 2016-02, lessees will recognize a liability for lease payments and a right-of-use asset. When measuring assets and liabilities, a lessee should include amounts related to option terms, such as the option of extending or terminating the lease or purchasing the underlying asset, that are reasonably certain to be exercised. For leases with a term of 12 months or less, lessees are permitted to make an accounting policy election to not recognize lease assets and liabilities. This guidance retains the distinction between finance leases and operating leases and the classification criteria remains similar. For financing leases, a lessee will recognize the interest on a lease liability separate from amortization of the right-of-use asset. In addition, repayments of principal will be presented within financing activities, and interest payments will be presented within operating activities in the statement of cash flows. For operating leases, a lessee will recognize a single lease cost on a straight-line basis and classify all cash payments within operating activities in the statement of cash flows. For public companies, this guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For as long as the Company remains an emerging growth company, the new guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on the consolidated financial statements.

A summary of the Company’s evaluation of other recent accounting pronouncements included in the Company’s 2018 financial statements in the Prospectus.

Note 2. Acquisitions

On December 14, 2018, the Company acquired Defiance Metal Products Co. (DMP), a full-service metal fabricator and contract manufacturer with two facilities in Defiance, OH, one in Heber Springs, AR, and one in Bedford, PA.

The Company acquired DMP for $114,700, net of cash received plus contingent consideration of up to $10,000. The Company will pay DMP’s previous shareholders $7,500 if DMP generates $19,748 of earnings before interest expense, income taxes, depreciation and amortization (EBITDA) over the twelve month period ended September 30, 2019. In addition, the Company will pay one dollar for each additional dollar of EBITDA in excess of $19,748 generated over this period; however, in no event shall the total payment exceed $10,000.

The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The excess purchase price over the estimated fair value of net tangible assets acquired was allocated to identifiable intangible assets and goodwill. The Company engaged a reputable independent third party to assist with the identification and valuation of the intangible assets. Management made significant estimates and assumptions when determining the fair value of assets acquired and liabilities assumed. These estimates include, but are not limited to, discount rates, projected future net sales, projected future expected cash flows, useful lives, attrition rates, royalty rates, and growth rates. These measures are based on significant Level 3 inputs not observable in the market.

The preliminary estimated fair values of assets acquired and liabilities assumed are as follows:

Preliminary Opening Balance Sheet Allocation
Cash consideration, net of cash received	$114,700
Contingent consideration	6,075

Total purchase price	$120,775

Accounts receivable, net	$26,900
Tooling in progress	1,318
Inventory, net	11,729
Property, plant and equipment, net	30,053
Other assets, net of cash	416
Intangible assets
Trade name	14,780
Customer relationships	44,550
Non-compete	8,800
Goodwill	30,332

Total assets acquired	168 878
Deferred income taxes	20,220
Other liabilities	27,883

Net assets acquired	$120,775

In connection with the DMP acquisition, inventory was valued at its estimated fair value which is defined as expected sales price less costs to sell. The valuation resulted in an inventory fair value step-up of $978. This amount is amortized based on inventory turns, with the amortization resulting in a reduction of inventory and an expense reflected in cost of sales on the Condensed Consolidated Statement of Comprehensive Income. For the three months ended March 31, 2019 and the year ended December 31, 2018, the Company amortized $395 and $583 of the inventory fair value step-up, respectively. The inventory fair value step-up is fully amortized as of March 31, 2019.

The Company recorded $14,780 of trade name intangible assets with an estimated useful life of 10 years, $44,550 of customer relationship intangible assets with an estimated useful life of 12 years, and $8,800 of non-compete agreements with an estimated useful life of 5 years. These intangibles are amortized on a straight-line basis. The Company believes that the estimated useful lives and the straight-line amortization methodology most appropriately reflect when and how the Company expects to benefit from the identifiable intangible assets. Amortization expense related to these intangible assets is reflected in amortization of intangible expenses on the Condensed Consolidated Statement of Comprehensive Income.

The Company also estimated and recorded the fair value of the contingent consideration payable of $6,075 as of the acquisition date. The Company remeasures this liability utilizing a Monte Carlo valuation model through the conclusion of the earnout period, September 30, 2019, with the change in value resulting in a gain or loss reflected in other selling, general, and administrative expenses on the Condensed Consolidated Statement of Comprehensive Income. The primary inputs utilized in the Monte Carlo valuation model include actual and projected EBITDA along with a discount rate. Contingent consideration payable was revalued to $6,924 and $6,054 as of March 31, 2019 and December 31, 2018, respectively. The change of $869 between the balances for the periods ended March 31, 2019 and December 31, 2018 is recorded within the line item other selling, general, and administrative expenses on the Company’s Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2019.

The purchase price of DMP exceeded the preliminary estimated fair value of identifiable net assets and accordingly, the difference was allocated to goodwill, which is not tax deductible.

The Company believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the purchase price allocations are preliminary. The Company is in the process of finalizing the net working capital true-up in conjunction with the fair value estimates for assets acquired, liabilities assumed, identifiable intangible assets, and the income tax provision. During the three months ended March 31, 2019, the Company adjusted the value of deferred income taxes on the opening balance sheet by $1,097. The offsetting adjustment was to goodwill.

The Company has recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the respective valuations. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the applicable acquisition date.

The DMP acquired entities accounted for $50.2 million and $0.8 million of net sales and net income, respectively, for the three months ended March 31, 2019.

Pro Forma Financial Information (Unaudited): In accordance with Accounting Standard Codification 805, the following unaudited pro forma combined results of operations have been prepared and presented to give effect to the DMP acquisition as if it had occurred on January 1, 2018, the beginning of the comparable period, applying certain assumptions and proforma adjustments. These proforma adjustments primarily relate to the depreciation expense on stepped-up fixed assets, amortization of identifiable intangible assets, costs of goods sold expense on the sale of stepped inventory, interest expense related to additional debt needed to fund the acquisition, and the tax impact of these adjustments. The unaudited pro forma consolidated results are provided for illustrative purposes only and are not indicative of the Company’s actual consolidated results of operations or consolidated financial position.

The unaudited pro forma results of operations do not reflect any operating efficiencies or potential cost savings which may result from the acquisition.

Three Months Ended March 31, 2018
Net sales	$128,274
Net income	4,496

Note 3. Select balance sheet data

Inventory

Inventories as of March 31, 2019 and December 31, 2018 consist of :

	March 31,	December 31,
	2019	2018
Finished goods and purchased parts	$32,040	$32,589
Raw materials	13,664	12,329
Work-in-process	7,776	8,487

Total	$53,480	$53,405

The change in inventory from $53,405 as of December 31, 2018 to $53,480 as of March 31, 2019 includes a $395 reduction related to the amortization of the DMP inventory fair value step-up. The DMP inventory fair value step-up is fully amortized as of March 31, 2019.

Property, plant and equipment

Property, plant and equipment as of March 31, 2019 and December 31, 2018 consist of :

	Useful Lives	March 31,	December 31,
	Years*	2019	2018
Land	Indefinite	$1,264	$1,264
Land improvements	15-39	3,169	3,169
Building and building improvements	15-39	56,233	55,269
Machinery, equipment and tooling	3-7	187,220	182,045
Vehicles	5	3,627	3,613
Office furniture and fixtures	3-7	14,379	14,253
Construction in progress	N/A	7,102	6,786

Total property, plant and equipment, gross		272,994	266,399
Less accumulated depreciation		147,417	142,516

Total property, plant and equipment, net		$125,577	$123,883

Goodwill

Changes in goodwill between December 31, 2018 and March 31, 2019 consist of :

Balance as of December 31, 2018	$69,437
Purchase accounting adjustment	1,097
Impairment	—

Balance as of March 31, 2019	$70 534

Intangible Assets

The following is a listing of intangible assets, the useful lives in years (amortization period) and accumulated amortization as of March 31, 2019 and December 31, 2018:

	Useful Lives	March 31,	December 31,
	Years	2019	2018
Amortizable intangible assets:
Customer relationships and contracts	9-12	$78,340	$78,340
Trade name	10	14,780	14,780
Non-compete agreements	5	8,800	8,800
Patents	19	24	24
Accumulated amortization		(25,552)	(22,876)

Total amortizable intangible assets, net		76,392	79,068
Non-amortizable brand name		3,811	3,811

Total intangible assets, net		$80,203	$82,879

Non-amortizable brand name is tested annually for impairment.

Changes in intangible assets between December 31, 2018 and March 31, 2019 consist of:

Balance as of December 31, 2018	$82,879
Amortization expense	(2,677)

Balance as of March 31, 2019	$80,203

Amortization expense was $2.7 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively.

Note 4. Bank revolving credit notes

The Company maintains a Credit Agreement providing for $90 million borrowing capacity through December 14, 2023. Interest is payable monthly at the adjusted London Interbank Offered Rate (LIBOR) plus an applicable margin based on the current funded indebtedness to adjusted EBITDA ratio. The interest rate was 4.75% and 4.69% as of March 31, 2019 and December 31, 2018, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.20% as of March 31, 2019 and December 31, 2018.

The Company was in compliance with all financial covenants of the credit agreements as of March 31, 2019 and December 31, 2018. The amount borrowed on the revolving credit notes was $66,389 and $59,629 as of March 31, 2019 and December 31, 2018, respectively.

Note 5. Other long-term debt

The Company maintains a facility financing package with borrowings of $95,000 and a maturity date of December 14, 2023, and a strategic capital loan with borrowings of $25,000 and a maturity date of June 14, 2024. Government loan balances include forgiveness clauses based upon capital spending and headcount increases at the noted manufacturing locations.

Other long-term debt as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019		December 31, 2018
	Interest Rate	Balance	Interest Rate	Balance
Term A loans – 2018 financing package	4.75%	$69,000	4.69%	$69,000
Real estate term loan – 2018 financing package	4.75%	26,000	4.69%	26,000
Strategic capital loan	11.59%	25,000	11.78%	25,000
Wisconsin Economic Development Corporate (Neillsville)	2.00%	299	2.00%	406
Smyth County, Virginia	0.00%	700	0.00%	700

Total principal outstanding		120,999		121,106
Less: Unamortized debt issuance costs		(781)		(825)
Less: Current maturities		(10,549)		(8,606)

Long-term debt, less current maturities, net		$109,669		$111,675

Scheduled principal payment of debt subsequent to March 31, 2019 are as follows:

Year ending December 31,
2019 (remainder)	$8,499
2020	8,200
2021	8,200
2022	8,200
2023	62,900
Thereafter	25,000

Total	$120,999

The Company was in compliance with all financial covenants of its long term debt agreements as of March 31, 2019.

Note 6. Capital lease obligation

Capital leases consist of equipment with a capitalized cost of $2,051 and accumulated depreciation of $171 at March 31, 2019. Depreciation of $73 was recognized on the capital lease assets during the three months ended March 31, 2019. There were no capital lease obligations during the three month period ended March 31, 2018. Future minimum lease payments required under the lease is as follows:

Year ending December 31,
2019 (remainder)	$262
2020	335
2021	335
2022	335
2023	335
Thereafter	559

Total	2,161
Less payment amount allocated to interest	256

Present value of capital lease obligation	$1,905

Current portion of capital lease obligation	275
Long-term portion of capital lease obligation	1,630

Total capital lease obligation	$1,905

Note 7. Employee stock ownership plan

Under the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (ESOP), the Company makes annual contributions to the trust for the benefit of eligible employees in the form of cash or treasury shares of the Company. The annual contribution is discretionary except that it must be at least 3% of the compensation for all safe harbor participants for the plan year. For each of the three months ended March 31, 2019 and 2018, the Company’s ESOP expense amounted to $1,500 and $1,000, respectively.

At various times following death, disability, retirement or termination of employment, an ESOP participant is entitled to receive their ESOP account balance in accordance with various distribution methods as permitted under the policies adopted by the ESOP. Historically, all distributions have been paid to participants in cash.

During the three months ended March 31, 2019 the ESOP did not acquire any shares from withdrawing participants.

As of March 31, 2019, and December 31, 2018, the ESOP shares consisted of 13,443,484 in allocated shares after giving effect to the issuance of a stock dividend of approximately 1,334.34-for-1 related to the Company’s May 2019 IPO. The Company is obligated to repurchase shares in the trust that are not distributed to ESOP participants as determined by the ESOP trustees, and thus the shares are mandatorily redeemable. Based on the mandatory redemption of these shares, they represent temporary equity on the consolidated balance sheets. The total estimated fair value of all allocated shares subject to this repurchase obligation approximated $133,806 as of March 31, 2019 and December 31, 2018. The estimated fair value as of March 31, 2019 and December 31, 2018 was based on the most recent available appraisals of the common stock which was approximately $9.95 per share after giving effect to the issuance of a stock dividend of approximately 1,334.34-for-1 related to the Company’s May 2019 IPO.

Note 8. Income taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company will refine its estimate based on facts and circumstances by each tax jurisdiction.

Income tax expense was estimated at $769 and the effective tax rate (ETR) from continuing operations was 30.35% for the three months ended March 31, 2019. The following item caused the quarterly ETR to be significantly different from our expected annual ETR at statutory tax rates:

•

During the three months ended March 31, 2019, we recorded a discrete tax expense of approximately $84 as a result of a greater state tax expense than was originally estimated in our tax provision for our year ended December 31, 2018. This increased the effective tax rate by 3.71% for the quarter ended March 31, 2019.

The acquired DMP entities are subject to taxation in the United States and five state jurisdictions. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in these jurisdictions. ASC Topic 740, Income Taxes, states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of technical merits. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2019.

Prior to the Company’s IPO, the Company’s legacy business was an S Corporation, where substantially all taxes were passed to the shareholders and the Company did not pay federal or state corporate income taxes on its taxable income. In connection with the IPO, the Company’s legacy business converted to a C Corporation. As a result, the consolidated business will be subject to paying federal and state corporate income taxes on its taxable income from May 12, 2019 forward.

The Company’s policy for recording interest and penalties associated with potential income tax audits is to record such expense as a component of income tax expense. There were no amounts for penalties or interest recorded as of March 31, 2019. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its positions.

Note 9. Contingencies

From time to time, the Company may be involved in various claims and lawsuits, both for and against the Company, arising in the normal course of business. Although the results of litigation and claims cannot be predicted with certainty, in management’s opinion, either the likelihood of loss is remote, or any reasonably possible loss associated with the resolution of such proceedings is not expected to have a material adverse impact on the consolidated financial statements.

Note 10. Deferred compensation

The Mayville Engineering Deferred Compensation Plan is available for certain employees designated to be eligible to participate by the Company and approved by the Board of Directors. Eligible employees may elect to defer a portion of his or her compensation for any plan year and the deferral cannot exceed 50% of the participant’s base salary and may include the participant’s annual short-term cash incentive up to 100%. The participant’s election must be made prior to the first day of the plan year.

An employer contribution will be made for each participant to reflect the amount of any reduced allocations to the ESOP and/or 401(k) employer contributions due solely to the participant’s deferral amounts, as applicable. In addition, a discretionary amount may be awarded to a participant by the Company.

All deferrals are deemed to have been invested in the Company stock at a price equal to the share value on the date of deferral and the value of the account will increase or decrease with the change in the value of the stock. Individual accounts are maintained for each participant. Each participant’s account is credited with the participant’s deferred compensation, the Company’s contributions, and investment income or loss, reduced for charges, if any.

The deferred compensation plan provides benefits payable upon separation of service or death. Payments are to be made 30 days after date of separation from service, either in a lump-sum payment or up to five annual installments as elected by the participant when the participant first elects to defer compensation.

The deferred compensation plan is non-funded and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the three months ended March 31, 2019 and 2018, eligible employees elected to defer compensation of $1,147 and $1,485, respectively. As of March 31, 2019, and December 31, 2018, the total amount accrued for all benefit years under this plan was $14,498 and $13,351, respectively, which is included within the deferred compensation and long-term incentive on the consolidated balance sheets. These amounts include the initial deferral of compensation as adjusted for subsequent changes in the share value of the Company stock. Total expense for the deferred compensation plan for the three months ended March 31, 2019 and 2018 amounted to $1,147 and $1,485 and is included in profit sharing, bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income.

Note 11. Long-Term incentive plan

The Company’s Long-Term Incentive Plan is available for any employee who has been designated to be eligible to participate by the Compensation Committee of the Board of Directors. Annually, the plan provides for long-term cash incentive awards to eligible participants based on the Company’s performance over a three-year performance period.

The long-term incentive plan is non-funded and each participant in the plan is considered a general unsecured creditor of the Company and each agreement constitutes a promise by the Company to make benefit payments if the future conditions are met, or if the discretion is exercised in favor of a benefit payment.

The qualifying conditions for each award granted prior to December 31, 2015 under the plan include a minimum increase in the aggregate fair value of the Company of 24% during the three-year performance period and the eligible participants must be employed by the Company on the date of the cash payment or have retired after attaining age 65, died or become disabled during the period from the beginning of the performance period to the date of payment. As of January 1, 2016, all new awards granted under the plan include a minimum increase in the aggregate fair value of the Company of 12% during the three-year performance period. If the qualifying conditions are not attained, discretionary payments may be made, up to a maximum amount specified in each award agreement. Discretionary payments are determined by the Compensation Committee of the Board of Directors (for payment to the Chief Executive Officer of the Company) and by the Chief Executive Officer (for payments to other participants in the plan).

If a participant is not employed throughout the performance period due to retirement, death or disability, their maximum benefit will be prorated based on the number of days employed by the Company during the performance periods.

Based on the requirements of this plan, no awards were paid during the three months ended March 31, 2019 and 2018. The total amount accrued for all grant years under this plan was $562 and $1,846 as of March 31, 2019 and December 31, 2018, respectively. These amounts are included within deferred compensation and long-term incentive on the Condensed Consolidated Balance Sheets. Total expense for the long-term incentive plan for the three months ended March 31, 2019 and 2018 amounted to $79 and $111, respectively, and is included in profit sharing, bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income.

Note 12. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees, and estimated unpaid claims. The Company purchases reinsurance to limit the annual risk associated with their multiple medical plans. Under one plan, the Company purchases reinsurance to limit the annual risk per participant to $225 with no aggregate stop loss. Under another plan, the Company purchases reinsurance to limit the annual risk per participant to $200 and to limit the annual aggregate risk related to this contract which was approximately $5,163 and $4,467 for the three months ended March 31, 2019 and 2018, respectively. An estimated accrued liability of approximately $1,553 and $1,514 was recorded as of March 31, 2019 and December 31, 2018, respectively, for estimated unpaid claims and is included within other current liabilities on the Condensed Consolidated Balance Sheets.

Note 13. Segments

The Company applies the provisions of ASC Topic 280, Segment Reporting. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker (CODM) and for which discrete financial information is available. Based on the provisions of ASC 280, the Company has determined it has one operating segment.

The Company does not earn revenues or have long-lived asset located in foreign countries. In accordance with the enterprise-wide disclosure requirements of ASC 280, the Company’s net sales from external customers by main product lines are as follows:

	Three Months Ended March 31,
	2019	2018
Outdoor sports	$1,859	$1,752
Fabrication	91,153	35,725
Performance structures	19,807	22,808
Tube	20,857	19,570
Tank	11,605	8,729

Total	145,281	88,584
Intercompany sales elimination	(1,549)	(1,363)

Total, net sales	$143,732	$87,221

Note 14. Fair value of financial instruments

Fair value provides information on what the Company may realize if certain assets were sold or might pay to transfer certain liabilities based upon an exit price. Financial assets and liabilities that are measured and reported at fair value are classified into a three-level hierarchy that prioritizes the inputs used in the valuation process. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The hierarchy is based on the observability and objectivity of the pricing inputs, as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•

Level 2 – Significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data.

•

Level 3 – Prices or valuation techniques that require significant unobservable data inputs. These inputs would normally be the Company’s own data and judgements about assumptions that market participants would use in pricing the asset or liability.

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

	Balance at March 31, 2019	Fair Value Measurements at Report Date Using
		(Level 1)	(Level 2)	(Level 3)
Deferred compensation	$14,498	$—	$—	$14,498
Contingent consideration payable	6,924	—	—	6,924

Total	$21,422	$—	$—	$21,422

	Balance at December 31, 2018	Fair Value Measurements at Report Date Using
		(Level 1)	(Level 2)	(Level 3)
Deferred compensation	$13,351	$—	$—	$13,351
Contingent consideration payable	6,054	—	—	6,054

Total	$19,405	$—	$—	$19,405

Changes in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) between December 31, 2018 and March 31, 2019 consist of:

Balance as of December 31, 2018	$19,405
Contingent consideration fair value adjustment	869
Deferred compensation contributions	1,043
Deferred compensation fair value adjustment	180
Payments	(75)

Balance as of March 31, 2019	$21,422

Fair value measurements for the Company’s cash and cash equivalents are classified based upon Level 1 measurements because such measurements are based upon quoted market prices in active markets for identical assets.

Accounts receivable, accounts payable, long-term debt and accrued liabilities are recorded in the financial statements at cost and approximate fair value.

Deferred compensation liabilities are recorded at amounts due to participants at the time of deferral. Deferrals are deemed to have been invested in the Company stock at a price equal to the share value on the deferral date. Subsequent fair value adjustments are made to the participants’ accounts for the change in the value of the Company’s stock on an annual basis. Considered Level 3 on the fair value hierarchy, the Company computes the fair value of its stock through the utilization of an independent third-party valuation specialist. The change in fair value is recorded in deferred compensation and long-term incentive liabilities on the Condensed Consolidated Balance Sheets and deferred compensation expense on the Condensed Consolidated Statements of Comprehensive Income.

On December 14, 2018, the Company acquired DMP for $114,700, net of cash received plus contingent consideration of up to $10,000. The Company will pay DMP’s previous shareholders an additional $7,500 if DMP generates $19,748 of EBITDA over the twelve-month period ended September 30, 2019. In addition, the Company will pay one dollar for each additional dollar of EBITDA in excess of $19,748 generated over this period; however, in no event shall the total payment exceed $10,000. The Company estimated and recorded the fair value of the contingent consideration payable of $6,075 as of the acquisition date. The Company remeasures this liability through the conclusion of the earnout period, September 30, 2019, with the change in value resulting in a gain or loss reflected in other selling, general, and administrative expenses on the Condensed Consolidated Statement of Comprehensive Income. Contingent consideration payable was revalued to $6,924 and $6,054 as of March 31, 2019 and December 31, 2018, respectively. The change of $869 between these periods was recorded as an expense within other selling, general, and administrative expenses on the Company’s Condensed Consolidated Statement of Comprehensive Income.

The Company does not have any financial assets or liabilities at the Level 2 fair value hierarchy.

The Company’s non-financial assets such as intangible assets and property, plant, and equipment are re-measured at fair value when there is an indication of impairment and adjusted only when an impairment charge is recognized.

Note 15 – Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales and net trade receivables:

	Net Sales		Accounts Receivable
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	As of March 31, 2019	As of December 31, 2018
Customers
A	17.0%	24.1%	<10%	<10%
B	14.1%	19.0%	<10%	<10%
C	<10%	19.3%	<10%	<10%
D	<10%	<10%	<10%	12.6%
E	11.6%	<10%	<10%	<10%

Note 16. Subsequent events

The Company has evaluated events and transactions for potential recognition or disclosure in the condensed consolidated financial statements through the date on which the Condensed Consolidated Financial Statements were available to be issued.

On April 8, 2019, the Company finalized the net working capital true-up associated with the DMP acquisition, resulting in an additional payout of $2,400 by the Company to the seller, bringing the Company’s acquisition of DMP to $117,100 in total cash paid, net of cash acquired.

On May 12, 2019, the Company’s legacy business converted from an S Corporation to a C Corporation. As a result, the consolidated business will be subject to federal and state corporate income taxes on its taxable income from this date forward.

On May 13, 2019, the Company completed its IPO and received $99,344 of proceeds net of underwriting discounts and commissions. These proceeds were used to pay down debt including the $43,000 pay down of the Term A loan, $25,000 pay off of the Strategic Capital loan, with the remainder used to pay down the revolver. In conjunction with the IPO, the Company issued a stock dividend specific to pre-IPO shares, of approximately 1,334.34-for-1, resulting in the conversion of 10,075 shares in the ESOP to 13,443,484 shares. As a result, and after considering the 6,250,000 shares sold through the IPO, 19,693,484 shares were outstanding at this date.

On May 16, 2019, underwriters of the Company’s IPO exercised their right to purchase 152,209 additional shares of common stock from the Company at the purchase price of $17 per share.

On May 20, 2019, the Company received $2,400 of proceeds, net of underwriter fees, for the delivery of an additional 152,209 shares to the underwriters.

On May 23, 2019, the Company completed the revaluation of its Long Term Incentive Compensation Program (LTIP) due to the IPO, resulting in a pay out of $10,483, ending the LTIP. Also due to the IPO, the deferred compensation liability was revalued resulting in an increase of $9,990 from the March 31, 2019 balance of $14,498.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in the understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statement that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth in “Risk Factors” in the Company’s Prospectus and “Cautionary Statement Regarding Forward-Looking Statements” above. This discussion should be read in conjunction with our audited consolidated financial statements included in the Company’s Prospectus. In this discussion, we use certain non-GAAP financial measures. Explanation of these non-GAAP financial measures and reconciliation to the most directly comparable GAAP financial measures are included in this Management Discussion and Analysis of Financial Condition and Results of Operations. Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance GAAP.

Overview

MEC is a leading U.S.-based value-added manufacturing partner that provides a broad range of prototyping and tooling, production fabrication, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy-and medium-duty commercial vehicles, construction, powersports, agriculture, military and other end markets. We have developed long-standing relationships with our blue-chip customers based on upon a high level of experience, trust and confidence.

Our one operating segment focuses on producing metal components that are used in a broad range of heavy-and medium-duty commercial vehicles, construction, powersports, agricultural, military and other products.

On December 14, 2018, we acquired DMP, a leading U.S. based manufacturer of component parts for the heavy-and medium-duty commercial vehicles, construction, and agriculture and military markets. At closing, we paid $114.7 million, net of cash acquired, and assumed certain liabilities. There is also an additional one-time earn-out of up to $10 million that could be paid in the fourth quarter of 2019 if DMP meets certain financial performance metrics (see Note 2 – Acquisitions, in the Notes to the Condensed Consolidated Financial Statements).

How We Assess Performance

Net Sales. Net sales reflect sales of our components and products net of allowances for returns and discounts. Several factors affect our net sales in any given period, including general economic conditions, weather, timing of acquisitions and the production schedules of our customers. Net sales are recognized at the time of shipment to the customer.

Manufacturing Margins. Manufacturing margins represents net sales less cost of sales. Cost of sales consists of all direct and indirect costs used in the manufacturing process, including raw materials, labor, equipment costs, depreciation, lease expenses, subcontract costs and other directly related overhead costs. Our cost of sales is directly affected by the fluctuations in commodity prices, primarily sheet steel and aluminum, but these changes are largely mitigated by contractual agreements with our customers that allow us to pass through these price changes based upon certain market indexes.

Depreciation and Amortization. We carry property, plant and equipment on our balance sheet at cost, net of accumulated depreciation and amortization. Depreciation on property, plant and equipment is computed on a straight-line basis over the estimated useful life of the asset. Amortization expense is the periodic expense related to leasehold improvements and intangible assets. Leasehold improvements are amortized over the lesser of the life of the underlying asset or the remaining lease term. Our intangible assets were recognized as a result of certain acquisitions and are generally amortized on a straight-line basis over the estimated useful lives of the assets.

Other Selling, General, and Administrative Expenses. Other selling, general and administrative expenses consist primarily of salaries and personnel costs for our sales and marketing, finance, human resources, information systems, administration and other certain managerial employees and certain corporate level administrative expenses such as incentive compensation, audit, accounting, legal and other consulting and professional services, travel, and insurance.

Other Key Performance Indicators

EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin

EBITDA represents net income before interest expense, provision (benefit) for income taxes, depreciation and amortization. EBITDA Margin represents EBITDA as a percentage of net sales for each period.

Adjusted EBITDA represents EBITDA before transaction fees incurred in connection with the DMP acquisition and the IPO, the loss on debt extinguishment relating to our December 2018 credit agreement, and non-cash purchase accounting charges including costs recognized on the step-up of acquired inventory and contingent consideration fair value adjustments. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA and Adjusted EBITDA Margin as management uses these measures as key performance indicators, and we believe they are measures frequently used by securities analysts, investors and other parties to evaluate companies in our industry. These measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP.

Our calculation of EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to the similarly named measures reported by other companies. Potential differences between our measures of EBITDA and Adjusted EBITDA compared to other similar companies’ measures of EBITDA and Adjusted EBITDA may include differences in capital structure and tax positions.

The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA, and the calculation of Adjusted EBITDA Margin for each of the periods presents.

	Three Months Ended March 31,
	2019	2018
(in thousands)
Net income	$2,459	$4,430
Interest expense	2,832	906
Provision (benefit) for income taxes	769	29
Depreciation and amortization	7,650	4,992

EBITDA	13,710	10,357
Costs recognized on step-up of acquired inventory	395	—
Contingent consideration fair value adjustment	869	—
IPO and DMP acquisition related expenses	1,814	—

Adjusted EBITDA	$16,788	$10,357

Net sales	$143,732	$87,221
EBITDA Margin	9.5%	11.9%
Adjusted EBITDA Margin	11.7%	11.9%

Consolidated Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	Three Months Ended March 31,				Increase (Decrease)
	2019		2018
	Amount	% of Net Sales	Amount	% of Net Sales	Amount Change	% Change
(in thousands)
Net sales	$143,732	100.0%	$87,221	100.0%	$56,511	64.8%
Cost of sales	124,153	86.4%	75,411	86.5%	48,742	64.6%

Manufacturing margins	19,580	13.6%	11,811	13.5%	7,769	65.8%
Amortization of intangibles	2,677	1.9%	939	1.1%	1,738	185.1%
Profit sharing, bonuses and deferred compensation	1,750	1.2%	1,640	1.9%	110	6.7%
Employee stock ownership plan expense	1,500	1.0%	1,000	1.1%	500	50.0%
Other selling, general and administrative expenses	7,599	5.3%	2,875	3.3%	4,724	164.3%

Income from operations	6,054	4.2%	5,356	6.1%	698	13.0%
Interest expense	2,832	2.0%	906	1.0%	1,926	212.5%
Other income (loss)	7	0.0%	8	0.0%	(2)	-18.4%
Provision (benefit) for income taxes	769	0.5%	29	0.0%	741	2,598.8%

Net income and comprehensive income	$2,459	1.7%	$4,430	5.1%	$(1,970)	-44.5%

EBITDA	$13,710	9.5%	$10,357	11.9%	$3,354	32.4%
Adjusted EBITDA	$16,788	11.7%	$10,357	11.9%	$6,432	62.1%

Net Sales.  Net sales were $143.7 million for the three months ended March 31, 2019 as compared to $87.2 million for the three months ended March 31, 2018. The increase of $56.5 million, or 64.8%, was mostly due to our recent acquisition of DMP, which accounted for $50.2 million, or 57.5% of the increase. The remaining $6.3 million, or 7.3% of the increase, was due to organic growth of our legacy business mostly driven by volume increases.

Manufacturing Margins.  Manufacturing margins were $19.6 million for the three months ended March 31, 2019 as compared to $11.8 million for the three months ended March 31, 2018. The increase of $7.8 million, or 65.8%, was mostly due to our recent acquisition of DMP, which accounted for $5.6 million, or 47.4% of the increase. The remaining $2.2 million of the increase was driven by improved utilization in our legacy business, generated by increased volumes and greater labor and production efficiencies from recent investments in new automation and technologies.

Amortization of Intangibles Expense.  Amortization of intangibles expense was $2.7 million for the three months ended March 31, 2019 as compared to $0.9 million for the three months ended March 31, 2018. The increase of $1.7 million, or 185.1%, was due to the amortization expense associated with the identifiable intangible assets from the DMP acquisition. Please see Note 2 of the Condensed Consolidated Financial Statements for more information related to these identifiable intangible assets.

Profit Sharing, Bonuses and Deferred Compensation Expenses.  Profit sharing, bonuses and deferred compensation expenses were $1.75 million for the three months ended March 31, 2019 as compared to $1.64 million for the three months ended March 31, 2018. The increase of $0.1 million, or 6.7%, was due to the performance of the DMP acquisition.

Employee Stock Ownership Plan Expense.  Employee stock ownership plan expense was $1.5 million for the three months ended March 31, 2019 as compared to $1.0 million for the three months ended March 31, 2018. The increase of $0.5 million, or 50.0%, was primarily due to the addition of plan participants as a result of the DMP acquisition.

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses were $7.6 million for the three months ended March 31, 2019 as compared to $2.9 million for the three months ended March 31, 2018. The increase of $4.7 million, or 164.3%, was primarily driven by IPO activities and our acquisition of DMP. One-time expenses related to the Company’s IPO and the DMP acquisition accounted for $1.8 million of the increase. The DMP contingent consideration fair value adjustment accounted for $0.9 million of the increase. The DMP acquired entities accounted for another $1.5 million of the increase, with the remainder mostly attributable to personnel additions needed to enhance the company’s structure of being a publicly traded company and support future growth.

Interest Expense.  Interest expense was $2.8 million for the three months ended March 31, 2019 as compared to $0.9 million for the three months ended March 31, 2018. The increase of $1.9 million, or 212.5%, is primarily due to additional debt used to fund the DMP acquisition.

Net Income and Comprehensive Income.  Net income and comprehensive income was $2.5 million for the three months ended March 31, 2019 as compared to $4.4 million for the three months ended March 31, 2018. The decrease of $2.0 million, or -44.5%, was due to increased interest expense, income tax expense, amortization expense, and other one-time costs associated with the DMP acquisition and the IPO, partly offset by net income generated by DMP.

EBITDA and EBITDA Margin.  EBITDA and EBITDA margin percent were $13.7 million and 9.5%, respectively, for the three months ended March 31, 2019, as compared to $10.4 million and 11.9%, respectively, for the three months ended March 31, 2018. The increase in EBITDA of $3.3 million was due to the acquisition of DMP and organic growth of our legacy business. The decline in EBITDA Margin from 11.9% to 9.5% was primarily due to costs incurred for the three month period ended March 31, 2019 not incurred in the same prior year period, including $0.4 million of costs related to the DMP inventory fair value step-up, $1.8 million of one-time expenses related to the IPO and DMP acquisition, and a $0.9 million expense related to the DMP contingent consideration fair value adjustment.

Adjusted EBITDA and Adjusted EBITDA Margin.  Adjusted EBITDA and Adjusted EBITDA margin percent were $16.8 million and 11.7%, respectively, for the three months ended March 31, 2019, as compared to $10.4 million and 11.9%, respectively, for the three months ended March 31, 2018. The increase in Adjusted EBITDA of $6.4 million was due to our recent acquisition of DMP and growth in our legacy business.

Liquidity and Capital Resources

Cash Flows Analysis

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	$Change	% Change
(in thousands)
Net cash (used in) provided by operating activities	$(1,500)	$1,673	$(3,173)	-189.7%
Net cash used in investing activities	(8,142)	(2,488)	(5,654)	227.3%
Net cash provided by financing activities	6,580	773	5,807	751.2%

Net change in cash	$(3,061)	$(42)	$(3,020)	7,190.5%

Operating Activities.  Cash used in operating activities was $1.5 million for the three months ended March 31, 2019, as compared to cash provided by operating activities of $1.7 million for the three months ended March 31, 2018. The $3.2 million, or 189.7% decline in operating cash flows was partly due to a $2.0 million decline in net income in conjunction with changes to net working capital items. Cash flow used in operating activities due to changes in net working capital items was ($14.0) million for the three months ended March 31, 2019, as compared to ($8.5) million for the three months ended March 31, 2018. The ($5.6) million change was primarily driven by a ($7.9) million difference in accounts receivable changes due to sales growth, partly offset by a $2.4 million difference in changes to inventories and a $2.0 million difference in changes to accounts payable, both due to timing of purchases for the three months ended March 31, 2019 compared to the same prior year period. Changes to pricing, payment terms and credit terms did not have a significant impact on changes to working capital items, or any other element of the operating cash flow activities, for the periods presented.

Investing Activities.  Cash used in investing activities was $8.1 million for the three months ended March 31, 2019, as compared to $2.5 million for the three months ended March 31, 2018. The $5.7 million, or 227.3% increase in cash used in investing activities was primarily driven by the continued investment in automation and new technology, including the addition of Horizontal Milling Machines, YLM CNC Bender, and an automated material handling system for two new 10k watt fiber lasers.

Financing Activities. Cash provided by financing activities was $6.6 million for the three months ended March 31, 2019, as compared to $0.8 million for the three months ended March 31, 2018. The $5.8 million increase in cash provided by financing activities was primarily due to increased net proceeds obtained through debt instruments in order to fund working capital requirements.

Senior Credit Agreement

On December 14, 2018, we entered into a credit agreement (the Senior Credit Agreement) with certain lenders and Wells Fargo Bank, National Association, as administrative agent (the Agent). The Senior Credit Agreement provides for (i) a $90.0 million revolving credit facility (the Revolving Loan), with a letter of credit sub-facility in an aggregate amount not to exceed $5.0 million, and a swingline facility in an aggregate amount of $15.0 million, and (ii) a $69.0 million term loan facility (Term Loan A), and a $26.0 million real estate term loan facility (the Real Estate Term Loan and, together with Term Loan A, the Term Loans). We are required to repay the aggregate outstanding principal amount of the Term Loan A in consecutive quarterly installments equal to $1,725,000 on the last business day of each of March, June, September and December commencing March 31, 2019. We are required to repay the aggregate outstanding principal amount of the Real Estate Term Loan in consecutive quarterly installments equal to $325,000 on the last business day of each of March, June, September and December commencing March 31, 2019. All amounts borrowed under the Senior Credit Agreement mature on December 14, 2023.

Our obligations under the Senior Credit Agreement are guaranteed by, and secured by first priority security interests in substantially all of the assets of, our direct and indirect subsidiaries: Center Manufacturing, Inc., Center Manufacturing Holdings, Inc., Center—Moeller Products LLC, DMP, Defiance Metal Products of Arkansas, Inc., Defiance Metal Products of PA., Inc. and Defiance Metal Products of WI, Inc.

Under the Senior Credit Agreement, borrowings under the Revolving Loan and the Term Loans can be designated as LIBOR Rate Loans or DBLR Loans. The interest rate for LIBOR Rate Loans fluctuates and is equal to LIBOR divided by 1.00 minus the Euro-Dollar Reserve Percentage (as defined in the Senior Credit Agreement) plus 1.00-2.25% depending on the current Consolidated Adjusted Total Leverage Ratio (as defined in the Senior Credit Agreement). The interest rate for DBLR Loans and Swingline Loans fluctuates and is equal to the one month LIBOR as determined at approximately 11:00 a.m., London time, two Business Days (as defined in the Senior Credit Agreement) prior to the first day of each month, for deposits in dollars, as published in the “Money Rates” section of the Wall Street Journal, plus 1.00-2.25% depending on the current Consolidated Adjusted Total Leverage Ratio (as defined in the Senior Credit Agreement). If the Agent determines that dollar deposits are not being offered to banks in the London interbank Eurodollar market, that reasonable and adequate means do not exist for ascertaining the LIBOR Rate, or the Required Lenders (as defined in the Senior Credit Agreement) determine that the LIBOR Rate does not adequately and fairly reflect the cost to such lenders of making or maintaining such loans, then we must either repay in full the outstanding principal amount of each LIBOR Rate Loan and DBLR Loan or convert the then outstanding principal amount of each such LIBOR Rate Loan and DBLR Loan to a Base Rate Loan. If any change in applicable law occurs that makes it unlawful or impossible for any of the lenders under the Senior Credit Agreement to honor its obligations or make or maintain any LIBOR Rate Loan or DBLR Loan, then until such circumstances no longer exist, (i) any existing LIBOR Rate Loans or DBLR Loans shall be immediately converted into a Base Rate Loan and (ii) the obligation of the lenders to make LIBOR Rate Loans or DBLR Loans are suspended and we may select only Base Rate Loans. The interest rate for Base Rate Loans is equal to the highest of (x) the prime rate (as publicly announced by the Agent from time to time) and (y) the Federal Funds Rate plus 0.50%.

At March 31, 2019, the interest rate on outstanding borrowings under each of the Term Loans and Revolving Loan was 4.75%. At March 31, 2019, we had availability of $23.6 million under the Revolving Loan.

We must pay a commitment fee at a rate of 0.20% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Senior Credit Agreement. We must also pay fees as specified in the Fee Letters (as defined in the Senior Credit Agreement) and with respect to any letters of credit issued under the Senior Credit Agreement.

The Senior Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness, create or incur liens, make certain investments, merge or consolidate with another entity, sell our stock other than to the ESOP or pursuant to the IPO, make certain asset dispositions, pay any dividend or other distribution to shareholders, enter into transactions with affiliates, pay any subordinated indebtedness unless certain financial tests are met, enter into sale leaseback transactions, incur capital expenditures in excess of $25,000,000 in any fiscal year or permit any person or group other than the ESOP to own or control more than 20% of our equity interests or permit our board of directors to not be composed of a majority of our continuing directors (i.e., our directors as of December 14, 2018 and any additional or replacement directors that have been approved by at least 51% of the directors then in office) (a Change of Control).

The Senior Credit Agreement also requires us to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20 to 1.00. At March 31, 2019, our fixed charge ratio was 2.50 to 1.00. The Senior Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 3.75 to 1.00 for the period from September 30, 2018 through September 30, 2019, and to be reduced periodically thereafter. At March 31, 2019, our consolidated total leverage ratio was 2.98 to 1.00.

The Senior Credit Agreement includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, certain changes of control, material money judgments and failure to maintain subsidiary guarantees. If an event of default occurs, the Agent will be entitled to take various actions, including the acceleration of amounts due under the Senior Credit Agreement, termination of the credit facility and all other actions permitted to be taken by a secured creditor.

Our obligations under the Senior Credit Agreement and Subordinated Credit Agreement (as defined below) are subject to a subordination agreement (the Subordination Agreement) among us, the Agent, and the Subordinated Agent (as defined below), whereby any payment default under the Subordinated Credit Agreement constitutes a cross-default of the Senior Credit Agreement.

At March 31, 2019, we were in compliance with all covenants under the Senior Credit Agreement.

Subordinated Credit Agreement

On December 14, 2018, we also entered into a credit agreement (the Subordinated Credit Agreement and, together with the Senior Credit Agreement, the Credit Agreements) with certain lenders and Wells Fargo Strategic Capital Inc., as administrative agent (the Subordinated Agent). The Subordinated Credit Agreement provides for a $25.0 million term loan facility (the Subordinated Term Loan). We are required to repay the Subordinated Term Loan on June 14, 2024.

Our obligations under the Subordinated Credit Agreement are guaranteed by, and secured by subordinated security interests in substantially all of the assets of, our direct and indirect subsidiaries: Center Manufacturing, Inc., Center Manufacturing Holdings, Inc., Center – Moeller Products LLC, DMP, Defiance Metal Products of Arkansas, Inc., Defiance Metal Products of PA., Inc. and Defiance Metal Products of WI, Inc.

The interest rate for the Subordinated Term Loan fluctuates and is equal to 9.0% plus the higher of (i) 1.50% per annum and (ii) LIBOR divided by 1.00 minus the Euro-Dollar Reserve Percentage (as defined in the Subordinated Credit Agreement).

At March 31, 2019, the interest rate for the Subordinated Term Loan was 11.59%.

We must pay fees specified in the Fee Letter (as defined in the Subordinated Credit Agreement). Any prepayment of the Subordinated Term Loan (other than as a result of a Change in Control) is subject to: (i) prior to December 14, 2019, a make-whole premium in an amount equal to 3% of the amount to be prepaid plus the applicable make-whole payment premium amount (an amount in cash equal to the present value of all required interest payments due on the outstanding principal balance of the facility from the date of any prepayment to December 14, 2019); (ii) after December 14, 2019 but prior to December 14, 2020, a prepayment premium in an amount equal to 3% of the amount to be prepaid; (iii) after December 14, 2020 but prior to December 14, 2021, a prepayment premium in an amount equal to 2% of the amount to be prepaid; and (iv) thereafter, no prepayment premium. Any prepayment in connection with a Change of Control (as defined in the Subordinated Credit Agreement) is subject to: (x) prior to December 14, 2019, a prepayment premium in an amount equal to 3% of the amount to be prepaid; (y) after December 14, 2019 but prior to December 14, 2020, a prepayment premium in an amount equal to 2% of the amount to be prepaid; and (z) thereafter, no prepayment premium. Prepayments of the Subordinated Term Loan require consent from the senior lenders under the Subordination Agreement.

The Subordinated Credit Agreement contains usual and customary negative covenants for agreements of this type, which are substantially the same as the negative covenants in the Senior Credit Agreement (as set forth above).

The Subordinated Credit Agreement also requires us to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.10 to 1.00. At March 31, 2019, our fixed charge ratio was 2.50 to 1.00. The Subordinated Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 4.00 to 1.00 for the period from September 30, 2018 through September 30, 2019, and to be reduced periodically thereafter. At March 31, 2019, our consolidated total leverage ratio was 2.98 to 1.00.

The Subordinated Credit Agreement includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, certain changes of control, material money judgments and failure to maintain subsidiary guarantees. Our obligations under the Senior Credit Agreement and Subordinated Credit Agreement are subject to the Subordination Agreement, whereby any payment default under the Senior Credit Agreement constitutes a cross-default of the Subordinated Credit Agreement. If an event of default occurs, subject to the Subordination Agreement, the Subordinated Agent will be entitled to take various actions, including the acceleration of amounts due under the Subordinated Credit Agreement, termination of the credit facility, and all other actions permitted to be taken by a secured creditor.

At March 31, 2019, we were in compliance with all covenants under the Subordinated Credit Agreement.

Capital Requirements and Sources of Liquidity

During the three months ended March 31, 2019 and 2018, our capital expenditures were approximately $8.1 million and $2.5 million, respectively. The increase of $5.7 million was primarily driven by the continued investment in automation and new technology, including the addition of Horizontal Milling Machines, YLM CNC Bender, and an automated material handling system for two new 10k watt fiber lasers.

Historically, we have had significant cash requirements in order to organically expand our business to meet the market related needs of our customers, continue our investment in new technologies and automation, as well as fund new projects. Additionally, prior to the Company’s IPO, we have been required to use cash to repurchase shares of our common stock from the ESOP in connection with legally required diversification and other distributions to eligible ESOP participants. Following the consummation of the Company’s IPO, this requirement terminated, which allows us to direct this previously allocated cash to operating- and growth-related purposes. Our cash requirements include costs related to capital expenditures, purchase of materials and production of materials and cash to fund these needs. Our working capital needs are driven by the growth of our business, with our cash requirements greater in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, production and distribution facilities, enhancing our information systems and, our integration of DMP and any future acquisitions and, in the future, our compliance with laws and rules applicable to being a public company. Following the completion of the Company’s IPO, our primary uses of cash are investing in flexible, re-deployable automation used to provide our components and products and funding organic and acquisitive growth initiatives.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. At March 31, 2019, we had availability of $23.6 million under our Credit Agreements. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital.

We believe that our operating cash flow and available borrowings under the Credit Agreements are sufficient to fund our operations for 2019. However, future cash flows are subject to a number of variables, and additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under the Credit Agreements, joint ventures, asset sales, offerings of debt or equity securities or other means. We cannot guarantee that this additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at March 31, 2019:

		Payments Due by Period
	Total	2019 (Remainder)	2020 – 2021	2022 – 2023	Thereafter
(in thousands)
Long-term debt principal payment obligations (1)	$187,839	$8,502	$16,400	$137,487	$25,000
Forecasted interest on debt payment obligations (2)	44,093	7,807	19,635	15,202	1,449
Capital lease obligations	2,161	262	670	670	559
Operating lease obligations	12,450	2,487	4,873	2,407	2,683
Purchase obligations	—	—	—	—	—
Other	—	—	—	—	—

Total	$246,543	$19,058	$41,578	$155,766	$29,691

(1)

The long-term amounts in the table include principal payments under the Company’s Term Loans of $121.0 million and $66.4 million outstanding under the Revolving Loan, which expires in 2023. Amounts which are or may become payable as interest are excluded from the table.

(2)	Forecasted interest on debt payment obligations based on interest rates as of March 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has $28 thousand of cash and cash equivalents as of March 31, 2019. The entirety of this balance is in demand accounts with financial institutions. The primary market risks associated with this balance is liquidity risk.

The Company is party to bank revolving credit notes. The amount borrowed on the revolving credit notes was $66.4 million as of March 31, 2019. The interest rate was 4.75% as of March 31, 2019. Please see “Senior Credit Agreement” and “Subordinated Credit Agreement” above and Note 4 in the Notes to the Condensed Consolidated Financial Statements for more specifics.

The Company is also party to other long-term debt with total principal outstanding of $121.0 million as of March 31, 2019. The interest rates of the long-term debt instruments range from 0% to 11.59% as of March 31, 2019. Please see “Senior Credit Agreement” and “Subordinated Credit Agreement” above and Note 5 in the Notes to the Condensed Consolidated Financial Statements for more specifics.

A hypothetical 100-basis-point increase in interest rates would have resulted in an additional $0.5 million of interest expense for the quarter ended March 31, 2019. The Company does not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the Company’s cash flow.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the SEC), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form-10-Q. As a result of the material weaknesses described below and previously disclosed in our Prospectus, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form-10-Q, our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

As a newly public company, neither we nor our independent registered public accounting firm are required at this time to perform an evaluation of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and neither we nor our independent registered public accounting firm have performed such an evaluation.

In the course of preparing financial statements for the fiscal years ended December 31, 2018 and 2017, our management identified material weaknesses in our internal control over financial reporting which related to: (i) information technology general controls specific to segregation of duties, systems access and change management processes and (ii) a lack of consistently documented accounting policies and procedures, a lack of controls over the preparation and review of journal entries and a limited number of personnel with a level of GAAP accounting knowledge commensurate with our financial reporting requirements. The nature of these material weaknesses and our remediation actions are more fully described in the Prospectus.

We continue to implement actions to remediate these material weaknesses, including: (i) in January 2019, we hired additional accounting and finance staff members, including a senior accounting officer with public company reporting experience, to augment our current staff and to improve the effectiveness of our closing and financial reporting processes; (ii) we commenced an internal assessment of information technology controls specific to segregation of duties, systems access and change management processes and (iii) we commenced evaluations of third parties to assist us with formalizing our business processes, accounting policies and internal controls documentation, enhancing related internal controls and strengthening supervisory reviews by our management. Other than ongoing remediation actions described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material litigation proceedings. From time to time, however, we may be a party to litigation and subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

For a discussion of the risks and uncertainties that could materially adversely affect our business, financial condition, results of operations or prospects, see “Risk Factors” in our Prospectus. There have been no material changes from our risk factors previously disclosed in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We consummated an IPO of our common stock on May 13, 2019 and, in connection therewith, issued an approximately 1,334.34-for-1 stock dividend. The stock dividend and use of proceeds from our IPO will be further described in our Quarterly Report on Form 10-Q for the quarter ending June 30, 2019.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Mayville Engineering Company, Inc. Long-Term Incentive Plan, as amended and restated effective May 13, 2019.

10.2*	Form of Restricted Stock Unit Award Agreement (Non-Employee Director) under the Mayville Engineering Company, Inc. 2019 Omnibus Incentive Plan.

10.3*	Form of Restricted Stock Unit Award Agreement (Employee) under the Mayville Engineering Company, Inc. 2019 Omnibus Incentive Plan.

10.4	First Amendment to Credit Agreement, effective as of May 12, 2019, by and among Mayville Engineering Company, Inc., the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 17, 2019).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: June 17, 2019	By:	/s/ Robert D. Kamphuis
Robert D. Kamphuis
Chairman, President & Chief Executive Officer

	By:	/s/ Todd M. Butz
Todd M. Butz
Chief Financial Officer