Form 10-Q
period 2019-06-30
Mayville Engineering Company, Inc.
filed 2019-08-09
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

As of August 9, 2019, the registrant had 19,740,296 shares of common stock, no par value per share, outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements related to future events, business strategy, future performance, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek,” “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “potential,” “targeting,” “intend,” “could,” “might,” “should,” “believe” and similar expressions or their negative. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management’s belief, based on currently available information, as to the outcome and timing of future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those expressed in such forward-looking statements. When evaluating forward-looking statements, you should consider the risk factors and other cautionary statements described in “Risk Factors” in Part II, Item 1A of this filing. We believe the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, but no assurance can be given that these expectations will prove to be correct. Forward-looking statements should not be unduly relied upon.

Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part II, Item 1A of this filing, and the following:

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

•	other risks and factors listed under “Risk Factors” in Part II, Item 1A of this filing.

These factors are not necessarily all of the important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements. Other unknown or unpredictable factors could also cause actual results or events to differ materially from those expressed in the forward-looking statements. Our future results will depend upon various other risks and uncertainties, including those described in “Risk Factors” in Part II, Item 1A of this filing. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements after the date on which any such statement is made, whether as a result of new information, future events or otherwise, except as required by federal securities laws.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands except shares)

(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$1	$3,089
Receivables, net of allowances for doubtful accounts of $778 as of June 30, 2019 and $801 as of December 31, 2018	65,220	52,298
Inventories, net	50,582	53,405
Tooling in progress	2,539	2,318
Prepaid expenses and other current assets	3,394	1,649

Total current assets	121,736	112,759

Property, plant and equipment, net	127,721	123,883
Goodwill	72,430	69,437
Intangible assets-net	77,526	82,879
Capital lease, net	1,807	1,953
Other long-term assets	5,441	814

Total	$406,661	$391,725

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands except shares)

(unaudited)

	June 30, 2019	December 31, 2018
LIABILITIES, TEMPORARY EQUITY, AND SHAREHOLDERS’ EQUITY
Accounts payable	$48,411	$45,992
Current portion of capital lease obligation	269	281
Current portion of long-term debt	8,392	8,606
Accrued liabilities:
Salaries, wages, and payroll taxes	7,897	7,548
Profit sharing and bonus	6,528	6,124
Other current liabilities	17,291	14,610

Total current liabilities	88,788	83,161

Bank revolving credit notes	41,485	59,629
Capital lease obligation, less current maturities	1,562	1,697
Other long-term debt, less current maturities	39,168	111,675
Deferred compensation and long-term incentive, less current portion	24,602	13,351
Deferred income taxes	19,824	19,123
Other long-term liabilities	100	100

Total liabilities	215,529	288,736

Commitments and contingencies (see Note 10)
Redeemable common shares, no par value, stated at redemption value of outstanding shares, 60,045,300 authorized, 38,623,806 shares issued at December 31, 2018	—	133,806
Retained earnings	—	26,842
Treasury shares at cost, 25,180,330 shares at December 31, 2018	—	(57,659)

Total temporary equity	—	102,989

Common shares, no par value, 75,000,000 authorized, 20,845,693 shares issued at June 30, 2019.	—	—
Additional paid-in-capital	180,997
Retained earnings	14,017	—
Treasury shares at cost, 1,105,397 shares at June 30, 2019	(3,882)	—

Total shareholders’ equity	191,132	—

Total	$406,661	$391,725

Share counts as of December 31, 2018 give effect to the issuance of a stock dividend of approximately 1,334.34-for-1 related to the Company’s May 2019 IPO. There were 45,000 shares authorized, 28,946 shares issued and 18,871 treasury shares at December 31, 2018.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands except shares and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$145,130	$91,535	$288,862	$178,757
Cost of sales	124,595	75,986	248,748	151,396
Amortization of intangibles	2,677	939	5,353	1,878
Profit sharing, bonuses, and deferred compensation	22,830	1,365	24,580	3,005
Employee Stock Ownership Plan expense	1,500	1,000	3,000	2,000
Other selling, general and administrative expenses	10,180	2,713	17,772	5,581
Income (loss) from operations	(16,652)	9,532	(10,591)	14,897
Interest expense	(1,991)	(853)	(4,824)	(1,760)
Loss on extinguishment of debt	(154)	(588)	(154)	(588)
Income (loss) before taxes	(18,797)	8,091	(15,569)	12,549
Income tax expense (benefit)	(3,513)	—	(2,744)	29

Net income (loss) and comprehensive income (loss)	$(15,284)	$8,091	$(12,825)	$12,520

Earnings (loss) per share
Net income (loss) available to shareholders	$(15,284)	$8,091	$(12,825)	$12,520
Basic and diluted earnings (loss) per share	$(0.91)	$0.56	$(0.85)	$0.87
Basic and diluted weighted average shares outstanding	16,799,915	14,341,538	15,131,012	14,341,538
Tax-adjusted pro forma information
Net income (loss) available to shareholders	$(15,284)	$8,091	$(12,825)	$12,520
Pro forma provision for income taxes	103	2,104	173	3,234

Pro forma net income (loss)	$(15,387)	$5,987	$(12,998)	$9,286

Pro forma basic and diluted earnings (loss) per share	$(0.92)	$0.42	$(0.86)	$0.65
Basic and diluted weighted average shares outstanding	16,799,915	14,341,538	15,131,012	14,341,538

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

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(12,825)	$12,520
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16,355	9,902
Stock-based compensation expense	797	—
Costs recognized on step-up of acquired inventory	395	—
Expense recognized on contingent consideration fair value adjustment	3,544	—
Gain on disposal of property, plant and equipment	(24)	—
Deferred compensation and long-term incentive	11,251	173
Loss (gain) on extinguishment or forgiveness of debt	(367)	558
Non-cash adjustments	290	103
Changes in operating assets and liabilities – net of effects of acquisition:
Accounts receivable	(12,417)	(3,659)
Inventories	2,296	(2,928)
Tooling in progress	(221)	214
Prepaids and other current assets	(1,744)	(1,129)
Accounts payable	4,363	1,356
Other long-term assets	(4,730)	—
Accrued liabilities, excluding long-term incentive	(504)	(341)

Net cash provided by operating activities	6,459	16,769

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(16,637)	(5,990)
Proceeds from sale of property, plant and equipment	24	—
Acquisitions, net of cash acquired	(2,368)	—

Net cash used in investing activities	(18,981)	(5,990)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	223,835	135,499
Payments on bank revolving credit notes	(241,979)	(142,919)
Proceeds from issuance of other long-term debt	—	42,053
Repayments of other long-term debt	(72,446)	(44,083)
Deferred financing costs	—	(569)
Proceeds from IPO, net	101,763	—
Purchase of treasury stock	(1,592)	(753)
Payments on capital leases	(147)	—

Net cash provided by (used in) financing activities	9,434	(10,772)

Net increase (decrease) in cash and cash equivalents	(3,088)	7
Cash and cash equivalents at beginning of period	3,089	76

Cash and cash equivalents at end of period	$1	$83

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,524	$2,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(in thousands)

(unaudited)

	Shareholder’s Equity
	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Total
Balance as of December 31, 2018	$—	$—	$—	$—
March 31, 2019	$—	$—	$—	$—
Transfer from Temporary Equity (see Note 16)	133,806	(57,659)	29,698	105,845
Net loss post IPO			(15,681)	(15,681)
Share issuance – IPO	101,763			101,763
Stock-based compensation	797			797
Share repurchases		(1,592)		(1,592)
Cancellation of Treasury Stock	(55,369)	55,369		—

Balance as of June 30, 2019	$180,997	$(3,882)	$14,017	$191,132

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

Nature of Operations

MEC is a leading U.S.-based value-added manufacturing partner that provides a broad range of prototyping and tooling, production fabrication, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, construction, powersports, agriculture, military and other end markets.

Our one operating segment focuses on producing metal components that are used in a broad range of heavy- and medium-duty commercial vehicles, construction, powersports, agricultural, military and other products.

On December 14, 2018, we acquired Defiance Metal Products Co. (DMP), a leading U.S. based manufacturer of component parts for the heavy-and medium-duty commercial vehicles, construction, and agriculture and military markets.

In May 2019, we completed our initial public offering (IPO). In conjunction with the IPO, the Company’s legacy business converted from an S corporation to a C corporation. As a result, the consolidated business is subject to paying federal and state corporate income taxes on its taxable income from May 9, 2019 forward.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), specific to the principles for recognizing revenue. This guidance replaces most existing revenue recognition guidance. It provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. As amended, this new revenue guidance will be effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. For as long as the Company remains an Emerging Growth Company (EGC), the new guidance is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods beginning after December 15, 2019. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company has elected to adopt the standard using a modified retrospective approach and has determined that the standard does not have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, creating Topic 842, which requires lessees to record the assets and liabilities arising from all leases in the statement of financial position. Under ASU 2016-02, lessees will recognize a liability for lease payments and a right-of-use asset. When measuring assets and liabilities, a lessee should include amounts related to option terms, such as the option of extending or terminating the lease or purchasing the underlying asset, that are reasonably certain to be exercised. For leases with a term of 12 months or less, lessees are permitted to make an accounting policy election to not recognize lease assets and liabilities. This guidance retains the distinction between finance leases and operating leases and the classification criteria remains similar to existing guidance. For financing leases, a lessee will recognize the interest on a lease liability separate from amortization of the right-of-use asset. In addition, repayments of principal will be presented within financing activities, and interest payments will be presented within operating activities in the statement of cash flows. For operating leases, a lessee will recognize a single lease cost on a straight-line basis and classify all cash payments within operating activities in the statement of cash flows. For public companies, this guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For as long as the Company remains an emerging growth company, the new guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on the consolidated financial statements.

A summary of the Company’s evaluation of other recent accounting pronouncements is included in the Company’s 2018 financial statements in the Prospectus.

Note 2. IPO

Our IPO of shares of our common stock was completed in May 2019. In connection with the offering, we sold 6,250,000 shares of common stock at $17 per share generating proceeds of $99,344, net of underwriting discounts and commissions. Initially, additional shares were sold under an option granted to the underwriters that same month resulting in a sale of an additional 152,209 shares of common stock at $17 per share and proceeds of $2,419, net of underwriting discounts and commissions. In conjunction with the IPO, the Company issued a stock dividend specific to pre-IPO shares, of approximately 1,334.34-for-1, resulting in the conversion of 10,075 shares in the ESOP to 13,443,484 shares.

IPO proceeds were used to pay down debt including $43,000 pay down of the Term A loan and $25,000 pay-off of the subordinated debt balance. Remaining proceeds were used to pay down the revolver.

Further, and due to the IPO, the Company revalued the liability of its Long-Term Incentive Compensation Program (LTIP), resulting in an increase of $9,921 and payout of the $10,483 balance in May 2019, ending the LTIP. Also due to the IPO, the deferred compensation liability was revalued resulting in an increase of $9,990 from the March 31, 2019 balance of $14,498

Note 3. Acquisition

On December 14, 2018, the Company acquired Defiance Metal Products Co. (DMP), a full-service metal fabricator and contract manufacturer with two facilities in Defiance, OH, one in Heber Springs, AR, and one in Bedford, PA.

The Company acquired DMP for $117,068, net of cash received plus contingent consideration of up to $10,000. The Company will pay DMP’s previous shareholders $7,500 if DMP generates $19,748 of earnings before interest expense, income taxes, depreciation and amortization (EBITDA) over the twelve-month period ended September 30, 2019. In addition, the Company will pay one dollar for each additional dollar of EBITDA in excess of $19,748 generated over this period; however, in no event shall the total payment exceed $10,000.

The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The excess purchase price over the estimated fair value of net tangible assets acquired was allocated to identifiable intangible assets and goodwill. The Company engaged a reputable independent third party to assist with the identification and valuation of the intangible assets. Management made significant estimates and assumptions when determining the fair value of assets acquired and liabilities assumed. These estimates include, but are not limited to, discount rates, projected future net sales, projected future expected cash flows, useful lives, attrition rates, royalty rates, and growth rates. These measures are based on significant Level 3 inputs (see Note 15) not observable in the market.

The preliminary estimated fair values of assets acquired, and liabilities assumed are as follows:

Preliminary Opening Balance Sheet Allocation
Cash consideration at acquisition date, net of cash received	$114,700
Cash consideration for net working capital adjustment	2,368
Contingent consideration fair value as of acquisition date	6,075

Total purchase price	$123,143

Accounts receivable, net	$27,373
Tooling in progress	1,318
Inventory, net	11,729
Property, plant and equipment, net	30,053
Other assets, net of cash	416
Intangible assets
Trade name	14,780
Customer relationships	44,550
Non-compete	8,800
Goodwill	32,228

Total assets acquired	171,247
Deferred income taxes	20,220
Other liabilities	27,884

Net assets acquired	$123,143

In connection with the DMP acquisition, inventory was valued at its estimated fair value which is defined as expected sales price less costs to sell. The valuation resulted in an inventory fair value step-up of $978. This amount is amortized based on inventory turns, with the amortization resulting in a reduction of inventory and an expense reflected in cost of sales on the Condensed Consolidated Statement of Comprehensive Income (Loss). The Company amortized $395 and $583 of the inventory fair value step-up during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. The inventory fair value step-up was fully amortized as of March 31, 2019.

The Company recorded $14,780 of trade name intangible assets with an estimated useful life of 10 years, $44,550 of customer relationship intangible assets with an estimated useful life of 12 years, and $8,800 of non-compete agreements with an estimated useful life of 5 years. These intangibles are amortized on a straight-line basis. The Company believes that the estimated useful lives and the straight-line amortization methodology most appropriately reflect when and how the Company expects to benefit from the identifiable intangible assets. Amortization expense related to these intangible assets is reflected in amortization of intangible expenses on the Condensed Consolidated Statement of Comprehensive Income (Loss).

The Company also estimated and recorded the fair value of the contingent consideration payable to be $6,075 as of the acquisition date. The Company remeasures this liability utilizing a Monte Carlo valuation model through the conclusion of the earnout period, September 30, 2019, with the change in value resulting in a gain or loss reflected in other selling, general, and administrative expenses on the Condensed Consolidated Statement of Comprehensive Income (Loss). The primary inputs utilized in the Monte Carlo valuation model include actual and projected EBITDA along with a discount rate. Contingent consideration payable was revalued to $9,598, $6,924 and $6,054 as of June 30, 2019, March 31, 2019 and December 31, 2018, respectively. The change between these balances resulted in a (gain)/loss of $2,674, $869, and ($21) for the three months ended June 30, 2019, March 31, 2019, and the year ended December 31, 2018, respectively.

The purchase price of DMP exceeded the preliminary estimated fair value of identifiable net assets and accordingly, the difference was allocated to goodwill, which is not tax deductible.

The Company has recorded preliminary estimates for certain of the items noted above and will record adjustments, if any, to the preliminary amounts upon finalization of the respective valuations. The Company believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the purchase price allocations are preliminary. The Company is in the process of finalizing the fair value estimates for certain assets acquired and liabilities assumed including income tax balances. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the applicable acquisition date.

As of June 30, 2019, the Company has adjusted the fair value on the opening balance sheet by increasing deferred income taxes by $1,097 and increasing accounts receivable by $473. In addition, the Company finalized the net working capital adjustment during the three month period ended June 30, 2019, resulting in an additional payout of $2,368 by the Company to the seller, bringing the Company’s acquisition of DMP to $117,068 in total cash paid, net of cash acquired. The offsetting entries of these adjustments was to goodwill.

The DMP acquired entities accounted for $53,559 and $103,734 of net sales and $74 and $911 of net income for the three and six months ended June 30, 2019, respectively.

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

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net sales	$137,506	$265,780
Net income	5,638	10,135

Note 4. Select balance sheet data

Inventory

Inventories as of June 30, 2019 and December 31, 2018 consist of :

	June 30, 2019	December 31, 2018
Finished goods and purchased parts	$31,025	$32,589
Raw materials	12,735	12,329
Work-in-process	6,822	8,487

Total	$50,582	$53,405

The change in inventory from $53,405 as of December 31, 2018 to $50,582 as of June 30, 2019 includes a $395 reduction related to the amortization of the DMP inventory fair value step-up. The DMP inventory fair value step-up was fully amortized as of March 31, 2019.

Property, plant and equipment

Property, plant and equipment as of June 30, 2019 and December 31, 2018 consist of :

	Useful Lives Years*	June 30, 2019	December 31, 2018
Land	Indefinite	$1,264	$1,264
Land improvements	15-39	3,051	3,169
Building and building improvements	15-39	56,451	55,269
Machinery, equipment and tooling	3-10	191,299	182,045
Vehicles	5	3,636	3,613
Office furniture and fixtures	3-7	14,530	14,253
Construction in progress	N/A	10,817	6,786

Total property, plant and equipment, gross		281,048	266,399
Less accumulated depreciation		153,327	142,516

Total property, plant and equipment, net		$127,721	$123,883

Goodwill

Changes in goodwill between December 31, 2018 and June 30, 2019 consist of :

Balance as of December 31, 2018	$69,437
DMP purchase accounting adjustments, net	625
DMP net working capital true-up	2,368
Impairment	—

Balance as of June 30, 2019	$72,430

Intangible Assets

The following is a listing of intangible assets, the useful lives in years (amortization period) and accumulated amortization as of June 30, 2019 and December 31, 2018:

	Useful Lives Years	June 30, 2019	December 31, 2018
Amortizable intangible assets:
Customer relationships and contracts	9-12	$78,340	$78,340
Trade name	10	14,780	14,780
Non-compete agreements	5	8,800	8,800
Patents	19	24	24
Accumulated amortization		(28,229)	(22,876)

Total amortizable intangible assets, net		73,715	79,068
Non-amortizable brand name		3,811	3,811

Total intangible assets, net		$77,526	$82,879

Non-amortizable brand name is tested annually for impairment.

Changes in intangible assets between December 31, 2018 and June 30, 2019 consist of:

Balance as of December 31, 2018	$82,879
Amortization expense	(5,353)

Balance as of June 30, 2019	$77,526

Amortization expense was $2,677 and $939 for the three months ended June 30, 2019 and 2018, respectively, and $5,353 and $1,878 for the six months ended June 30, 2019 and 2018, respectively.

Note 5. Bank revolving credit notes

The Company maintains a credit agreement providing for $90 million borrowing capacity through December 14, 2023. Interest is payable monthly at the adjusted London Interbank Offered Rate (LIBOR) plus an applicable margin based on the current funded indebtedness to adjusted EBITDA ratio. The interest rate was 4.75% and 4.69% as of June 30, 2019 and December 31, 2018, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.20% as of June 30, 2019 and December 31, 2018.

The Company was in compliance with all financial covenants of it’s credit agreements as of June 30, 2019 and December 31, 2018. The amount borrowed on the revolving credit notes was $41,485 and $59,629 as of June 30, 2019 and December 31, 2018, respectively.

Note 6. Other long-term debt

The Company has maintained a facility financing package with borrowings of $95,000 and a maturity date of December 14, 2023. The strategic capital loan with borrowings of $25,000 had a maturity date of June 14, 2024. Government loan balances include forgiveness clauses based upon capital spending and headcount increases at the noted manufacturing locations.

As previously disclosed, the Company completed its IPO in May 2019. Proceeds from the IPO were used to pay down debt including $43,000 pay down of the Term A loan and $25,000 pay-off of the strategic capital loan.

In June 2019, the Company received written notification that the $521 balance remaining of the Smyth County, Virginia loan was forgiven. Due to the nature of the requirements to obtain forgiveness, the gain associated with the forgiveness is reflected in cost of sales on the Condensed Consolidated Statement of Comprehensive Income (Loss).

Other long-term debt as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019		December 31, 2018
	Interest Rate	Balance	Interest Rate	Balance
Term A loans – 2018 financing package	4.64%	$22,600	4.69%	$69,000
Real estate term loan – 2018 financing package	4.64%	25,350	4.69%	26,000
Strategic capital loan	0.00%	—	11.78%	25,000
Wisconsin Economic Development Corporate (Neillsville)	2.00%	192	2.00%	406
Smyth County, Virginia	0.00%	—	0.00%	700

Total principal outstanding		48,142		121,106
Less: Unamortized debt issuance costs		(582)		(825)
Less: Current maturities		(8,392)		(8,606)

Long-term debt, less current maturities, net		$39,168		$111,675

Scheduled principal payment of debt subsequent to June 30, 2019 are as follows:

Year ending December 31,
2019 (remainder)	$4,292
2020	8,200
2021	8,200
2022	6,650
Thereafter	20,800

Total	$48,142

The Company was in compliance with all financial covenants of its long-term debt agreements as of June 30, 2019.

Note 7. Capital lease obligation

Capital leases consist of equipment with a capitalized cost of $2,051 and accumulated depreciation of $244 at June 30, 2019. Depreciation of $73 and $146 was recognized on the capital lease assets during the three and six months ended June 30, 2019, respectively. There were no capital lease obligations during the three- or six-month periods ended June 30, 2018. Future minimum lease payments required under the lease are as follows:

Year ending December 31,
2019 (remainder)	$170
2020	335
2021	335
2022	335
2023	335
Thereafter	559

Total	2,069
Less payment amount allocated to interest	238

Present value of capital lease obligation	$1,831

Current portion of capital lease obligation	269
Long-term portion of capital lease obligation	1,562

Total capital lease obligation	$1,831

Note 8. Employee stock ownership plan

Under the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (collectively, ESOP), the Company makes annual contributions to the trust for the benefit of eligible employees in the form of cash or shares of the Company. The annual contribution is discretionary except that it must be at least 3% of the compensation for all safe harbor participants for the plan year. For the three months ended June 30, 2019 and 2018, the Company’s ESOP expense amounted to $1,500 and $1,000, respectively. For the six months ended June 30, 2019 and 2018, the Company’s ESOP expense amounted to $3,000 and $2,000, respectively.

At various times following death, disability, retirement or termination of employment, an ESOP participant is entitled to receive their ESOP account balance in accordance with various distribution methods as permitted under the policies adopted by the ESOP. Historically, all distributions have been paid to participants in cash, but that will not be the case following the Company’s May 2019 IPO.

During the three- and six-month periods ended June 30, 2019 the ESOP did not acquire any shares from withdrawing participants.

As of June 30, 2019, and December 31, 2018, the ESOP shares consisted of 13,443,484 in allocated shares after giving effect to the issuance of a stock dividend of approximately 1,334.34-for-1 related to the Company’s May 2019 IPO. Prior to its IPO, the Company was obligated to repurchase shares in the trust that were not distributed to ESOP participants as determined by the ESOP trustees, and thus the shares were mandatorily redeemable. Based on the mandatory redemption of these shares, they represented temporary equity on the consolidated balance sheets for periods prior to the IPO. The total estimated fair value of all allocated shares subject to this repurchase obligation approximated $133,806 as of December 31, 2018. The estimated fair value as of December 31, 2018 was based on the most recent available appraisals of the common stock which was approximately $9.95 per share after giving effect to the issuance of a stock dividend of approximately 1,334.34-for-1 related to the Company’s May 2019 IPO. Subsequent to the IPO, ESOP shares are sold in the public market.

Note 9. Income taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company will refine its estimate based on facts and circumstances by each tax jurisdiction.

Income tax benefit was estimated at $3,513 and $2,744 and the effective tax rate (ETR) from continuing operations was 16.21% and 14.13% for the three and six months ended June 30, 2019. The following items caused the quarterly ETR to be significantly different from our expected annual ETR at statutory tax rates:

•

For the three and six months ending June 30, 2019, we recorded a discrete tax expense of approximately $0 and $84, respectively, as a result of a greater state tax expense than was originally estimated in our tax provision for our year ended December 31, 2018. This decreased the effective tax rate by 0.00% and 0.43% for the three and six months ending June 30, 2019, respectively.

•

For the three and six months ending June 30, 2019, we recorded a discrete tax benefit of approximately $784 as a result of a establishing the opening deferred tax asset upon MEC’s conversion from S to C on May 9, 2019. This increased the effective tax rate by 3.62% and 4.04% for the three and six months ending June 30, 2019, respectively.

•

For the three and six months ending June 30, 2019, we recorded a discrete tax expense of approximately $1,800 as a result of estimated non-deductible executive compensation in excess of the $1,000 per individual limitation under Section 162(m) of the Internal Revenue Code. This decreased the effective tax rate by 8.44% and 9.43% for the three and six months ending June 30, 2019, respectively.

The acquired DMP entities are subject to taxation in the United States and five state jurisdictions. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in these jurisdictions. Accounting Standards Codification (ASC) Topic 740, Income Taxes, states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of technical merits.

Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of June 30, 2019.

Prior to the Company’s IPO, the Company’s legacy business was an S Corporation, where substantially all taxes were passed to the shareholders and the Company did not pay federal or state corporate income taxes on its taxable income. In connection with the IPO, the Company’s legacy business converted to a C Corporation. As a result, the consolidated business will be subject to paying federal and state corporate income taxes on its taxable income from May 9, 2019 forward. Upon the Company’s conversion from a non-taxable entity to a taxable entity, we established an opening deferred tax asset of $784 as a result of evaluating estimated temporary differences that existed on this date.

The Company’s policy for recording interest and penalties associated with potential income tax audits is to record such expense as a component of income tax expense. There were no amounts for penalties or interest recorded as of June 30, 2019. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its positions.

Note 10. Contingencies

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

Note 11. Deferred compensation

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

Prior to the IPO, all deferrals were deemed to have been invested in the Company stock at a price equal to the share value on the date of deferral and the value of the account increased or decreased with the change in the value of the stock. Individual accounts are maintained for each participant. Each participant’s account is credited with the participant’s deferred compensation, the Company’s contributions, and investment income or loss, reduced for charges, if any.

For the period subsequent to the IPO, deferrals will be invested in an investment vehicle based on the options made available to the participant.

The deferred compensation plan provides benefits payable upon separation of service or death. Payments are to be made 30 days after date of separation from service, either in a lump-sum payment or up to five annual installments as elected by the participant when the participant first elects to defer compensation.

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the three months ended June 30, 2019 and 2018, eligible employees elected to defer compensation of $11 and $18, respectively. During the six months ended June 30, 2019 and 2018, eligible employees elected to defer compensation of $1,054 and $821, respectively. As of June 30, 2019, and December 31, 2018, the total amount accrued for all benefit years under this plan was $24,602 and $13,351, respectively, which is included within the deferred compensation and long-term incentive on the Condensed Consolidated Balance Sheets. These amounts include the initial deferral of compensation as adjusted for (a) subsequent changes in the share value of the Company stock to the IPO or (b) following the IPO in the investment options chosen by the participants. Total expense for the deferred compensation plan for the three months ended June 30, 2019 and 2018 amounted to $10,084 and $147, respectively. Total expense for the deferred compensation plan for the six months ended June 30, 2019 and 2018 amounted to $10,264 and $294. These expenses are included in profit sharing, bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income (Loss).

Note 12. Long-Term incentive plan

Historically, the Company’s long-term incentive plan (LTIP) was available for any employee who had been designated to be eligible to participate by the Compensation Committee of the Board of Directors. Annually, the LTIP provided for long-term cash incentive awards to eligible participants based on the Company’s performance over a three-year performance period.

The LTIP was non-funded and each participant in the plan is considered a general unsecured creditor of the Company and each agreement constitutes a promise by the Company to make benefit payments if the future conditions are met, or if discretion is exercised in favor of a benefit payment.

The qualifying conditions for each award granted prior to December 31, 2015 under the plan included a minimum increase in the aggregate fair value of the Company of 24% during the three-year performance period and the eligible participants must be employed by the Company on the date of the cash payment or have retired after attaining age 65, died or become disabled during the period from the beginning of the performance period to the date of payment. As of January 1, 2016, all new awards granted under the plan included a minimum increase in the aggregate fair value of the Company of 12% during the three-year performance period. If the qualifying conditions were not attained, discretionary payments were made, up to a maximum amount specified in each award agreement. Discretionary payments were determined by the Compensation Committee of the Board of Directors (for payment to the Chief Executive Officer of the Company) and by the Chief Executive Officer (for payments to other participants in the plan).

If a participant was not employed throughout the performance period due to retirement, death or disability, their maximum benefit will be prorated based on the number of days employed by the Company during the performance periods.

The LTIP was terminated in conjunction with the IPO, resulting in a total payout of $10,483. The total amount accrued for all grant years under this plan was $1,846 December 31, 2018. This amount is included within profit sharing and bonus on the Condensed Consolidated Balance Sheets. Total expense for the long-term incentive plan for the three months ended June 30, 2019 and on 2018 amounted to $9,921 and $111, respectively. Total expense for the long-term incentive plan for the six months ended June 30, 2019 and 2018 amounted to $10,000 and $222, respectively. These expenses are included in profit sharing, bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income (Loss).

Note 13. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees, and estimated unpaid claims. The Company purchases reinsurance to limit the annual risk associated with their multiple medical plans. Under one plan, the Company purchases reinsurance to limit the annual risk per participant to $225 with no aggregate stop loss. Under another plan, the Company purchases reinsurance to limit the annual risk per participant to $200 and to limit the annual aggregate risk related to this contract which was approximately $5,163 and $4,467 for the three months ended June 30, 2019 and 2018, respectively and $10,166 and $8,907 for the six months ended June 30, 2019 and 2018, respectively. An estimated accrued liability of approximately $1,409 and $1,730 was recorded as of June 30, 2019 and December 31, 2018, respectively, for estimated unpaid claims and is included within other current liabilities on the Condensed Consolidated Balance Sheets.

Note 14. Segments

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

The Company does not earn revenues or have long-lived asset located in foreign countries. In accordance with the enterprise-wide disclosure requirements of ASC 280, the Company’s net sales from external customers by main product lines are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Outdoor sports	$2,104	$1,906	$3,944	$3,617
Fabrication	91,871	37,622	182,925	73,233
Performance structures	19,356	21,608	39,108	44,379
Tube	19,839	21,096	40,652	40,615
Tank	13,040	10,336	24,537	19,003

Total	146,210	92,568	291,166	180,847
Intercompany sales elimination	(1,080)	(1,033)	(2,304)	(2,090)

Total, net sales	$145,130	$91,535	$288,862	$178,757

Note 15. Fair value of financial instruments

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

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

	Balance at June 30, 2019	Fair Value Measurements at Report Date Using
		(Level 1)	(Level 2)	(Level 3)
Deferred compensation	$24,602	$—	$—	$24,602
Contingent consideration payable	9,598	—	—	9,598

Total	$34,200	$—	$—	$34,200

	Balance at December 31, 2018	Fair Value Measurements at Report Date Using
		(Level 1)	(Level 2)	(Level 3)
Deferred compensation	$13,351	$—	$—	$13,351
Contingent consideration payable	6,054	—	—	6,054

Total	$19,405	$—	$—	$19,405

Changes in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) between December 31, 2018 and June 30, 2019 consist of:

Balance as of December 31, 2018	$19,405
Contingent consideration fair value adjustment	3,544
Deferred compensation contributions	1,053
Deferred compensation fair value adjustment	10,273
Payments	(75)

Balance as of June 30, 2019	$34,200

Fair value measurements for the Company’s cash and cash equivalents are classified based upon Level 1 measurements because such measurements are based upon quoted market prices in active markets for identical assets.

Accounts receivable, accounts payable, long-term debt and accrued liabilities are recorded in the financial statements at cost and approximate fair value.

Deferred compensation liabilities are recorded at amounts due to participants at the time of deferral. Prior to the IPO, deferrals were deemed to have been invested in the Company stock at a price equal to the share value on the deferral date. Considered Level 3 on the fair value hierarchy, the Company computed the fair value of its stock through the utilization of an independent third-party valuation specialist. For the period subsequent to the IPO, deferrals will be invested in an investment vehicle based on the options made available to the participant. The change in fair value is recorded in deferred compensation and long-term incentive liabilities on the Condensed Consolidated Balance Sheets and deferred compensation expense on the Condensed Consolidated Statements of Comprehensive Income (Loss).

On December 14, 2018, the Company acquired DMP for $117,100, net of cash received plus contingent consideration of up to $10,000. The Company will pay DMP’s previous shareholders an additional $7,500 if DMP generates $19,748 of EBITDA over the twelve-month period ended September 30, 2019. In addition, the Company will pay one dollar for each additional dollar of EBITDA in excess of $19,748 generated over this period; however, in no event shall the total payment exceed $10,000. The Company estimated and recorded the fair value of the contingent consideration payable of $6,075 as of the acquisition date. The Company remeasures this liability through the conclusion of the earnout period, September 30, 2019, with the change in value resulting in a gain or loss reflected in other selling, general, and administrative expenses on the Condensed Consolidated Statement of Comprehensive Income (Loss). Contingent consideration payable was revalued to $9,598, $6,924 and $6,054 as of June 30, 2019, March 31, 2019 and December 31, 2018, respectively. The change between these balances resulted in a loss/(gain) of $2,674, $869, and ($21) for the three months ended June 30, 2019, March 31, 2019, and the year ended December 31, 2018, respectively.

The Company does not have any financial assets or liabilities at the Level 2 fair value hierarchy.

The Company’s non-financial assets such as intangible assets and property, plant, and equipment are re-measured at fair value when there is an indication of impairment and adjusted only when an impairment charge is recognized.

Note 16 – Temporary Equity

Prior to our IPO in May 2019, our common stock was considered redeemable under GAAP because of certain repurchase obligations related to the Mayville Engineering Company, Inc. ESOP. As a result, all common shares were recorded as temporary equity (redeemable common shares) on the consolidated balance sheets at their redemption value as of the respective balance sheet dates. Retained earnings on the consolidated balance sheet was adjusted for the changes during the period in the current redemption value of redeemable common shares.

All contractual redemption features were removed at the time of the IPO. As a consequence, all outstanding shares of common stock ceased to be considered temporary equity and were reclassified to Shareholders’ Equity, including the associated balances of retained earnings. As the common shares have no par value, the amounts recorded in temporary equity for the share redemption value were recorded to additional paid-in capital within Shareholders’ Equity upon the transfer.

The following table shows all changes to temporary equity during the six months ended June 30, 2019, excluding net income for the period of April 1, 2019 through the date of the IPO.

	Temporary Equity
	Redeemable Common Shares	Treasury Shares	Retained Earnings
Balance as of January 1, 2018	$125,042	$(49,826)	$17,671
Net Income			4,430
Balance as of March 31, 2018	125,042	(49,826)	22,101
Net Income			8,091
Purchase of treasury shares		(753)

Balance as of June 30, 2018	$125,042	$(50,579)	$30,192

	Temporary Equity
	Redeemable Common Shares	Treasury Shares	Retained Earnings
Balance as of January 1, 2019	$133,806	$(57,659)	$26,842
Net Income	—	—	2,459
Balance as of March 31, 2019	133,806	(57,659)	29,301
Net income pre IPO			397
Transfer from temporary equity to common equity	(133,806)	57,659	(29,698)

Balance as of June 30, 2019	$—	$—	$—

Note 17 – Common Equity

On May 13, 2019 the Company issued a stock dividend specific to pre-IPO shares, of approximately 1,334.34-for-1. The share dividend was accounted for as a 1,334.34-for-1 stock split and is retroactively reflected in these consolidated financial statements. All share redemption provisions mentioned in Note 16 , Temporary Equity , were removed effective with the IPO. Therefore, common shares were reclassified from temporary equity to permanent equity as of May 2019.

As disclosed in Note 2, IPO , our IPO of common stock was effective in May 2019. In connection with the offering, we sold a total of 6,402,209 shares of additional shares of common stock.

On June 28, 2019, the Company cancelled 24,180,421 shares of common stock held in the Company’s treasury and returned those shares to the status of authorized but unissued shares of common stock.

Note 18 – Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales and net trade receivables:

	Net Sales				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		As of	As of
	2019	2018	2019	2018	June 30, 2019	December 31, 2018
Customer
A	15.5%	24.1%	16.2%	23.2%	<10%	<10%
B	14.7%	19.0%	14.4%	19.7%	<10%	<10%
C	<10%	19.3%	<10%	18.3%	<10%	<10%
D	<10%	<10%	<10%	<10%	<10%	12.6%
E	12.7%	<10%	12.2%	<10%	<10%	<10%
F	10.0%	<10%	<10%	<10%	15.7%	<10%
G	<10%	<10%	<10%	<10%	10.7%	<10%

Note 19 – Stock based compensation

In May 2019, we granted stock awards, including stock options and restricted stock units, to key employees and outside directors. These awards vest on the annual anniversary dates based on the passage of time. The related compensation expense for each award is recognized on a straight line basis over the appropriate vesting period. The fair value of each stock-based compensation awards is established on the date of grant. For grants of restricted stock units, the fair value is established based on the market price on the date of the grant.

For grants of options, we use the Black-Scholes option pricing model to estimate the fair value of share-based payment awards. The determination of the fair value of share-based awards is affected by stock price and a number of assumptions. Our assumptions included expected volatility of 21.3%, expected risk free rate of 2.42%, exercise price of $17 per share, and a ten year period to exercise.

There were 331,436 restricted units granted in May 2019 at a fair value of $17/unit. The total fair value of these award grants was $3,600 and $2,034, which vest over a 1- and 2-year period, respectively.

There were 287,895 options granted in May 2019 at a fair value of $6.07/option. The total fair value of these award grants was $1,748, which vest over a 2-year period.

The company recognized $797 of stock-based compensation expense for the three- and six months ended June 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in the understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth in “Risk Factors” in Part II, Item 1A of this filing and “Cautionary Statement Regarding Forward-Looking Statements” above. This discussion should be read in conjunction with our audited consolidated financial statements included in the Company’s Prospectus. In this discussion, we use certain non-GAAP financial measures. Explanation of these non-GAAP financial measures and reconciliation to the most directly comparable GAAP financial measures are included in this Management Discussion and Analysis of Financial Condition and Results of Operations. Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.

Overview

MEC is a leading U.S.-based value-added manufacturing partner that provides a broad range of prototyping and tooling, production fabrication, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy-and medium-duty commercial vehicles, construction, powersports, agriculture, military and other end markets. We have developed long-standing relationships with our blue-chip customers based upon a high level of experience, trust and confidence.

Our one operating segment focuses on producing metal components that are used in a broad range of heavy-and medium-duty commercial vehicles, construction, powersports, agricultural, military and other products.

On December 14, 2018, we acquired DMP, a leading U.S. based manufacturer of component parts for the heavy-and medium-duty commercial vehicles, construction, and agriculture and military markets. We paid $117.1 million, net of cash acquired, and assumed certain liabilities. There is also an additional one-time earn-out of up to $10 million that could be paid in the fourth quarter of 2019 if DMP meets certain financial performance metrics (see Note 3 – Acquisition, in the Notes to the Condensed Consolidated Financial Statements.

In May 2019, we completed our initial public offering (IPO). In conjunction with the IPO, the Company’s legacy business converted from an S corporation to a C corporation. As a result, the consolidated business is subject to paying federal and state corporate income taxes on its taxable income from May 12, 2019 forward.

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

Adjusted EBITDA represents EBITDA before transaction fees incurred in connection with the DMP acquisition and the IPO, the loss on debt extinguishment relating to our December 2018 credit agreement, non-cash purchase accounting charges including costs recognized on the step-up of acquired inventory and contingent consideration fair value adjustments, and one-time increases in deferred compensation and long term incentive plan expenses related to the initial public offering. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA and Adjusted EBITDA Margin as management uses these measures as key performance indicators, and we believe they are measures frequently used by securities analysts, investors and other parties to evaluate companies in our industry. These measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP.

Our calculation of EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to the similarly named measures reported by other companies. Potential differences between our measures of EBITDA and Adjusted EBITDA compared to other similar companies’ measures of EBITDA and Adjusted EBITDA may include differences in capital structure and tax positions.

The following table presents a reconciliation of net income, the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA, and the calculation of Adjusted EBITDA Margin for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income (loss)	$(15,284)	$8,091	$(12,825)	$12,520
Interest expense	1,991	853	4,824	1,760
Provision (benefit) for income taxes	(3,513)	—	(2,744)	29
Depreciation and amortization	8,704	4,911	16,355	9,902

EBITDA	(8,102)	13,855	5,610	24,211
Loss on the extinguishment of debt	154	588	154	588
Costs recognized on step-up of acquired inventory	—	—	395	—
Contingent consideration fair value adjustment	2,674	—	3,544	—
Deferred compensation expense specific to IPO	10,159	—	10,159	—
Long term incentive plan expense specific to IPO	9,921	—	9,921	—
Other IPO and DMP acquisition related expenses	2,997	—	4,809	—

Adjusted EBITDA	$17,803	$14,443	$34,592	$24,799

Net sales	$145,130	$91,535	$288,862	$178,757
EBITDA Margin	-5.6%	15.1%	1.9%	13.5%
Adjusted EBITDA Margin	12.3%	15.8%	12.0%	13.9%

Consolidated Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

	Three Months Ended June 30,
	2019		2018		Increase (Decrease)
(in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount Change	% Change
Net sales	$145,130	100.0%	$91,535	100.0%	$53,595	58.6%
Cost of sales	124,595	85.9%	75,986	83.0%	48,609	64.0%

Manufacturing margins	20,535	14.1%	15,549	17.0%	4,985	32.1%
Amortization of intangibles	2,677	1.8%	939	1.0%	1,738	185.1%
Profit sharing, bonuses and deferred compensation	22,830	15.7%	1,365	1.5%	21,465	1,572.5%
Employee stock ownership plan expense	1,500	1.0%	1,000	1.1%	500	50.0%
Other selling, general and administrative expenses	10,180	7.0%	2,713	3.0%	7,466	275.2%

Income (loss) from operations	(16,652)	-11.5%	9,532	10.4%	(26,184)	-274.7%
Interest expense	(1,991)	1.4%	(853)	1.6%	1,138	133.4%
Loss on the extinguishment of debt	(154)	0.1%	(588)	0.0%	(434)	-73.8%
Provision (benefit) for income taxes	(3,513)	-3.4%	—	0.0%	(3,513)	N/A

Net income (loss) and comprehensive income (loss)	$(15,284)	-9.5%	$8,091	8.8%	(23,375)	-288.9%

EBITDA	$(8,102)	-5.6%	$13,855	15.1%	(21,957)	-158.5%
Adjusted EBITDA	$17,803	12.3%	$14,443	15.8%	$3,360	23.3%

Net Sales. Net sales were $145.1 million for the three months ended June 30, 2019 as compared to $91.5 million for the three months ended June 30, 2018. The increase of $53.6 million, or 58.6%, was due to our recent acquisition of DMP. Net sales for our legacy business were comparable to the same quarter last year.

Manufacturing Margins. Manufacturing margins were $20.5 million for the three months ended June 30, 2019 as compared to $15.6 million for the three months ended June 30, 2018, an increase of $5.0 million, or 32.1%, driven by our recent acquisition of DMP. Manufacturing margin percentage was 14.1% for the three months ended June 30, 2019 as compared to 17.0% for the three months ended June 20, 2018. The decrease is attributed to the dilution created by the acquisition of DMP as well as some shifts in our customer mix within the legacy business.

Amortization of Intangibles Expense. Amortization of intangibles expense was $2.7 million for the three months ended June 30, 2019 as compared to $0.9 million for the three months ended June 30, 2018. The increase of $1.7 million, or 185.1%, was solely due to the amortization expense associated with the identifiable intangible assets from the DMP acquisition. Please see Note 3 – Acquisition, of the Condensed Consolidated Financial Statements for more information related to these identifiable intangible assets.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit sharing, bonuses, and deferred compensation expenses were $22.8 million for the three months ended June 30, 2019 compared to $1.4 million for the three months ended June 30, 2018. The increase of $21.5 million was primarily driven by a one-time $10.2 million increase in deferred compensation plan expense and a one-time $9.9 million increase in long term incentive plan expense, both of which relate to the IPO. The remaining increase is attributable to the expansion of other bonus and profit-sharing programs to additional employees.

Employee Stock Ownership Plan Expense. Employee stock ownership plan expense was $1.5 million for the three months ended June 30, 2019 as compared to $1.0 million for the three months ended June 30, 2018. The increase of $0.5 million, or 50.0%, was primarily due to the addition of plan participants as a result of the DMP acquisition.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $10.2 million for the three months ended June 30, 2019 compared to $2.7 million for the three months ended June 30, 2018. The increase of $7.5 million, or 275.2%, was driven by $3.0 million of one-time IPO expenses mostly related to travel and professional fees, along with $2.7 million for the DMP contingent consideration fair value adjustment. The DMP acquired entities accounted for another $1.7 million of the increase. The remainder is mostly attributable to personnel additions needed to enhance the Company’s structure of being a publicly traded company and to support future growth.

Interest Expense. Interest expense was $2.0 million for the three months ended June 30, 2019 as compared to $0.9 million for the three months ended June 30, 2018. The increase of $1.1 million, or 133.4%, is due to additional debt used to fund the DMP acquisition slightly offset by the partial paydown with use of the IPO proceeds.

Provision (Benefit) for Income Taxes. Income tax benefits were $3.5 million for the three months ended June 30, 2019 as compared to no provision or benefit for the three months ended June 30, 2018. The current period benefit is the result of the Company’s legacy business converting to a C Corporation on May 12, 2019 and the one-time IPO expenses incurred during the quarter which are deductible, causing the benefit. Prior to the Company’s IPO, the Company’s legacy business was an S Corporation, where substantially all taxes were passed to the shareholders and the Company did not pay federal or state corporate income taxes on its taxable income. The DMP entities have been taxable under the provisions of the Internal Revenue Code and certain state statutes since being acquired. The consolidated business is subject to paying federal and state corporate income taxes on its taxable income from May 12, 2019 forward.

Net Income (Loss) and Comprehensive Income (Loss). Net loss and comprehensive loss was $15.3 million for the three months ended June 30, 2019 as compared to net income and comprehensive income of $8.1 million for the three months ended June 30, 2018. The decrease of $23.4 million was due to the previously discussed expense increases, most notably the increase in LTIP and deferred compensation plan expenses related to the IPO, other one-time IPO expenses, and expenses for the DMP contingent consideration fair value adjustment, slightly offset by net income generated by DMP.

EBITDA and EBITDA Margin. EBITDA and EBITDA Margin percent were ($8.1) million and -5.6%, respectively, for the three months ended June 30, 2019, compared to $13.9 million and 15.1%, respectively, for the three months ended June 30, 2018. The $22.0 million decline in EBITDA was due to the previously mentioned $10.2 million increase in LTIP expense and $9.9 million increase in deferred compensation plan expenses related to the IPO, $3.0 million of one-time IPO expenses, and a $2.7 expense for the DMP contingent consideration fair value adjustment. These one-time expenses and charges were slightly offset by the addition of DMP.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin percent were $17.8 million and 12.3%, respectively, for the three months ended June 30, 2019, compared to $14.4 million and 15.8%, respectively, for the three months ended June 30, 2018. The increase in Adjusted EBITDA of $3.3 million was primarily driven by our recent acquisition of DMP.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	Six Months Ended June 30,
	2019		2018		Increase (Decrease)
(in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount Change	% Change
Net sales	$288,862	100.0%	178,757	100.0%	110,105	61.6%
Cost of sales	248,748	86.1%	151,396	84.7%	97,352	64.3%

Manufacturing margins	40,114	13.9%	27,361	15.3%	12,753	46.6%
Amortization of intangibles	5,353	1.9%	1,878	1.1%	3,475	185.0%
Profit sharing, bonuses and deferred compensation	24,580	8.5%	3,005	1.7%	21,575	718.0%
Employee stock ownership plan expense	3,000	1.0%	2,000	1.1%	1,000	50.0%
Other selling, general and administrative expenses	17,772	6.2%	5,581	3.1%	12,191	218.4%

Income (loss) from operations	(10,591)	-3.7%	14,897	8.3%	(25,488)	-171.1%
Interest expense	(4,824)	1.7%	(1,760)	1.0%	3,064	174.1%
Loss on extinguishment of debt	(154)	0.1%	(588)	0.3%	(434)	-73.8%
Provision (benefit) for income taxes	(2,744)	-1.5%	29	0.0%	(2,723)	-9,562.1%

Net income (loss) and comprehensive income	$(12,825)	-3.9%	$12,520	7.0%	(25,345)	-202.4%

EBITDA	$5,610	1.9%	$24,212	13.5%	(18,602)	-76.8%
Adjusted EBITDA	$34,592	12.0%	$24,799	13.9%	$9,793	39.5%

Net Sales. Net sales were $288.9 million for the six months ended June 30, 2019 as compared to $178.8 million for the six months ended June 30, 2018 for an increase of $110.1 million, or 61.6%. DMP contributed $103.7 million of the change with the legacy business contributing the remainder.

Manufacturing Margins. Manufacturing margins were $40.1 million for the six months ended June 30, 2019 as compared to $27.4 million for the six months ended June 30, 2018, an increase of $12.8 million, or 46.6%, driven by our recent acquisition of DMP. Manufacturing margin percentage was 13.9% for the six months ended June 30, 2019 as compared to 15.3% for the six months ended June 20, 2018. The decrease is attributed to the dilution created by the acquisition of DMP as well as some shifts in our customer mix within the legacy business.

Amortization of Intangibles Expense. Amortization of intangibles expense was $5.4 million for the six months ended June 30, 2019 as compared to $1.9 million for the six months ended June 30, 2018. The increase of $3.5 million, or 185.1%, was solely due to the amortization expense associated with the identifiable intangible assets from the DMP acquisition. Please see Note 3 – Acquisition of the Condensed Consolidated Financial Statements for more information related to these identifiable intangible assets.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit sharing, bonuses, and deferred compensation expenses were $24.6 million for the six months ended June 30, 2019 compared to $3.0 million for the six months ended June 30, 2018. The increase of $21.6 million was primarily driven by a one-time $10.2 million increase in deferred compensation plan expense and a one-time $9.9 million increase in long term incentive plan expense, both of which relate to the IPO. The remaining increase is attributable to the expansion of other bonus and profit-sharing programs to additional employees.

Employee Stock Ownership Plan Expense. Employee stock ownership plan expense was $3.0 million for the six months ended June 30, 2019 as compared to $2.0 million for the six months ended June 30, 2018. The increase of $1.0 million, or 50.0%, was primarily due to the addition of plan participants as a result of the DMP acquisition.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $17.8 million for the six months ended June 30, 2019 compared to $5.6 million for the six months ended June 30, 2018. The increase of $12.2 million, or 218.5%, was driven by $4.8 million of one-time IPO and DMP acquisition expenses, along with $3.5 million for the DMP contingent consideration fair value adjustment. The DMP acquired entities accounted for another $3.2 million of the increase. The remainder is mostly attributable to personnel additions needed to enhance the Company’s structure of being a publicly traded company and to support future growth.

Interest Expense. Interest expense was $4.8 million for the six months ended June 30, 2019 as compared to $1.8 million for the six months ended June 30, 2018. The increase of $3.0 million, or 174.1%, is due to additional debt used to fund the DMP acquisition slightly offset by the partial paydown of our debt from the IPO proceeds.

Provision (Benefit) for Income Taxes. Income tax benefits were $2.7 million for the six months ended June 30, 2019 as compared to $29 thousand provision for the six months ended June 30, 2018. The current period benefit is the result of the Company’s legacy business converting to a C Corporation on May 12, 2019 and the one-time IPO expenses, which are deductible, causing the benefit. Prior to the Company’s IPO, the Company’s legacy business was an S Corporation, where substantially all taxes were passed to the shareholders and the Company did not pay federal or state corporate income taxes on its taxable income. The DMP entities have been taxable under the provisions of the Internal Revenue Code and certain state statutes since being acquired. The consolidated business is subject to paying federal and state corporate income taxes on its taxable income from May 12, 2019 forward.

Net Income (Loss) and Comprehensive Income (Loss). Net loss and comprehensive loss was $12.8 million for the six months ended June 30, 2019 as compared to net income and comprehensive income of $12.5 million for the six months ended June 30, 2018. The decrease of $25.3 million was due to the previously discussed expense increases, most notably the one-time LTIP and deferred compensation plan expenses related to the IPO, other one-time IPO and DMP acquisition related expenses, and expenses for the DMP contingent consideration fair value adjustment, slightly offset by net income generated by DMP.

EBITDA and EBITDA Margin. EBITDA and EBITDA Margin percent were $5.6 million and 1.9%, respectively, for the six months ended June 30, 2019, compared to $24.2 million and 13.5%, respectively, for the six months ended June 30, 2018. The $18.6 million decline in EBITDA was due to the previously mentioned one-time $10.2 million increase in LTIP expense and one-time $9.9 million increase in deferred compensation plan expenses related to the IPO, $4.8 million of one-time IPO expenses, and a $3.5 expense for the DMP contingent consideration fair value adjustment. These one-time expenses and charges were slightly offset by the addition of DMP.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin percent were $34.6 million and 12.0%, respectively, for the six months ended June 30, 2019, compared to $24.8 million and 13.9%, respectively, for the six months ended June 30, 2018. The increase in Adjusted EBITDA of $9.8 million was primarily driven by our recent acquisition of DMP.

Liquidity and Capital Resources

Cash Flows Analysis

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2019	2018	$Change	% Change
Net cash provided by operating activities	$6,459	$16,769	(10,310)	-61.5%
Net cash used in investing activities	(18,981)	(5,990)	(12,991)	216.9%
Net cash provided by (used in) financing activities	9,434	(10,772)	20,206	-187.6%

Net change in cash	$(3,088)	$7	$(3,095)	-44,214%

Operating Activities. Cash provided by operating activities was $6.5 million for the six months ended June 30, 2019, as compared to $16.8 million for the six months ended June 30, 2018. The $10.3 million, or 61.5% decline in operating cash flows was mostly due to changes in net working capital items, most notably the $8.8 million increase in accounts receivable changes primarily due to sales growth along with a $6.7 million increase in income taxes receivable, slightly offset by a $5.2 million increase in inventories changes due to timing of purchases. Changes to pricing, payment terms and credit terms did not have a significant impact on changes to working capital items, or any other element of the operating cash flow activities, for the periods presented.

Investing Activities. Cash used in investing activities was $19.0 million for the six months ended June 30, 2019, as compared to $6.0 million for the six months ended June 30, 2018. The $13.0 million, or 216.9% increase in cash used in investing activities was primarily driven by the continued investment in automation and new technology along with a $2.4 million payment related to the DMP net working capital true-up.

Financing Activities. Cash provided by financing activities was $9.4 million for the six months ended June 30, 2019, as compared to cash used in financing activities of $10.8 million for the six months ended June 30, 2018. The $20.2 million change was primarily due to the IPO proceeds received in May of 2019, net of debt repayments.

Credit Agreement

On December 14, 2018, we entered into a credit agreement (the Credit Agreement) with certain lenders and Wells Fargo Bank, National Association, as administrative agent (the Agent). The Credit Agreement provides for (i) a $90.0 million revolving credit facility (the Revolving Loan), with a letter of credit sub-facility in an aggregate amount not to exceed $5.0 million, and a swingline facility in an aggregate amount of $15.0 million, and (ii) a $69.0 million term loan facility (Term Loan A), and a $26.0 million real estate term loan facility (the Real Estate Term Loan and, together with Term Loan A, the Term Loans). We are required to repay the aggregate outstanding principal amount of the Term Loan A in consecutive quarterly installments equal to $1,725 thousand on the last business day of each of March, June, September and December commencing March 31, 2019. We are required to repay the aggregate outstanding principal amount of the Real Estate Term Loan in consecutive quarterly installments equal to $325 thousand on the last business day of each of March, June, September and December commencing March 31, 2019. All amounts borrowed under the Credit Agreement mature on December 14, 2023.

Our obligations under the Credit Agreement are guaranteed by, and secured by first priority security interests in substantially all of the assets of, our direct and indirect subsidiaries: Center Manufacturing, Inc., Center Manufacturing Holdings, Inc., Center—Moeller Products LLC, DMP, Defiance Metal Products of Arkansas, Inc., Defiance Metal Products of PA., Inc. and Defiance Metal Products of WI, Inc.

Under the Credit Agreement, borrowings under the Revolving Loan and the Term Loans can be designated as LIBOR Rate Loans or DBLR Loans. The interest rate for LIBOR Rate Loans fluctuates and is equal to LIBOR divided by 1.00 minus the Euro-Dollar Reserve Percentage (as defined in the Credit Agreement) plus 1.00-2.25% depending on the current Consolidated Adjusted Total Leverage Ratio (as defined in the Credit Agreement). The interest rate for DBLR Loans and Swingline Loans fluctuates and is equal to the one month LIBOR as determined at approximately 11:00 a.m., London time, two Business Days (as defined in the Credit Agreement) prior to the first day of each month, for deposits in dollars, as published in the “Money Rates” section of the Wall Street Journal, plus 1.00-2.25% depending on the current Consolidated Adjusted Total Leverage Ratio (as defined in the Credit Agreement). If the Agent determines that dollar deposits are not being offered to banks in the London interbank Eurodollar market, that reasonable and adequate means do not exist for ascertaining the LIBOR Rate, or the Required Lenders (as defined in the Credit Agreement) determine that the LIBOR Rate does not adequately and fairly reflect the cost to such lenders of making or maintaining such loans, then we must either repay in full the outstanding principal amount of each LIBOR Rate Loan and DBLR Loan or convert the then outstanding principal amount of each such LIBOR Rate Loan and DBLR Loan to a Base Rate Loan. If any change in applicable law occurs that makes it unlawful or impossible for any of the lenders under the Credit Agreement to honor its obligations or make or maintain any LIBOR Rate Loan or DBLR Loan, then until such circumstances no longer exist, (i) any existing LIBOR Rate Loans or DBLR Loans shall be immediately converted into a Base Rate Loan and (ii) the obligation of the lenders to make LIBOR Rate Loans or DBLR Loans are suspended and we may select only Base Rate Loans. The interest rate for Base Rate Loans is equal to the highest of (x) the prime rate (as publicly announced by the Agent from time to time) and (y) the Federal Funds Rate plus 0.50%.

At June 30, 2019, the interest rate on outstanding borrowings under each of the Term Loans and Revolving Loan was 4.75%. At June 30, 2019, we had availability of $48.5 million under the Revolving Loan.

We must pay a commitment fee at a rate of 0.20% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Credit Agreement. We must also pay fees as specified in the Fee Letters (as defined in the Credit Agreement) and with respect to any letters of credit issued under the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness, create or incur liens, make certain investments, merge or consolidate with another entity, sell our stock other than to the ESOP or pursuant to the IPO, make certain asset dispositions, pay any dividend or other distribution to shareholders, enter into transactions with affiliates, pay any subordinated indebtedness unless certain financial tests are met, enter into sale leaseback transactions, incur capital expenditures in excess of $25,000,000 in any fiscal year or permit any person or group other than the ESOP to own or control more than 20% of our equity interests or permit our board of directors to not be composed of a majority of our continuing directors (i.e., our directors as of December 14, 2018 and any additional or replacement directors that have been approved by at least 51% of the directors then in office) (a Change of Control).

The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum fixed charge coverage ratio of 1.20 to 1.00. At June 30, 2019, our fixed charge ratio was 2.56 to 1.00. The Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 3.75 to 1.00 for the period from September 30, 2018 through September 30, 2019, and to be reduced periodically thereafter. At June 30, 2019, our consolidated total leverage ratio was 1.48 to 1.00.

The Credit Agreement includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, certain changes of control, material money judgments and failure to maintain subsidiary guarantees. If an event of default occurs, the Agent will be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement, termination of the credit facility and all other actions permitted to be taken by a secured creditor.

Our obligations under the Credit Agreement and Subordinated Credit Agreement (as defined below) are subject to a subordination agreement (the Subordination Agreement) among us, the Agent, and the Subordinated Agent (as defined below), whereby any payment default under the Subordinated Credit Agreement constitutes a cross-default of the Credit Agreement.

At June 30, 2019, we were in compliance with all covenants under the Credit Agreement.

Subordinated Credit Agreement

On December 14, 2018, we also entered into a credit agreement (the Subordinated Credit Agreement) with certain lenders and Wells Fargo Strategic Capital Inc., as administrative agent. The Subordinated Credit Agreement provided for a $25.0 million term loan facility (the Subordinated Term Loan). We were required to repay the Subordinated Term Loan on June 14, 2024.

In May 2019, the Company paid off its $25 million Subordinated Term Loan. In conjunction with this payoff, the Company incurred a $750 thousand prepayment penalty which is reflected in other selling, general, and administrative expenses on the Condensed Consolidated Statement of Comprehensive Income (Loss). We were in compliance with all covenants under the Subordinated Term Loan.

Capital Requirements and Sources of Liquidity

During the six months ended June 30, 2019 and 2018, our capital expenditures were approximately $16.6 million and $6.0, respectively. The increase of $10.6 million was primarily driven by our continued investment in automation and new technology, the addition of DMP, and the timing of purchases in 2019 as compared to the prior year. Budgeted capital expenditures for the full year 2019 remain consistent at approximately $20 million.

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

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. At June 30, 2019, we had availability of $48.5 million under our Credit Agreements. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital.

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

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at June 30, 2019:

		Payments Due by Period
(in thousands)	Total	2019 (Remainder)	2020 – 2021	2022 – 2023	Thereafter
Long-term debt principal payment obligations (1)	$89,626	$4,292	$16,400	$68,934	—
Forecasted interest on debt payment obligations (2)	14,280	2,545	7,249	4,486	—
Capital lease obligations	2,069	170	670	670	559
Operating lease obligations	12,640	1,765	5,306	2,832	2,737
Purchase obligations	—	—	—	—	—
Other	—	—	—	—	—

Total	$118,615	$8,772	$29,625	$76,922	$3,296

(1)

The long-term amounts in the table include principal payments under the Company’s Term Loans of $48.1 million and $41.5 million outstanding under the Revolving Loan, which expires in 2023. Amounts which are or may become payable as interest are excluded from the table.

(2)	Forecasted interest on debt payment obligations based on interest rates as of June 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company had $1 thousand of cash and cash equivalents as of June 30, 2019. The entirety of this balance was in demand accounts with financial institutions. The primary market risks associated with this balance is liquidity risk.

The Company is party to bank revolving credit notes. The amount borrowed on the revolving credit notes was $41.5 million as of June 30, 2019. The interest rate was 4.75% as of June 30, 2019. Please see “Credit Agreement” and “Subordinated Credit Agreement” above and Note 5 in the Notes to the Condensed Consolidated Financial Statements for more specifics.

The Company is also party to other long-term debt with total principal outstanding of $48.1 million as of June 30, 2019. The interest rates of the long-term debt instruments range from 2.00% to 4.64% as of June 30, 2019. Please see “Credit Agreement” and “Subordinated Credit Agreement” above and Note 6 in the Notes to the Condensed Consolidated Financial Statements for more specifics.

A hypothetical 100-basis-point increase in interest rates would have resulted in an additional $0.4 million of interest expense for the six months ended June 30, 2019. The Company does not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the Company’s cash flow.

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

We continue to implement actions to remediate these material weaknesses, including: (i) in January 2019, we hired additional accounting and finance staff members, including a senior accounting officer with public company reporting experience, to augment our current staff and to improve the effectiveness of our closing and financial reporting processes; (ii) we commenced an internal assessment of information technology controls specific to segregation of duties, systems access and change management processes and (iii) we engaged a third party to assist us with formalizing our business processes, accounting policies and internal controls documentation, enhancing related internal controls and strengthening supervisory reviews by our management. Other than ongoing remediation actions described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

Failure to compete successfully in our markets could materially adversely affect our business, financial condition, results of operations or prospects.

We offer our processes and solutions in highly competitive markets. The competitors in these markets may, among other things:

•	respond more quickly to new or emerging technologies;

•	have greater name recognition, critical mass or geographic market presence;

•	be better positioned to take advantage of acquisition opportunities;

•	adapt more quickly to changes in customer requirements;

•	devote greater resources to the development, promotion and sale of their processes and solutions;

•

be better positioned to compete on price due to any combination of low-cost labor, raw materials, components, facilities or other operating items, or willingness to make sales at lower margins than us;

•	consolidate with other competitors in the industry which may create increased pricing and competitive pressures on our business; and

•	be better able to utilize excess capacity which may reduce the cost of their processes and solutions.

Competitors with lower cost structures may have a competitive advantage over us. We also expect our competitors to continue to improve the performance of their current processes and solutions, to reduce the prices of their existing processes and solutions and to introduce new processes or solutions that may offer greater performance and improved pricing. Additionally, we may face competition from new entrants to the industry in which we operate. Any of these developments could cause a decline in sales and average selling prices, loss of market share or profit margin compression. Maintaining and improving our competitive position will require successful management of these factors, including continued investment by us in research and development, engineering, marketing and customer service and support. Our future growth rate depends upon our ability to compete successfully, which is impacted by a number of factors, including, but not limited to, our ability to (i) identify emerging technological trends in our target end markets, (ii) develop and maintain a wide range of competitive and appropriately priced processes and solutions and defend our market share against an ever-expanding number of competitors including many new and non-traditional competitors, (iii) ensure that our processes and solutions remain cost-competitive and (iv) attract, develop and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop and sell new technologies and processes.

We are affected by developments in the industries in which our customers operate.

We derive a large amount of our net sales from customers in the following industry sectors: heavy- and medium-duty commercial vehicles, construction, powersports, agriculture and military. Factors affecting any of these industries in general, or any of our customers in particular, could adversely affect us because our net sales growth largely depends on the continued growth of our customers’ businesses in their respective industries. These factors include:

•	seasonality of demand for our customers’ products which may cause our manufacturing capacity to be underutilized for periods of time;

•	our customers’ failure to successfully market their products, to gain or retain widespread commercial acceptance of their products or to compete effectively in their industries;

•

loss of market share for our customers’ products, which may lead our customers to reduce or discontinue purchasing our processes and solutions and to reduce prices, thereby exerting pricing pressure on us;

•	economic conditions in the markets in which our customers operate, in particular, the United States, including recessionary periods such as a global economic downturn;

•	our customers’ decision to insource the production of components that has traditionally been outsourced to us; and

•	product design changes or manufacturing process changes that may reduce or eliminate demand for the components we supply.

We expect that future sales will continue to depend on the success of our customers. If economic conditions and demand for our customers’ products deteriorate, we may experience a material adverse effect on our business, operating results and financial condition.

We may not be able to maintain our manufacturing, engineering and technological expertise.

The markets for our processes and solutions are characterized by changing technology and evolving process development. The continued success of our business will depend upon our ability to:

•	hire, retain and expand our pool of qualified engineering and trade-skilled personnel;

•	maintain technological leadership in our industry;

•	implement new and expand upon current robotics, automation and tooling technologies; and

•	anticipate or respond to changes in manufacturing processes in a cost-effective and timely manner.

We cannot be certain that we will develop the capabilities required by our customers in the future. The emergence of new technologies, industry standards or customer requirements may render our equipment, inventory or processes obsolete or uncompetitive. We may have to acquire new technologies and equipment to remain competitive. The acquisition and implementation of new technologies and equipment may require us to incur significant expense and capital investment, which could reduce our margins and affect our operating results. When we establish or acquire new facilities, we may not be able to maintain or develop our manufacturing, engineering and technological expertise due to a lack of trained personnel, effective training of new staff or technical difficulties with machinery. Failure to anticipate and adapt to customers’ changing technological needs and requirements or to hire and retain a sufficient number of engineers and maintain manufacturing, engineering and technological expertise may have a material adverse effect on our business, operating results and financial condition.

We are dependent on a limited number of large customers for current and future net sales. The loss of any of these customers or the loss of market share by these customers could materially adversely affect our business, financial condition, results of operations and cash flows.

We depend on a limited number of major manufacturers for a majority of our net sales. For example, our largest customers in 2018, including John Deere, AB Volvo, Honda Motor Co. and PACCAR Inc. accounted for 17%, 14%, 12% and 12% of our pro forma net sales, respectively. Our financial performance depends in large part on our ability to continue to arrange for the purchase of our processes and solutions with these customers, and we expect these customers to continue to make up a large portion of our net sales in the foreseeable future. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our business, financial condition, results of operations and cash flows by reducing cash flows and by limiting our ability to spread our fixed costs over a larger net sales base. We may make fewer sales to these customers for a variety of reasons, including, but not limited to:

•	loss of business relationship;

•	reduced or delayed customer requirements;

•	the insourcing of business that has been traditionally outsourced to us;

•	strikes or other work stoppages affecting production by our customers; or

•	reduced demand for our customers’ products.

Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production accurately and achieve maximum efficiency of our manufacturing capacity.

Most of our customers do not commit to long-term contracts or firm production schedules, and we continue to experience reduced lead-times in customer orders. Additionally, customers may change production quantities or delay production with little lead-time or advance notice. Therefore, we rely on and plan our production and inventory levels based on our customers’ advance orders, commitments and/or forecasts, as well as our internal assessments and forecasts of customer demand. The volume and timing of sales to our customers may vary due to, among others:

•	variation in demand for or discontinuation of our customers’ products;

•	our customers’ attempts to manage their inventory;

•	design changes;

•	changes in our customers’ manufacturing strategies; and

•	acquisitions of or consolidation among customers.

The variations in volume and timing of sales make it difficult to schedule production and optimize utilization of manufacturing capacity. This uncertainty may require us to increase staffing and incur other expenses in order to meet an unexpected increase in customer demand, potentially placing a significant burden on our resources. Additionally, an inability to respond to such increases in a timely manner may cause customer dissatisfaction, which may negatively affect our customer relationships.

Further, in order to secure sufficient production scale, we may make capital investments in advance of anticipated customer demand. Such investments may lead to low utilization levels if customer demand forecasts change and we are unable to utilize the additional capacity. Because fixed costs make up a large proportion of our total production costs, a reduction in customer demand can have a significant adverse impact on our gross profits and operating results. Additionally, we order materials and components based on customer forecasts and orders and suppliers may require us to purchase materials and components in minimum quantities that exceed customer requirements, which may have an adverse impact on our gross profits and operating results. In the past, anticipated orders from some of our customers have failed to materialize and delivery schedules have been deferred as a result of changes in our customers’ business needs.

We may be unable to realize net sales represented by our awarded business, which could materially and adversely impact our business, financial condition, results of operations and cash flows.

The realization of future net sales from awarded business is inherently subject to a number of important risks and uncertainties, including a lack of long-term commitments and production schedules with customers. Accordingly, we cannot assure you that we will realize any or all of the future net sales represented by our awarded business. Any failure to realize these net sales could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition to not having a commitment from our customers regarding the minimum number of components they must purchase from us if we obtain awarded business, typically the terms and conditions of the agreements with our customers provide that they have the contractual right to unilaterally terminate our contracts with them with no notice or limited notice. In many cases, we must commit substantial resources in preparation for production under awarded customer business well in advance of the customer’s production start date. If such contracts are terminated by our customers, our ability to obtain compensation from our customers for such termination is generally limited to the direct out-of-pocket costs that we incurred for raw materials and work-in-progress. Although we have been successful in recovering these costs under appropriate circumstances in the past, we cannot assure you that our results of operations will not be materially adversely impacted in the future if we are unable to recover these types of pre-production costs related to our customers’ cancellation of awarded business.

Our growth strategy includes acquisitions, and we may not be able to identify attractive acquisition targets or successfully integrate acquired targets without impacting our business.

Acquisitions have played a key role in our growth strategy, and we expect to continue to grow through acquisitions in the future. We expect to continue evaluating potential strategic acquisitions of businesses, assets and product lines. We may not be able to identify suitable candidates, negotiate appropriate or favorable acquisition terms, obtain financing that may be needed to consummate such transactions or complete proposed acquisitions. There is significant competition for acquisition and expansion opportunities in our businesses, which may increase the cost of any acquisition or result in the loss of attractive acquisition targets.

In addition, acquisitions involve numerous risks, including (i) incurring the time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business; (ii) using estimates and judgments to evaluate credit, operations, funding, liquidity, business, management and market risks with respect to the target entity or assets; (iii) litigation relating to an acquisition, particularly in the context of a publicly held acquisition target, could require us to incur significant expenses or result in the delaying or enjoining of the transaction; (iv) failing to properly identify an acquisition candidate’s liabilities, potential liabilities or risks; and (v) not receiving required regulatory approvals or such approvals being delayed or restrictively conditional. In addition, any acquisitions could involve the incurrence of substantial additional indebtedness or dilution to our shareholders. We cannot assure you that we will be able to successfully integrate any acquisitions that we undertake or that such acquisitions will perform as planned or prove to be beneficial to our operations and cash flow. Any such failure could seriously harm our financial condition, results of operations and cash flows.

We routinely evaluate potential acquisition candidates and engage in discussions and negotiations regarding potential acquisitions; however, even if we execute a definitive agreement for an acquisition, there can be no assurance that we will consummate the transaction within the anticipated closing timeframe, or at all. Further, acquisitions typically involve the payment of a premium over book- and market-value for the target business or asset and, therefore, some dilution of our tangible book value and/or earnings per common share may occur in connection with any future transaction.

Entering new markets, either organically or via acquisition, poses new competitive threats and commercial risks.

As we expand into new markets, either organically or via acquisition, we expect to diversify our net sales by leveraging our development, engineering and manufacturing capabilities in order to source necessary parts and components for other industries. Such diversification requires investments and resources that may not be available as needed. Furthermore, even if we sign contracts in new markets, we cannot guarantee that we will be successful in leveraging our capabilities into these new markets and thus in meeting the needs of these customers and competing favorably in these new markets. If these customers experience reduced demand for their products or financial difficulties, our future prospects will be negatively affected as well.

If we fail to develop new and innovative processes or if customers in our market do not accept them, our results would be negatively affected.

Our processes must be kept current to meet our customers’ needs. To remain competitive, we therefore must develop new and innovative processes on an ongoing basis. If we fail to make innovations or the market does not accept our new processes, our sales and results would suffer. We invest significantly in the research and development of new processes; however, these expenditures do not always result in processes that will be accepted by the market. To the extent they do not, whether as a function of the process or the business cycle, we will have increased expenses without significant sales to offset such costs. Failure to develop successful new processes may also cause potential customers to purchase from competitors.

We depend on our key executive officers, managers and trade-skilled personnel and may have difficulty retaining and recruiting qualified employees. Moreover, we operate in competitive labor markets, which may also impact our ability to hire and retain employees at our facilities.

Our success depends to a large extent upon the continued services of our executive officers, senior management, managers and trade-skilled personnel and our ability to recruit and retain skilled personnel to maintain and expand our operations. We could be affected by the loss of any of our executive officers who are responsible for formulating and implementing our business plan and strategy, and who have been instrumental in our growth and development. In addition, in order to manage our growth, we will need to recruit and retain additional management personnel and other skilled employees at our facilities. However, competition for our trade-skilled labor is high, particularly in some of the geographic locations where our facilities are located. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract, effectively train and retain these employees. Any failure to do so could impair our ability to conduct design, engineering and manufacturing activities, efficiently perform our contractual obligations, develop marketable components, timely meet our customers’ needs and ultimately win new business, all of which could adversely affect our business, financial condition and results of operations. If we are not able to do so, our business and our ability to continue to grow could be negatively affected. In addition, salaries and related costs are a significant portion of the cost of providing our solutions and, accordingly, our ability to efficiently utilize our workforce impacts our profitability. If our employees are under-utilized, our profitability could suffer.

We are dependent on information technology and our systems and infrastructure face certain risks, including cyber security risks and data leakage risks.

We are dependent on information technology systems and infrastructure that could be damaged or interrupted by a variety of factors. Any significant breach, breakdown, destruction or interruption of these systems by employees, others with authorized access to our systems or unauthorized persons has the potential to negatively affect our operations. There is also a risk that we could experience a business interruption, theft of information or reputational damage as a result of a cyberattack, such as the infiltration of a data center, or data leakage of confidential information either internally or at our third-party providers. Although we have invested in the protection of our data and information technology to reduce these risks and periodically test the security of our information systems network, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could have a material adverse effect on our financial condition, results of operations and liquidity.

We may incur additional expenses and delays due to technical problems or other interruptions at our manufacturing facilities.

Disruptions in operations due to technical problems or power interruptions as well as other interruptions such as floods, fire or other natural disasters could adversely affect the manufacturing capacity of our facilities. Such interruptions could cause delays in production and cause us to incur additional expenses such as charges for expedited deliveries for components that are delayed. Additionally, our customers have the ability to cancel purchase orders in the event of any delays in production and may decrease future orders if delays are persistent. Additionally, to the extent that such disruptions do not result from damage to our physical property, these may not be covered by our business interruption insurance. Any such disruptions may adversely affect our operations and financial results.

Political and economic developments could adversely affect our business.

Increased political instability and social unrest, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures and the related decline in consumer confidence may hinder our ability to do business. Any escalation in these events or similar future events may disrupt our operations or those of our customers and suppliers and could affect the availability of raw materials and components we need in our manufacturing operations or the means to transport those materials or components to our manufacturing facilities and finished parts to our customers. These events have had and may continue to have an adverse effect, generally, on the economy and consumer confidence and spending, which could adversely affect our net sales and operating results. The effect of these events on the volatility of the financial markets could in the future lead to volatility of the market price of our securities and may limit the capital resources available to us, our customers and our suppliers.

Volatility in the prices or availability of raw materials and energy prices and our ability to pass along increased costs to our customers could adversely affect our results of operations.

The prices and availability of raw materials critical to our business and performance are based on global supply and demand conditions. Certain raw materials used by us are only available from a limited number of suppliers, and it may be difficult to find alternative suppliers at the same or similar costs. While we strive to pass through the price of raw materials to our customers, we may not be able to do so in the future, and volatility in the prices of raw materials may affect customer demand for certain components. In addition, we, along with our suppliers and customers, rely on various energy sources for a number of activities connected with our business, such as the transportation of raw materials and finished parts. The availability and pricing of these resources are subject to market forces that are beyond our control. Furthermore, we are vulnerable to any reliability issues experienced by our suppliers, which also are beyond our control. Our suppliers contract separately for the purchase of such resources, and our sources of supply could be interrupted should our suppliers not be able to obtain these materials due to higher demand or other factors that interrupt their availability. Energy and utility prices, including electricity and water prices, and in particular prices for petroleum-based energy sources, are volatile. Increased supplier and customer operating costs arising from volatility in the prices of energy sources, such as increased energy and utility costs and transportation costs, could be passed through to us and we may not be able to increase our product prices sufficiently or at all to offset such increased costs. The impact of any volatility in the prices of energy or the raw materials on which we rely, including the reduction in demand for certain components caused by such price volatility, could result in a loss of net sales and profitability and adversely affect our results of operations.

Our manufacturing operations are dependent upon third-party suppliers, making us vulnerable to supply shortages.

We obtain raw materials, parts and certain components from third-party suppliers. Any delay in receiving supplies could impair our ability to timely deliver components to our customers and, accordingly, could have an adverse effect on our business, financial condition, results of operations and cash flows. The volatility in the financial markets and uncertainty in the sectors our suppliers service could result in exposure related to the financial viability of certain of our suppliers. Suppliers may also exit certain business lines, causing us to find other suppliers for materials or components and potentially delaying our ability to deliver components to customers, or our suppliers may change the terms on which they are willing to provide parts or materials to us, any of which could adversely affect our financial condition and results of operations. In addition, many of our suppliers have unionized workforces that could be subject to work stoppages as a result of labor relations issues. Some of our suppliers supply components and materials that cannot be quickly or inexpensively re-sourced to another supplier due to long lead times and contractual commitments that might be required by another supplier in order to provide the components or materials.

The impact of foreign trade relations and associated tariffs could adversely impact our business.

We currently source certain raw materials from international suppliers. Import tariffs, taxes, customs duties and/or other trade regulations imposed by the U.S. government on foreign countries, or by foreign countries on the United States, could significantly increase the prices we pay for certain raw materials, such as steel, aluminum and purchased components, that are critical to our ability to manufacture components for our customers. In addition, we may be unable to find a domestic supplier to provide the necessary raw materials on an economical basis in the amounts we require. If the cost of our raw materials increases, or if we are unable to procure the necessary raw materials required to manufacture our components, then we could experience a negative impact on our operating results, profitability, customer relationships and future cash flows.

Additionally, our customers’ businesses may be negatively impacted by import tariffs, taxes, customs duties and/or other trade regulations imposed by the U.S. government on foreign countries or by foreign countries on the United States, which could, in turn, reduce our customers’ demand for the components that we manufacture for them. Any reduction in customer demand for our components as a result such tariffs, taxes, customs duties and/or other trade regulations could have a material adverse impact on our financial position, results of operations, cash flows and liquidity.

Because our industry is capital intensive and we have significant fixed and semi-fixed costs, our profitability is sensitive to changes in volume.

The property, plants and equipment needed to produce components for our customers and provide our processes and solutions can be very expensive. We must spend a substantial amount of capital to purchase and maintain such property, plants and equipment. Although we believe our current cash balance, along with our projected internal cash flows and available financing sources, will provide sufficient cash to support our currently anticipated operating and capital needs, if we are unable to generate sufficient cash to purchase and maintain the property, plants and equipment necessary to operate our business, we may be required to reduce or delay planned capital expenditures or to incur additional indebtedness.

We may need to raise additional capital in the future for working capital, capital expenditures and/or acquisitions, and we may not be able to do so on favorable terms, or at all, which would impair our ability to operate our business or achieve our growth objectives.

Our ongoing ability to generate cash is important for the funding of our continuing operations, making acquisitions and servicing our indebtedness. To the extent that existing cash balances and cash flow from operations, together with borrowing capacity under our existing credit facilities, are insufficient to make investments or acquisitions or provide needed working capital, we may require additional financing from other sources. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results, and those factors may affect our efforts to arrange additional financing on terms that are acceptable to us. Furthermore, if economic, political or other market conditions adversely affect the financial institutions that provide credit to us, it is possible that our ability to draw upon our existing credit facilities may be impacted. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges, resulting in loss of market share, any of which could have a material adverse impact on our financial position, results of operations, cash flows and liquidity.

The risks associated with climate change, as well as climate change legislation and regulations, could adversely affect our operations and financial condition.

The physical risks of climate change, such as more frequent or more extreme weather events, changes in temperature and precipitation patterns, changes to ground and surface water availability and other related phenomena, could affect some, or all, of our operations. Severe weather or other natural disasters could be destructive, which could result in increased costs, including supply chain costs.

In addition, a number of government bodies have finalized, proposed or are contemplating legislative and regulatory changes in response to growing concerns about climate change. In recent years, federal, state and local governments have taken steps to reduce emissions of greenhouse gases, or GHGs. The Environmental Protection Agency has finalized a series of GHG monitoring, reporting and emissions control rules for certain large sources of GHGs, and the U.S. Congress has, from time to time, considered adopting legislation to reduce GHG emissions. Numerous states have already taken measures to reduce GHG emissions, primarily through the development of GHG emission inventories and/or regional GHG cap-and-trade programs. While the current administration has announced that the United States will withdraw from international commitments to reduce GHG emissions, many state and local officials have announced their decisions to uphold such commitments.

Although it is not possible at this time to predict how future legislation or regulations to address GHG emissions would impact our business, any such laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations, could require us to incur costs to reduce GHG emissions associated with our operations. We cannot assure you that our costs, liabilities and obligations relating to environmental matters will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our manufacturing, painting and coating operations are subject to environmental, health and safety laws and regulations that could result in liabilities to us.

Our manufacturing, painting and coating operations are subject to environmental, health and safety laws and regulations, including those governing discharges to air and water, the management and disposal of hazardous substances, the cleanup of contaminated sites and health and safety matters. We could incur material costs, including cleanup costs, civil and criminal fines, penalties and third-party claims for cost recovery, property damage or personal injury as a result of violations of or liabilities under such laws and regulations. The ultimate cost of remediating contaminated sites, if any, is difficult to accurately predict and could exceed estimates. In addition, as environmental, health and safety laws and regulations have tended to become stricter, we could incur additional costs complying with requirements that are promulgated in the future.

If our manufacturing processes do not comply with applicable statutory and regulatory requirements, or if we manufacture components containing manufacturing defects, demand for our capabilities may decline and we may be subject to liability claims.

Our manufacturing processes and facilities need to comply with applicable statutory and regulatory requirements. We may also have the responsibility to ensure that the processes we use satisfy safety and regulatory standards, including those applicable to our customers and to obtain any necessary certifications. In addition, our customers’ products, as well as the manufacturing processes and components that we use to produce such products, are often highly complex. As a result, components that we manufacture may at times contain manufacturing defects, and our manufacturing processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements or demands of our customers. Defects in the components we manufacture, whether caused by a manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers, replacement costs or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the components that we manufacture for our customers to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing process or facility. In addition, these defects may expose us to liability to pay for the recall of a customer’s product or to indemnify our customers for the costs of any such claims or recalls which they face as a result of using items manufactured by us in their products.

Adverse judgments or settlements in legal disputes, including product liability, intellectual property infringement and other claims, could result in materially adverse monetary damages or injunctive relief and damage our business and/or our reputation.

We are subject to, and may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. The results of litigation and other legal proceedings are inherently uncertain and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Additionally, our insurance policies may not protect us against potential liability due to various exclusions in the policies and self-insured retention amounts. Partially or completely uninsured claims, if successful and of significant magnitude, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future.

The components we manufacture can expose us to potential liabilities. For instance, our manufacturing businesses expose us to potential product liability claims resulting from injuries caused by defects in components we design or manufacture, as well as potential claims that components we design infringe on third-party intellectual property rights. Such claims could subject us to significant liability for damages, subject the infringing portion of our business to injunction and, regardless of their merits, could be time-consuming and expensive to resolve. We may also have greater potential exposure from warranty claims and recalls due to problems caused by component or product design. Although we have product liability insurance coverage, it may not be sufficient to cover the full extent of our product liability, if at all. A successful product liability claim in excess or outside of our insurance coverage or any material claim for which insurance coverage was denied or limited and for which indemnification was not available could have a material adverse effect on our business, results of operations and/or financial condition.

We may experience work-related accidents that may expose us to liability claims.

Due to the nature of our operations, we are subject to the risks of our employees being exposed to industrial-related accidents at our premises. If such accidents occur in the future, we may be required to pay compensation and may also suffer reputational harm. Under such circumstances, our business and financial performance could be adversely affected.

Increases in the cost of employee benefits could impact our financial results and cash flows.

Our expenses relating to employee health benefits are significant. Unfavorable changes in the cost of and the unpredictability of claims under such benefits could impact our financial results and cash flows. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system. Pursuant to the Affordable Care Act, employees may be ineligible for certain healthcare subsidies if such employee is eligible and offered qualifying and affordable healthcare coverage under an employer’s plan. Due to the breadth and complexity of the healthcare reform legislation, the lack of implementing regulations and interpretive guidance and the uncertainty surrounding further reform proposals, we are not able to fully determine the impact that healthcare reform will have in the future on company sponsored medical plans.

Compliance or the failure to comply with regulations and governmental policies could cause us to incur significant expense.

We are subject to a variety of local and foreign laws and regulations including those relating to labor and health and safety concerns. Such laws may require us to pay mandated compensation and penalties. Additionally, we may need to obtain and maintain licenses and permits to conduct business in various jurisdictions. If we or the businesses or companies we acquire have failed or fail in the future to comply with such laws and regulations, then we could incur liabilities and fines and our operations could be suspended. Such laws and regulations could also restrict our ability to modify or expand our facilities, could require us to acquire costly equipment, or could impose other significant expenditures.

Prior to our initial public offering, we were treated as an S Corporation, and claims of taxing authorities related to our prior status as an S Corporation could have an adverse effect on our business, financial condition and results of operations.

Upon the consummation of our initial public offering, our status as an S Corporation terminated and we have since been treated as a “C Corporation” for U.S. federal income tax purposes and thus are now subject to U.S. federal income tax. If the unaudited, open tax years in which we were an S Corporation are audited by the Internal Revenue Service, or IRS, and we are determined not to have qualified for, or to have violated any requirement for maintaining, our S Corporation status, we will be obligated to pay back taxes, interest and possibly penalties. The amounts that we would be obligated to pay could include taxes on all our taxable income attributable to such open tax years. Any such claims could result in additional costs to us and could have a material adverse effect on our business, financial condition and results of operations.

Prior to the completion of our initial public offering we were 100% owned by the ESOP, which is a retirement plan intended to be tax-qualified. If the ESOP fails to meet the requirements of a tax-qualified retirement plan, we could be subject to substantial penalties.

The Mayville Engineering Company, Inc. Employee Stock Ownership Plan, or the ESOP, is a defined contribution retirement plan subject to the requirements of the Internal Revenue Code of 1986, as amended, or the Code, and the Employee Retirement Income Security Act of 1974, as amended, or ERISA. The ESOP has received a determination letter from the IRS that it meets the requirements of a tax-qualified retirement plan in form and we endeavor to maintain and administer the ESOP in compliance with all requirements of the Code and ERISA. However, the rules regarding tax-qualified plans, and especially ESOPs, are complex and change frequently. Accordingly, it is possible that the ESOP may not have been and may not in the future be administered in full compliance with all applicable rules under the Code or ERISA.

If the IRS were to determine that the ESOP was not in material compliance with the Code or ERISA, then the ESOP could lose its tax-qualified status and we could be subject to substantial penalties under the Code and/or ERISA, which could have a material adverse effect on our business, financial condition or results of operations. Additionally, any retroactive loss of the ESOP’s tax-qualified status would adversely impact our prior treatment as an S Corporation. See “—Prior to our initial public offering, we were treated as an S Corporation, and claims of taxing authorities related to our prior status as an S Corporation could have an adverse effect on our business, financial condition and results of operations.”

Any failure to protect our customers’ intellectual property that we use in the products we manufacture for them could harm our customer relationships and subject us to liability.

The products we manufacture for our customers often contain our customers’ intellectual property, including copyrights, patents, trade secrets and know-how. Our success depends, in part, on our ability to protect our customers’ intellectual property. The steps we take to protect our customers’ intellectual property may not adequately prevent its disclosure or misappropriation. If we fail to protect our customers’ intellectual property, our customer relationships could be harmed and we may experience difficulty in establishing new customer relationships. In addition, our customers might pursue legal claims against us for any failure to protect their intellectual property, possibly resulting in harm to our reputation and our business, financial condition and operating results.

Risks Related to Our Indebtedness

Our Credit Agreement restricts our ability and the ability of our subsidiaries to engage in some business and financial transactions.

On December 14, 2018, we entered into a credit agreement with certain lenders and Wells Fargo Bank, National Association, as administrative agent, which we sometimes refer to as the Credit Agreement. The Credit Agreement provides for (i) a $90.0 million revolving credit facility, with a letter of credit sub-facility in an aggregate amount not to exceed $5.0 million, and a swingline facility in an aggregate amount of $15.0 million, which we sometimes collectively refer to as the Revolving Loan, and (ii) a $69.0 million term loan facility, which we sometimes refer to as Term Loan A, and a $26.0 million real estate term loan facility, which we sometimes refer to as the Real Estate Term Loan, and, together with Term Loan A, which we sometimes collectively refer to as the Term Loans.

Our Credit Agreement contains a number of covenants that limit our ability and the ability of our subsidiaries to:

•	create, incur or assume indebtedness (other than certain permitted indebtedness);

•	create or incur liens (other than certain permitted liens);

•	make investments (other than certain permitted investments);

•

merge or consolidate with another entity or sell our stock other than to the ESOP or pursuant to an initial public offering reasonably satisfactory to the administrative agent for the Credit Agreement;

•	make asset dispositions (other than certain permitted dispositions);

•	declare or pay any dividend or any other distribution to shareholders;

•	enter into transactions with affiliates;

•	make certain organizational changes, including changing our fiscal year end or amending our organizational documents;

•	enter into any agreement further restricting our ability to create or assume any lien;

•	sell notes receivable or accounts receivable except under certain circumstances;

•	enter into sale leaseback transactions;

•	incur capital expenditures in excess of $25,000,000 in any fiscal year;

•	permit any person or group other than the ESOP to own or control more than 20% of our equity interests; or

•

permit our board of directors to not be composed of a majority of our continuing directors (i.e., our directors as of December 14, 2018 and any additional or replacement directors that have been approved by at least 51% of the directors then in office).

Our Credit Agreement also requires us to maintain a fixed charge coverage ratio and a consolidated leverage ratio, and contains certain customary representations and warranties, affirmative covenants and events of default (including, among others, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, certain changes of control, material money judgments and failure to maintain subsidiary guarantees). If an event of default occurs under the Credit Agreement, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of amounts due thereunder, the termination of such credit facility and all actions permitted to be taken by a secured creditor. Our failure to comply with our obligations under the Credit Agreement may result in an event of default under the Credit Agreement. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

We are able to incur additional debt, which could reduce our ability to satisfy our current obligations under our existing indebtedness.

At December 31, 2018, we had $95.0 million outstanding under the Term Loans and $59.6 million outstanding under the Revolving Loan. In addition, we may be able to incur significant additional indebtedness in the future, and we may do so, among other reasons, to fund acquisitions as part of our growth strategy. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness in compliance with these restrictions.

Risks Related to Ownership of Our Common Stock

Your ability to influence corporate matters may be limited because the ESOP owns a substantial amount of our stock and continues to have significant influence over us, which may limit your ability to influence the outcome of important transactions, including a change in control.

Immediately following completion of our initial public offering, our employees and certain former employees, through their interests in the ESOP (which was separated into two separate employee stock ownership plans, the 401(k) ESOP and the Traditional ESOP, in connection with our initial public offering), beneficially owned approximately 67.74% of the outstanding shares of our common stock. Each ESOP participant is entitled to direct the vote of the shares allocated to his or her ESOP account, in his or her sole discretion. As a result, our employees and former employees, if acting together, will be able to influence or control matters requiring approval by our shareholders, including the election of directors, influence over our management and policies and the approval of mergers, acquisitions or other extraordinary transactions. As employees and former employees, the ESOP participants’ interests may be contrary to yours. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our non-ESOP shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

The ESOP Trustee may have the power to vote in its discretion a large block of shares on matters presented to shareholders for approval.

ESOP participants have the right to direct the vote of the shares allocated to his or her ESOP account. However, if a participant does not timely direct the voting of his or her shares, then GreatBanc Trust Company, or the ESOP Trustee, will vote such shares in its independent fiduciary discretion. Additionally, the ESOP Trustee has fiduciary duties under ERISA which may cause the ESOP Trustee to override participants’ voting directions. Consequently, there may be circumstances in which the ESOP Trustee has the ability to vote a significant block of shares on matters presented to shareholders for approval. The ESOP, which as a retirement plan has the purpose of providing retirement benefits to current and former employees of the company and their beneficiaries, may have interests that are different from yours and may vote in a way with which you disagree and which may be adverse to your interests.

The market price of our common stock may be volatile, and you could lose all or part of your investment.

Prior to our initial public offering, there was no public market for shares of our common stock. The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	relatively small percentage of our common stock available publicly;

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	changes in our orders in a given period;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning us or the markets in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	our ability to manufacture new and enhanced components for the products of our customers on a timely basis;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving us;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of securities available for public sale;

•	any major change in our board of directors or management;

•	sales of substantial amounts of our securities by our directors, executive officers or significant shareholders or the perception that such sales could occur; and

•	general economic and political conditions such as recession, interest rates, tariffs, fuel prices, international currency fluctuations and acts of war or terrorism.

In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Additionally, if our common stock becomes delisted from the New York Stock Exchange, or NYSE, for any reason, and is quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on the NYSE or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

Sales of outstanding shares of our common stock into the market in the future could cause the market price of our common stock to drop significantly, even if our business is doing well.

Immediately after our initial public offering, we had outstanding 19,845,693 shares of our common stock. Of these shares, the 6,402,209 shares sold in our initial public offering are freely tradable except for any shares purchased by our “affiliates” as that term is used in Rule 144 under the Securities Act of 1933 and any shares sold to our directors or officers pursuant to our directed share program.

Of the remaining outstanding shares following our initial public offering 13,443,484 shares of common stock were held by the ESOP. Additionally, 2,000,000 shares of common stock are reserved for issuance under the Mayville Engineering Company, Inc. 2019 Omnibus Incentive Plan, which we sometimes refer to as the Omnibus Incentive Plan, which we adopted in connection with our initial public offering. We intend to register the shares reserved for issuance under our Omnibus Incentive Plan and the shares subject to diversification rights under the ESOP and applicable law on Form S-8 registration statements.

The 2019 annual diversification election opportunity for participants in the Traditional ESOP (based upon participant share balances as of December 31, 2018) is anticipated to run until at least the 90th day following completion of our initial public offering and then, 90 days following the end of the diversification election period, the Traditional ESOP currently intends to transfer to the participants accounts in the Company’s 401(k) plan shares of our common stock that any participants have elected to diversify (so the participants can sell such shares if and when desired). Therefore, no shares distributed in connection with Traditional ESOP diversification elections will be available for sale prior to 180 days following the date of our initial public offering. Upon completion of our initial public offering, approximately 558,000, or 2.8%, of our shares are eligible for the 2019 diversification opportunity. There are approximately 150 Traditional ESOP participants that are eligible to diversify in the 2019 diversification period, who have an average balance of 0.019% of our shares following our initial public offering, and none of whom hold more than 0.263% of our shares after our initial public offering. Upon completion of the 2019 diversification opportunity, eligible Traditional ESOP participants’ next opportunity to diversify will occur during the 2020 diversification election period, and annually thereafter.

401(k) ESOP participants will be able to elect to sell some or all the shares of our common stock held in their 401(k) ESOP accounts and invest such proceeds in the other investment options made available under the 401(k) ESOP. The initial participant diversification opportunity will take place 180 days after the date of our initial public offering following which the trustee will sell shares on behalf of diversifying participants in an orderly fashion. Therefore, no shares distributed in connection with 401(k) ESOP diversification elections will be available for sale prior to 180 days following the date of our initial public offering. Upon completion of our initial public offering, approximately 2,828,000, or 13.6%, of our shares are eligible for the initial diversification election under the 401(k) ESOP. There are approximately 2,800 401(k) ESOP participants that are eligible to diversify in the initial diversification opportunity, who have an average balance of less than 0.006% of our shares after our initial public offering, and none of whom hold more than 0.085% of our shares after our initial public offering.

Upon termination of employment or death, participants are entitled to receive distributions in equal annual installments over a period of five years of the shares of our common stock allocated to such participant’s account under the 401(k) ESOP and the Traditional ESOP. The 2019 annual distribution period for these ex-employees will occur no earlier than 180 days following the date of our initial public offering. Upon completion of our initial public offering, approximately 827,000, or 4.2%, of our shares are subject to such a distribution. There are approximately 780 ESOP participants that will receive shares of our common stock in the 2019 distribution, who will receive, on average, 0.004% of our shares after our initial public offering, and none of whom will receive in the 2019 distribution more than 0.119% of our shares after our initial public offering.

Following the time periods set forth above, the terms of the ESOPs may be amended to allow for more frequent sales of our common stock by participants or more frequent distributions to terminated participants.

While our officers and directors and the ESOP itself (subject to certain exceptions) are subject to lock-up agreements, other participants in the ESOP generally are not subject to lock-up agreements. Therefore, participants who fall into one of the three categories described above and who are not locked up will be eligible to sell all their shares in the market after the dates described above without restrictions. We cannot predict whether any participants will exercise their diversification elections or if they do as to how many shares. We cannot predict the effect, if any, that the sales of shares by the participants who make diversification elections or who receive shares following their termination of employment or death may have on the market price of our common stock. Sales of substantial amounts of our common stock by participants may cause the market price of our common stock to decline.

Immediately following our initial public offering, we had an aggregate of 53,306,516 shares of common stock authorized but unissued and not reserved for issuance under our Omnibus Incentive Plan or otherwise. We may issue all of these shares without any action or approval by our shareholders. The issuance of additional shares could be dilutive to existing holders.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We do not expect to declare any dividends in the foreseeable future.

The continued operation and growth of our business, including acquisitions and capital expenditures, will require substantial cash. Accordingly, we do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, any contractual restrictions, our indebtedness, restrictions imposed by applicable law and other factors our board of directors deems relevant. Consequently, investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Some provisions of Wisconsin law and our amended and restated articles of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

Our status as a Wisconsin corporation and the anti-takeover provisions of the Wisconsin Business Corporation Law, which we sometimes refer to as the WBCL, may discourage, delay or prevent a change in control even if a change in control would be beneficial to our shareholders by prohibiting us from engaging in a business combination with an interested shareholder for a period of three years after the person becomes an interested shareholder. We may engage in a business combination with an interested shareholder after the expiration of the three-year period with respect to that shareholder only if one or more of the following conditions is satisfied: (i) our board of directors approved the acquisition of the stock before the date on which the shareholder acquired the shares, (ii) the business combination is approved by a majority of our outstanding voting stock not beneficially owned by the interested shareholder or (iii) the consideration to be received by shareholders meets certain fair price requirements of the WBCL with respect to form and amount.

In addition, our amended and restated articles of incorporation and bylaws contain provisions that may make the acquisition of the company more difficult, including the following:

•

establishing a classified board of directors so that not all members of our board of directors are elected at one time, which could delay the ability of shareholders to change the membership of a majority of our board of directors;

•	authorizing undesignated preferred stock, the terms of which may be established and shares of which may be issued by our board of directors without shareholder approval;

•

requiring certain procedures to be satisfied in order for a shareholder to call a special meeting of shareholders, including requiring that we receive written demands for a special meeting from holders of 10% or more of all the votes entitled to be cast on any issue proposed to be considered;

•

requiring that a director may be removed from office only for “cause” and with the affirmative vote of shareholders holding at least 66 2/3% of the then outstanding shares of stock entitled to vote in the election of directors;

•	not providing for cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors; and

•	establishing advance notice procedures for shareholder proposals or the nomination of candidates for election as directors.

These provisions could have the effect of discouraging, delaying or preventing a transaction involving a change in control of the company. These provisions could also have the effect of discouraging proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing or prevent us from taking other corporate actions that you desire.

Risks Related to Being a Public Company

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.

As a public company, we are required to comply with various regulatory and reporting requirements, including those required by the United States Securities and Exchange Commission, or the SEC. Complying with these reporting and other regulatory requirements are time-consuming and result in increased costs to us and could have a negative effect on our business, financial condition and operating results.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which we sometimes refer to as the Exchange Act, and the requirements of the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we may need to commit significant resources, hire additional staff and provide additional management oversight. We are implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also requires us to commit additional management, operational and financial resources to identify new professionals to join the company and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and operating results.

We have identified material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As a public company, we will be required in future years to document and assess the effectiveness of our system of internal controls over financial reporting to satisfy the requirements of the Sarbanes-Oxley Act.

During the course of preparing for our initial public offering, we identified two material weaknesses in the design and operation of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The first material weakness relates to information technology general controls specific to segregation of duties, systems access and change management processes. The second material weakness relates to a lack of consistently documented accounting policies and procedures, a lack of controls over the preparation and review of journal entries and a limited number of personnel with a level of GAAP accounting knowledge commensurate with our financial reporting requirements, which, in the aggregate, constitute a material weakness.

We are currently evaluating a number of steps to enhance our internal control over financial reporting and address these material weaknesses, including: hiring of additional financial reporting personnel with technical accounting and financial reporting experience, enhancing our internal review procedures during the financial statement close process, and designing and implementing IT general computer controls; however, our current efforts to design and implement effective controls may not be sufficient to remediate the material weaknesses described above or prevent future material weaknesses or other deficiencies from occurring. Despite these actions, we may identify additional material weaknesses in our internal control over financial reporting in the future.

If we fail to effectively remediate these material weaknesses in our internal control over financial reporting, if we identify future material weaknesses in our internal control over financial reporting or if we are unable to comply with the demands that will be placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

Commencing with our Annual Report on Form 10-K for the year ending December 31, 2020, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes Oxley Act. We expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404. If we fail to implement the requirements of Section 404 in a timely manner, regulatory authorities such as the SEC or the Public Company Accounting Oversight Board, or the PCAOB, might subject us to sanctions or investigation. We cannot be certain that the actions we will be taking to improve our internal controls over financial reporting will be sufficient, or that we will be able to implement our planned processes and procedures in a timely manner.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that have not made this election.

For as long as we continue to be an emerging growth company, we also intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the last day of the year in which we have total annual gross revenue of $1.07 billion or more; (ii) the last day of the year following the fifth anniversary of the date of the closing of our initial public offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Our business and stock price may suffer as a result of our lack of public company operating experience.

The obligations of being a public company, including substantial public reporting, auditing and investor relations obligations, require significant additional expenditures, place additional demands on our management and require the hiring of additional personnel. These obligations increase our operating expenses and could divert our management’s attention from our operations. The Sarbanes-Oxley Act and the SEC rules and regulations implementing such Act, as well as various NYSE rules, required us to implement additional corporate governance practices and may require further changes. These rules and regulations increase our legal and financial compliance costs, and make some activities more difficult, time-consuming and/or costly. These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our board of directors and qualified members of our management team.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to purchases we made of shares of our common stock during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2019	—	$—	—	$—
May 1-31, 2019	—	—	—	—
June 1-30, 2019	105,397	$15.10	105,397	$2,408,338

Total	105,397		105,397

(1)

On June 12, 2019, our board of directors authorized the purchase of up to $4.0 million of shares of our common stock to be used to meet the Company’s required 2019 safe harbor funding obligation under the Company’s ESOP. This authorization expires on December 31, 2019.

Stock Dividend

In connection with our IPO, our board of directors declared a stock dividend of approximately 1,334.34 shares of authorized but unissued common stock on each share of common stock issued and outstanding at the close of business on May 7, 2019, payable immediately prior to the consummation of the IPO to holders of common stock of record at the close of business on May 7, 2019. Following the issuance of such stock dividend, the number of shares of our common stock then outstanding became, collectively, 13,443,484 shares of common stock.

Use of Proceeds from our Initial Public Offering of Common Stock

On May 8, 2019, our registration statement on Form S-1 (No. 333-230840), filed in connection with our IPO, was declared effective by the SEC and, on May 13, 2019, we closed our IPO by issuing 6,250,000 shares of our common stock at a public offering price of $17.00 per share. On May 20, 2019, the underwriters of our IPO partially exercised their over-allotment option (the Over-Allotment Option) to purchase an additional 152,209 shares of our common stock at the IPO price of $17.00 per share less the underwriting discount and commissions. The remaining unexercised portion of the Over-Allotment Option expired on June 12, 2019. Robert W. Baird & Co. Incorporated, Citigroup Global Markets Inc. and Jefferies LLC acted as the representatives of the several underwriters in our IPO.

Following the sale of the shares in connection with the May 13, 2019 closing, the closing of the partial exercise of the Over-Allotment Option on May 20, 2019, and the expiration of the Over-Allotment Option, the offering was terminated. We received aggregate net proceeds of $99.1 million, net of underwriting discounts and commissions of approximately $7.1 million and estimated offering expenses of approximately $2.7 million. We utilized approximately $25.0 million of our proceeds to repay all of our outstanding obligations under the Subordinated Credit Agreement along with a $0.8 million prepayment penalty, approximately $43.0 million to repay a portion of our Term Loan A and approximately $30.3 million to repay a portion of our Revolving Loan obligations under the Credit Agreement. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments made to participants in our long-term incentive plan.

There has been no material change in the planned use of the IPO proceeds as described in our final prospectus filed with the SEC on May 10, 2019, pursuant to Rule 424(b) of the Securities Act.

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

Mayville Engineering Company, Inc.

Date: August 9, 2019	By:	/s/ Robert D. Kamphuis
Robert D. Kamphuis
Chairman, President & Chief Executive Officer

	By:	/s/ Todd M. Butz
Todd M. Butz
Chief Financial Officer