Form 10-Q
period 2019-09-30
Mayville Engineering Company, Inc.
filed 2019-10-31
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 30, 2019, the registrant had 19,740,296 shares of common stock, no par value per share, outstanding.

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

Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Securities and Exchange Commission (the SEC) on August 9, 2019, as such may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q (including this report), and the following:

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
•

the possibility that the previous shareholders of Defiance Metal Products Co., which we acquired in December 2018, disagree with our calculations of whether the contingent consideration in such acquisition is payable and an arbitrator decides that some or all of such contingent consideration is payable; and

•

our ability to remediate the material weaknesses in internal control over financial reporting identified in preparing our financial statements included in our final prospectus, dated May 8, 2019 (the Prospectus), filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on May 10, 2019 (included as part of our Registration Statement on Form S-1, Registration No. 333-230840), and to subsequently maintain effective internal control over financial reporting.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands except shares)

(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$1	$3,089
Receivables, net of allowances for doubtful accounts of $540 as of September 30, 2019 and $801 as of December 31, 2018	62,565	52,298
Inventories, net	50,653	53,405
Tooling in progress	1,493	2,318
Prepaid expenses and other current assets	3,282	1,649
Total current assets	117,994	112,759
Property, plant and equipment, net	128,098	123,883
Goodwill	70,922	69,437
Intangible assets-net	74,850	82,879
Capital lease, net	3,267	1,953
Other long-term assets	4,976	814
Total	400,107	$391,725
LIABILITIES, TEMPORARY EQUITY, AND SHAREHOLDERS’ EQUITY
Accounts payable	$42,494	$45,992
Current portion of capital lease obligation	573	281
Current portion of long-term debt	83	8,606
Accrued liabilities:
Salaries, wages, and payroll taxes	8,136	7,548
Profit sharing and bonus	7,246	6,124
Other current liabilities	4,452	14,610
Total current liabilities	62,985	83,161
Bank revolving credit notes	87,000	59,629
Capital lease obligation, less current maturities	2,738	1,697
Other long-term debt, less current maturities	—	111,675
Deferred compensation and long-term incentive, less current portion	24,743	13,351
Deferred income taxes	20,324	19,123
Other long-term liabilities	100	100
Total liabilities	197,890	288,736
Commitments and contingencies (see Note 10)
Redeemable common shares, no par value, stated at redemption value of outstanding shares, 60,045,300 authorized, 38,623,806 shares issued at December 31, 2018	—	133,806
Retained earnings	—	26,842
Treasury shares at cost, 25,180,330 shares at December 31, 2018	—	(57,659)
Total temporary equity	—	102,989
Common shares, no par value, 75,000,000 authorized, 20,845,693 shares issued at September 30, 2019.	—	—
Additional paid-in-capital	182,336	—
Retained earnings	23,763	—
Treasury shares at cost, 1,105,397 shares at September 30, 2019	(3,882)	—
Total shareholders’ equity	202,217	—
Total	$400,107	$391,725

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

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands except shares and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$128,511	$84,338	$417,373	$263,095
Cost of sales	113,941	71,517	362,689	222,913
Amortization of intangibles	2,677	939	8,030	2,817
Profit sharing, bonuses, and deferred compensation	678	2,340	25,258	5,346
Employee Stock Ownership Plan expense	1,500	1,000	4,500	3,000
Other selling, general and administrative expenses	6,068	2,855	20,296	8,435
Contingent consideration revaluation	(9,598)	—	(6,054)	—
Income (loss) from operations	13,246	5,688	2,655	20,584
Interest expense	(987)	(846)	(5,811)	(2,606)
Loss on extinguishment of debt	—	—	(154)	(588)
Income (loss) before taxes	12,259	4,841	(3,310)	17,390
Income tax expense (benefit)	2,512	17	(231)	46
Net income (loss) and comprehensive income (loss)	$9,746	$4,824	$(3,079)	$17,344
Earnings (loss) per share
Net income (loss) available to shareholders	$9,746	$4,824	$(3,079)	$17,344
Basic and diluted earnings (loss) per share	$0.49	$0.36	$(0.18)	$1.24
Basic and diluted weighted average shares outstanding	19,740,296	13,453,285	16,684,337	14,042,200
Tax-adjusted pro forma information
Net income (loss) available to shareholders	$9,746	$4,824	$(3,079)	$17,344
Pro forma provision for income taxes	—	1,254	173	4,488
Pro forma net income (loss)	$9,746	$3,570	$(3,252)	$12,856
Pro forma basic and diluted earnings (loss) per share	$0.49	$0.27	$(0.19)	$0.92
Basic and diluted weighted average shares outstanding	19,740,296	13,453,285	16,684,337	14,042,200

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

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,079)	$17,344
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	24,652	14,865
Stock-based compensation expense	2,135	—
Costs recognized on step-up of acquired inventory	395	—
Contingent consideration revaluation	(6,054)	—
Gain on disposal of property, plant and equipment	(74)	(10)
Deferred compensation and long-term incentive	11,392	190
Loss (gain) on extinguishment or forgiveness of debt	(367)	558
Non-cash adjustments	1,786	2,401
Changes in operating assets and liabilities – net of effects of acquisition:
Accounts receivable	(9,524)	(4,234)
Inventories	3,700	(6,668)
Tooling in progress	826	615
Prepaids and other current assets	(1,633)	(897)
Accounts payable	(1,175)	1,544
Other long-term assets	(4,266)	—
Accrued liabilities, excluding long-term incentive	(2,290)	2,861
Net cash provided by operating activities	16,424	28,570
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(22,820)	(13,329)
Proceeds from sale of property, plant and equipment	76	10
Non cash adjustments	(1,656)	—
Acquisitions, net of cash acquired	(2,368)	—
Net cash used in investing activities	(26,768)	(13,319)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	367,364	180,061
Payments on bank revolving credit notes	(339,993)	(179,592)
Proceeds from issuance of other long-term debt	—	42,053
Repayments of other long-term debt	(119,963)	(45,226)
Deferred financing costs	—	(705)
Proceeds from IPO, net	101,763	—
Purchase of treasury stock	(1,592)	(11,833)
Payments on capital leases	(323)	—
Net cash provided by (used in) financing activities	7,256	(15,242)
Net increase (decrease) in cash and cash equivalents	(3,088)	8
Cash and cash equivalents at beginning of period	3,089	76
Cash and cash equivalents at end of period	$1	$84
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,288	$2,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(in thousands)

(unaudited)

	Shareholder’s Equity
	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Total
Balance as of December 31, 2018	$—	$—	$—	$—
Balance as of March 31, 2019	$—	$—	$—	$—
Transfer from Temporary Equity (see Note 16)	133,806	(57,659)	29,302	105,449
Net loss post IPO			(15,284)	(15,284)
Share issuance – IPO	101,763			101,763
Stock-based compensation	797			797
Share repurchases		(1,592)		(1,592)
Cancellation of Treasury Stock	(55,369)	55,369		—
Balance as of June 30, 2019	$180,998	$(3,881)	$14,017	$191,133
Net Income			9,746	9,746
Stock-based compensation	1,338			1,338
Balance as of September 30, 2019	$182,336	$(3,881)	$23,763	$202,217

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

On December 14, 2018, we acquired Defiance Metal Products Co., a leading U.S. based manufacturer of component parts for the heavy-and medium-duty commercial vehicles, construction, and agriculture and military markets.

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

In February 2016, the FASB issued ASU 2016-02, Leases, creating Topic 842, which requires lessees to record the assets and liabilities arising from all leases in the statement of financial position. Under ASU 2016-02, lessees will recognize a liability for lease payments and a right-of-use asset. When measuring assets and liabilities, a lessee should include amounts related to option terms, such as the option of extending or terminating the lease or purchasing the underlying asset, that are reasonably certain to be exercised. For leases with a term of 12 months or less, lessees are permitted to make an accounting policy election to not recognize lease assets and liabilities. This guidance retains the distinction between finance leases and operating leases and the classification criteria remains similar to existing guidance. For financing leases, a lessee will recognize the interest on a lease liability separate from amortization of the right-of-use asset. In addition, repayments of principal will be presented within financing activities, and interest payments will be presented within operating activities in the statement of cash flows. For operating leases, a lessee will recognize a single lease cost on a straight-line basis and classify all cash payments within operating activities in the statement of cash flows. For public companies, this guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For as long as the Company remains an EGC, the new guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on the consolidated financial statements.

A summary of the Company’s evaluation of other recent accounting pronouncements is included in the Company’s 2018 financial statements in the Prospectus.

Note 2. IPO

Our IPO of shares of our common stock was completed in May 2019. In connection with the offering, we initially sold 6,250,000 shares of common stock at $17 per share generating proceeds of $99,344, net of underwriting discounts and commissions. Additional shares were also sold under an option granted to the underwriters that same month, resulting in a sale of an additional 152,209 shares of common stock at $17 per share, generating additional proceeds of $2,419, net of underwriting discounts and commissions. In conjunction with the IPO, the Company issued a stock dividend specific to pre-IPO shares, of approximately 1,334.34-for-1, resulting in the conversion of 10,075 shares in our Employee Stock Ownership Plan to 13,443,484 shares.

IPO proceeds were used to pay down certain indebtedness.

Note 3. Acquisition

On December 14, 2018, the Company acquired Defiance Metal Products Co. (DMP), a full-service metal fabricator and contract manufacturer with two facilities in Defiance, OH, one in Heber Springs, AR, and one in Bedford, PA.

The Company acquired DMP for $117,068, net of cash received, plus contingent consideration of up to $10,000. The Company would pay DMP’s previous shareholders $7,500 if DMP generated $19,748 of earnings before interest expense, income taxes, depreciation and amortization (EBITDA) over the twelve-month period ended September 30, 2019. In addition, the Company would pay one dollar for each additional dollar of EBITDA in excess of $19,748 generated over this period; however, in no event shall the total payment exceed $10,000. Based on our calculations as of September 30, 2019, DMP’s EBITDA for the earnout period fell short of the $19,748 contingent consideration threshold; however, we have not received notification of agreement with the calculation from DMP’s previous shareholders.

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

The preliminary estimated fair values of assets acquired, and liabilities assumed are as follows:

Preliminary Opening Balance Sheet Allocation
Cash consideration at acquisition date, net of cash received	$114,700
Cash consideration for net working capital adjustment	2,368
Contingent consideration fair value as of acquisition date	6,076
Total purchase price	$123,144
Accounts receivable, net	$27,373
Tooling in progress	1,318
Inventory, net	13,237
Property, plant and equipment, net	30,053
Other assets, net of cash	416
Intangible assets
Trade name	14,780
Customer relationships	44,550
Non-compete	8,800
Goodwill	30,720
Total assets acquired	171,247
Deferred income taxes	20,221
Other liabilities	27,882
Net assets acquired	$123,144

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

The Company also estimated and recorded the fair value of the contingent consideration payable to be $6,076 as of the acquisition date. The Company remeasured this liability utilizing a Monte Carlo valuation model through the conclusion of the earnout period, September 30, 2019, with the change in value resulting in income or expense and reflected in the Contingent Consideration Revaluation line item on the Condensed Consolidated Statement of Comprehensive Income (Loss). The primary inputs utilized in the Monte Carlo valuation model include actual and projected EBITDA along with a discount rate. Contingent consideration payable was revalued to $0, $9,598, $6,924 and $6,054 as of September 30, 2019, June 30, 2019, March 31, 2019 and December 31, 2018, respectively. The change between these balances resulted in (income)/expense of ($9,598), $2,674, $869, and ($21) for the three months ended September 30, 2019, June 30, 2019, March 31, 2019, and the year ended December 31, 2018, respectively.

Based on our calculations as of September 30, 2019, DMP’s EBITDA fell short of the $19,748 contingent consideration threshold. As a result, and in accordance with GAAP, the contingent consideration balance of $9,598 was reduced to zero and reflected as income in the Contingent Consideration Revaluation line item on the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2019. We have communicated the results of our DMP EBITDA calculation to DMP’s previous shareholders; however, we have not received notification of agreement with the calculation. If they disagree with our calculation, the matter will be subject to arbitration per the stock purchase agreement.

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

As of September 30, 2019, the Company has adjusted the fair value on the opening balance sheet by increasing deferred income taxes by $1,097, increasing inventory by $1,508 and increasing accounts receivable by $473. In addition, the Company finalized the net working capital adjustment during the three month period ended June 30, 2019, resulting in an additional payout of $2,368 by the Company to the seller, bringing the Company’s acquisition of DMP to $117,068 in total cash paid, net of cash acquired. The offsetting entries of these adjustments was to goodwill.

The DMP acquired entities accounted for $51,769 and $155,503 of net sales and $11,299 and $11,531 of net income for the three and nine months ended September 30, 2019, respectively. These net income amounts include the contingent consideration fair value adjustments previously discussed.

Pro Forma Financial Information (Unaudited): In accordance with Accounting Standards Codification 805, the following unaudited pro forma combined results of operations have been prepared and presented to give effect to the DMP acquisition as if it had occurred on January 1, 2018, the beginning of the comparable period, applying certain assumptions and proforma adjustments. These proforma adjustments primarily relate to the depreciation expense on stepped-up fixed assets, amortization of identifiable intangible assets, costs of goods sold expense on the sale of stepped inventory, interest expense related to additional debt needed to fund the acquisition, and the tax impact of these adjustments. The unaudited pro forma consolidated results are provided for illustrative purposes only and are not indicative of the Company’s actual consolidated results of operations or consolidated financial position.

 The unaudited pro forma results of operations do not reflect any operating efficiencies or potential cost savings which may result from the acquisition.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net sales	$130,086	$395,866
Net income	4,051	14,186

Note 4. Select balance sheet data

Inventory

Inventories as of September 30, 2019 and December 31, 2018 consist of:

	September 30, 2019	December 31, 2018
Finished goods and purchased parts	$31,615	$32,589
Raw materials	11,983	12,329
Work-in-process	7,055	8,487
Total	$50,653	$53,405

The change in inventory from $53,405 as of December 31, 2018 to $50,653 as of September 30, 2019 includes a $395 reduction related to the amortization of the DMP inventory fair value step-up. The DMP inventory fair value step-up was fully amortized as of March 31, 2019.

Property, plant and equipment

Property, plant and equipment as of September 30, 2019 and December 31, 2018 consist of:

	Useful Lives Years*	September 30, 2019	December 31, 2018
Land	Indefinite	$1,264	$1,264
Land improvements	15-39	3,051	3,169
Building and building improvements	15-39	57,021	55,269
Machinery, equipment and tooling	3-10	198,068	182,045
Vehicles	5	3,704	3,613
Office furniture and fixtures	3-7	15,177	14,253
Construction in progress	N/A	8,327	6,786
Total property, plant and equipment, gross		286,612	266,399
Less accumulated depreciation		158,514	142,516
Total property, plant and equipment, net		$128,098	$123,883

Goodwill

Changes in goodwill between December 31, 2018 and September 30, 2019 consist of:

Balance as of December 31, 2018	$69,437
DMP purchase accounting adjustments, net	(883)
DMP net working capital true-up	2,368
Impairment	—
Balance as of September 30, 2019	$70,922

 Intangible Assets

The following is a listing of intangible assets, the useful lives in years (amortization period) and accumulated amortization as of September 30, 2019 and December 31, 2018:

	Useful Lives Years	September 30, 2019	December 31, 2018
Amortizable intangible assets:
Customer relationships and contracts	9-12	$78,340	$78,340
Trade name	10	14,780	14,780
Non-compete agreements	5	8,800	8,800
Patents	19	24	24
Accumulated amortization		(30,905)	(22,876)
Total amortizable intangible assets, net		71,039	79,068
Non-amortizable brand name		3,811	3,811
Total intangible assets, net		$74,850	$82,879

Non-amortizable brand name is tested annually for impairment.

Changes in intangible assets between December 31, 2018 and September 30, 2019 consist of:

Balance as of December 31, 2018	$82,879
Amortization expense	(8,029)
Balance as of September 30, 2019	$74,850

Amortization expense was $2,677 and $939 for the three months ended September 30, 2019 and 2018, respectively, and $8,029 and $2,817 for the nine months ended September 30, 2019 and 2018, respectively.

Note 5. Bank revolving credit notes

On September 26, 2019, we entered into an amended and restated credit agreement (A&R Credit Agreement) with certain lenders and Wells Fargo Bank, National Association, as administrative agent (the Agent). The A&R Credit Agreement provides for $200 million revolving credit facility (the Revolving Loan), with a letter of credit sub-facility in an aggregate amount not to exceed $5.0 million, and a swingline facility in an aggregate amount of $20.0 million. The A&R Credit Agreement also provides for an additional $100.0 million of capacity through an accordion feature. All amounts borrowed under the A&R Credit Agreement mature on September 26, 2024.

Prior to September 26, 2019, the Company maintained a credit agreement providing for $90 million borrowing capacity through a revolving credit note. Interest is payable monthly at the adjusted London Interbank Offered Rate (LIBOR) plus an applicable margin based on the current funded indebtedness to adjusted EBITDA ratio. The interest rate was 3.56% and 4.69% as of September 30, 2019 and December 31, 2018, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.20% as of September 30, 2019 and December 31, 2018.

The Company was in compliance with all financial covenants of its credit agreements as of September 30, 2019 and December 31, 2018. The amount borrowed on the revolving credit notes was $87,000 and $59,629 as of September 30, 2019 and December 31, 2018, respectively.

Note 6. Other long-term debt

Prior to September 26, 2019, the Company maintained a facility financing package with borrowings of $95,000 and a maturity date of December 14, 2023 and a strategic capital loan with borrowings of $25,000 and a maturity date of June 14, 2024. As of September 26, 2019, all long-term debt was paid off in connection with entering into the Amended and Restated Credit Agreement.

Government loan balances include forgiveness clauses based upon capital spending and headcount increases at the noted manufacturing locations.

As previously disclosed, the Company completed its IPO in May 2019. Proceeds from the IPO were used to pay down debt including $43,000 pay down of the prior Term A loan and $25,000 pay-off of the prior strategic capital loan.

In June 2019, the Company received written notification that the $521 balance remaining of the Smyth County, Virginia loan was forgiven. Due to the nature of the requirements to obtain forgiveness, the gain associated with the forgiveness is reflected in cost of sales on the Condensed Consolidated Statement of Comprehensive Income (Loss).

On September 26, 2019, the Company entered into the Amended and Restated Credit Agreement resulting in the payoff of the real estate term loan and the Term A loan through the new revolving credit facility.

Other long-term debt as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019		December 31, 2018
	Interest Rate	Balance	Interest Rate	Balance
Term A loans – 2018 financing package	N/A	$—	4.69%	$69,000
Real estate term loan – 2018 financing package	N/A	—	4.69%	26,000
Strategic capital loan	N/A	—	11.78%	25,000
Wisconsin Economic Development Corporate (Neillsville)	2.00%	83	2.00%	406
Smyth County, Virginia	N/A	—	0.00%	700
Total principal outstanding		83		121,106
Less: Unamortized debt issuance costs		—		(825)
Less: Current maturities		(83)		(8,606)
Long-term debt, less current maturities, net		$—		$111,675

The Company was in compliance with all financial covenants of its long-term debt agreements as of September 30, 2019.

Note 7. Capital lease obligation

Capital leases consist of equipment with a capitalized cost of $3,707 and accumulated depreciation of $440 at September 30, 2019. Depreciation of $196 and $342 was recognized on the capital lease assets during the three and nine months ended September 30, 2019, respectively. Capitalized costs of $2,051 and accumulated depreciation of $24 was recognized for the three- and nine-month periods ended September 30, 2018 respectively. Future minimum lease payments required under the lease are as follows:

Year ending December 31,
2019 (remainder)	$178
2020	712
2021	712
2022	712
2023	712
Thereafter	702
Total	3,728
Less payment amount allocated to interest	417
Present value of capital lease obligation	$3,311
Current portion of capital lease obligation	573
Long-term portion of capital lease obligation	2,738
Total capital lease obligation	$3,311

Note 8. Employee stock ownership plan

Under the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (the ESOP), the Company makes annual contributions to the trust for the benefit of eligible employees in the form of cash or shares of the Company. The annual contribution is discretionary except that it must be at least 3% of the compensation for all safe harbor participants for the plan year. For the three months ended September 30, 2019 and 2018, the Company’s ESOP expense amounted to $1,500 and $1,000, respectively. For the nine months ended September 30, 2019 and 2018, the Company’s ESOP expense amounted to $4,500 and $3,000, respectively.

At various times following death, disability, retirement or termination of employment, an ESOP participant is entitled to receive their ESOP account balance in accordance with various distribution methods as permitted under the policies adopted by the ESOP. Historically, all distributions have been paid to participants in cash, but that will not be the case following the Company’s May 2019 IPO.

 During the three- and nine-month periods ended September 30, 2019 the ESOP did not acquire any shares from withdrawing participants.

As of September 30, 2019, and December 31, 2018, the ESOP shares consisted of 13,443,484 in allocated shares after giving effect to the issuance of a stock dividend of approximately 1,334.34-for-1 related to the Company’s May 2019 IPO. Prior to its IPO, the Company was obligated to repurchase shares in the trust that were not distributed to ESOP participants as determined by the ESOP trustees, and thus the shares were mandatorily redeemable. Based on the mandatory redemption of these shares, they represented temporary equity on the consolidated balance sheets for periods prior to the IPO. The total estimated fair value of all allocated shares subject to this repurchase obligation approximated $133,806 as of December 31, 2018. The estimated fair value as of December 31, 2018 was based on the most recent available appraisals of the common stock which was approximately $9.95 per share after giving effect to the issuance of a stock dividend of approximately 1,334.34-for-1 related to the Company’s May 2019 IPO. Subsequent to the IPO, ESOP shares are sold in the public market.

Note 9. Income taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company will refine its estimate based on facts and circumstances by each tax jurisdiction.

Income tax expense (benefit) was estimated at $2,512 and ($231), and the effective tax rate (ETR) from continuing operations was 19.60% and 3.50% for the three and nine months ended September 30, 2019, respectively. The following items caused the quarterly ETR to be significantly different from our expected annual ETR at statutory tax rates:

•

For the three and nine months ended September 30, 2019, we recorded a discrete tax expense of approximately $0 and $84, respectively, as a result of a greater state tax expense than was originally estimated in our tax provision for our year ended December 31, 2018. This decreased the effective tax rate by 0.00% and 1.27% for the three and nine months ended September 30, 2019, respectively.

•

For the three and nine months ended September 30, 2019, we recorded a discrete tax benefit of approximately $0 and $784, respectively, as a result of establishing an opening deferred tax asset upon MEC’s conversion from an S Corporation to a C Corporation on May 9, 2019. This increased the effective tax rate by 0.00% and 11.9% for the three and nine months ended September 30, 2019, respectively.

•

For the three and nine months ended September 30, 2019, we recorded a discrete tax expense of approximately $0 and $1,800, respectively as a result of estimated non-deductible executive compensation in excess of the $1,000 per individual limitation under Section 162(m) of the Internal Revenue Code. This decreased the effective tax rate by 0.00% and 27.76% for three and nine months ended September 30, 2019, respectively.

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

Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2019.

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

The Company’s policy for recording interest and penalties associated with potential income tax audits is to record such expense as a component of income tax expense. There were no amounts for penalties or interest recorded as of September 30, 2019. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its positions.

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

For the period subsequent to the IPO, deferrals are invested in an investment vehicle based on the options made available to the participant (which does not include Company stock).

The deferred compensation plan provides benefits payable upon separation of service or death. Payments are to be made 30 days after date of separation from service, either in a lump-sum payment or up to five annual installments as elected by the participant when the participant first elects to defer compensation.

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the three months ended September 30, 2019 and 2018, eligible employees elected to defer compensation of $10 and $16, respectively. During the nine months ended September 30, 2019 and 2018, eligible employees elected to defer compensation of $1,064 and $837, respectively. As of September 30, 2019, and December 31, 2018, the total amount accrued for all benefit years under this plan was $24,743 and $13,351, respectively, which is included within the deferred compensation and long-term incentive on the Condensed Consolidated Balance Sheets. These amounts include the initial deferral of compensation as adjusted for (a) subsequent changes in the share value of the Company stock pursuant to the IPO or (b) following the IPO in the investment options chosen by the participants. Total expense for the deferred compensation plan for the three months ended September 30, 2019 and 2018 amounted to $141 and $16, respectively. Total expense for the deferred compensation plan for the nine months ended September 30, 2019 and 2018 amounted to $10,405 and $310. These expenses are included in profit sharing, bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

The LTIP was non-funded and each participant in the plan was considered a general unsecured creditor of the Company and each agreement constituted a promise by the Company to make benefit payments if the future conditions were met, or if discretion is exercised in favor of a benefit payment.

The qualifying conditions for each award granted under the plan included a minimum increase in the aggregate fair value of the Company of 12% during the three-year performance period and the eligible participants must have been employed by the Company on the date of the cash payment or have retired after attaining age 65, died or become disabled during the period from the beginning of the performance period to the date of payment. If the qualifying conditions were not attained, discretionary payments were made, up to a maximum amount specified in each award agreement. Discretionary payments were determined by the Compensation Committee of the Board of Directors (for payment to the Chief Executive Officer of the Company) and by the Chief Executive Officer (for payments to other participants in the plan).

If a participant was not employed throughout the performance period due to retirement, death or disability, their maximum benefit was prorated based on the number of days employed by the Company during the performance periods.

The LTIP was terminated in May 2019 in conjunction with the IPO, resulting in a total payout of $10,483. The total amount accrued for all grant years under this plan was $1,846 at December 31, 2018. This amount is included within profit sharing and bonus on the Condensed Consolidated Balance Sheets. Total expense for the long-term incentive plan for the three months ended 2018 amounted to $969. Total expense for the long-term incentive plan for the nine months ended September 30, 2019 and 2018 amounted to $10,000 and $1,191, respectively. These expenses are included in profit sharing, bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income (Loss).

Note 13. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees, and estimated unpaid claims. The Company purchases reinsurance to limit the annual risk associated with their multiple medical plans. Under one plan, the Company purchases reinsurance to limit the annual risk per participant to $225 with no aggregate stop loss. Under another plan, the Company purchases reinsurance to limit the annual risk per participant to $200 and to limit the annual aggregate risk related to this contract which was approximately $4,709 and $4,393 for the three months ended September 30, 2019 and 2018, respectively and $14,875 and $14,775 for the nine months ended September 30, 2019 and 2018, respectively. An estimated accrued liability of approximately $1,349 and $1,730 was recorded as of September 30, 2019 and December 31, 2018, respectively, for estimated unpaid claims and is included within other current liabilities on the Condensed Consolidated Balance Sheets.

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

The Company does not earn revenues or have long-lived asset located in foreign countries. In accordance with the enterprise-wide disclosure requirements of ASC 280, the Company’s net sales from external customers by main product lines are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Outdoor sports	$1,869	$1,657	$5,839	$5,338
Fabrication	84,814	34,311	267,516	107,505
Performance structures	18,010	19,737	57,086	64,040
Tube	16,484	19,603	57,196	60,179
Tank	8,747	9,809	33,452	28,900
Total	129,923	85,117	421,089	265,963
Intercompany sales elimination	(1,412)	(779)	(3,716)	(2,868)
Total, net sales	$128,511	$84,338	$417,373	$263,095

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

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

		Fair Value Measurements at Report Date Using
	Balance at September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Deferred compensation	$24,743	$—	$—	$24,743
Contingent consideration payable	—	—	—	—
Total	$24,743	$—	$—	$24,743

		Fair Value Measurements at Report Date Using
	Balance at December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Deferred compensation	$13,351	$—	$—	$13,351
Contingent consideration payable	6,054	—	—	6,054
Total	$19,405	$—	$—	$19,405

Changes in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) between December 31, 2018 and September 30, 2019 consist of:

Balance as of December 31, 2018	$19,405
Contingent consideration revaluation	(6,054)
Deferred compensation contributions	1,063
Deferred compensation fair value adjustment	10,404
Payments	(75)
Balance as of September 30, 2019	$24,743

Fair value measurements for the Company’s cash and cash equivalents are classified based upon Level 1 measurements because such measurements are based upon quoted market prices in active markets for identical assets.

Accounts receivable, accounts payable, long-term debt and accrued liabilities are recorded in the financial statements at cost and approximate fair value.

Deferred compensation liabilities are recorded at amounts due to participants at the time of deferral. Prior to the IPO, deferrals were deemed to have been invested in the Company stock at a price equal to the share value on the deferral date. Considered Level 3 on the fair value hierarchy, the Company computed the fair value of its stock through the utilization of an independent third-party valuation specialist. For the period subsequent to the IPO, deferrals are invested in an investment vehicle based on the options made available to the participant. The change in fair value is recorded in deferred compensation and long-term incentive liabilities on the Condensed Consolidated Balance Sheets and deferred compensation expense on the Condensed Consolidated Statements of Comprehensive Income (Loss).

On December 14, 2018, the Company acquired DMP for $117,100, net of cash received plus contingent consideration of up to $10,000. The Company would pay DMP’s previous shareholders an additional $7,500 if DMP generated $19,748 of EBITDA over the twelve-month period ended September 30, 2019. In addition, the Company would pay one dollar for each additional dollar of EBITDA in excess of $19,748 generated over this period; however, in no event shall the total payment exceed $10,000. The Company estimated and recorded the fair value of the contingent consideration payable of $6,076 as of the acquisition date. The Company remeasured this liability through the conclusion of the earnout period, September 30, 2019, with the change in value resulting in income or expense reflected in the Contingent Consideration Revaluation line item on the Condensed Consolidated Statement of Comprehensive Income (Loss). Contingent consideration payable was revalued to $0, $9,598, $6,924 and $6,054 as of September 30, 2019, June 30, 2019, March 31, 2019 and December 31, 2018, respectively. The change between these balances resulted in a (income)/expense of ($9,598), $2,674, $869, and ($21) for the three months ended September 30, 2019, June 30, 2019, March 31, 2019, and the year ended December 31, 2018, respectively.

Based on our calculations as of September 30, 2019, DMP’s EBITDA fell short of the $19,748 contingent consideration threshold. As a result, and in accordance with GAAP, the contingent consideration balance of $9,598 was reduced to zero and reflected as income in the Contingent Consideration line item on the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2019. We have communicated the results of our DMP EBITDA calculation to DMP’s previous shareholders; however, we have not received notification of agreement with the calculation. If they disagree with our calculation, the matter will be subject to arbitration.

The Company does not have any financial assets or liabilities at the Level 2 fair value hierarchy.

The Company’s non-financial assets such as intangible assets and property, plant, and equipment are re-measured at fair value when there is an indication of impairment and adjusted only when an impairment charge is recognized.

Note 16 – Temporary Equity

Prior to our IPO in May 2019, our common stock was considered redeemable under GAAP because of certain repurchase obligations related to the ESOP. As a result, all common shares were recorded as temporary equity (redeemable common shares) on the consolidated balance sheets at their redemption value as of the respective balance sheet dates. Retained earnings on the consolidated balance sheet was adjusted for the changes during the period in the current redemption value of redeemable common shares.

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

The following table shows all changes to temporary equity during the nine months ended September 30, 2019, excluding net income for the period of April 1, 2019 through the date of the IPO.

	Temporary Equity
	Redeemable Common Shares	Treasury Shares	Retained Earnings
Balance as of January 1, 2018	$125,042	$(49,826)	$17,671
Net Income			4,430
Balance as of March 31, 2018	125,042	(49,826)	22,101
Net Income			8,091
Purchase of treasury shares		(753)
Balance as of June 30, 2018	125,042	(50,579)	30,192
Net Income			4,824
Purchase of treasury shares		(11,080)
Balance as of September 30, 2018	$125,042	$(61,659)	$35,016

	Temporary Equity
	Redeemable Common Shares	Treasury Shares	Retained Earnings
Balance as of January 1, 2019	$133,806	$(57,659)	$26,842
Net Income	—	—	2,459
Balance as of March 31, 2019	133,806	(57,659)	29,301
Net income pre IPO			397
Transfer from temporary equity to common equity	(133,806)	57,659	(29,698)
Balance as of June 30, 2019	—	—	—
Net Income	—	—	—
Balance as of September 30, 2019	$—	$—	$—

Note 17 – Common Equity

On May 13, 2019 the Company issued a stock dividend specific to pre-IPO shares, of approximately 1,334.34-for-1. The share dividend was accounted for as a 1,334.34-for-1 stock split and is retroactively reflected in these consolidated financial statements. All share redemption provisions mentioned in Note 16, Temporary Equity, were removed effective with the IPO. Therefore, common shares were reclassified from temporary equity to permanent equity as of May 2019.

As disclosed in Note 2, IPO, our IPO of common stock was effective in May 2019. In connection with the offering, we sold a total of 6,402,209 shares of additional shares of common stock.

On June 28, 2019, the Company cancelled 24,180,421 shares of common stock held in the Company’s treasury and returned those shares to the status of authorized but unissued shares of common stock.

Note 18 – Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales and net trade receivables:

	Net Sales				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		As of	As of
	2019	2018	2019	2018	September 30, 2019	December 31, 2018
Customer
A	13.6%	25.3%	15.4%	23.9%	10.5%	<10%
B	12.4%	20.4%	13.8%	19.9%	<10%	<10%
C	10.1%	16.9%	<10%	17.8%	<10%	<10%
D	<10%	<10%	<10%	<10%	<10%	12.6%
E	13.9%	19.8%	12.7%	<10%	<10%	<10%
F	<10%	15.4%	<10%	<10%	14.4%	<10%

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

The Company recognized $1,338 and $2,135 of stock-based compensation expense for the three- and nine months ended September 30, 2019, respectively.

Note 20 – Subsequent events

On October 28, 2019, the Company’s Board of Directors approved an increase in the Company’s share repurchase program from $4 million to $25 million through 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in the understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth in “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and “Cautionary Statement Regarding Forward-Looking Statements” above. This discussion should be read in conjunction with our audited consolidated financial statements included in the Company’s Prospectus. In this discussion, we use certain non-GAAP financial measures. Explanation of these non-GAAP financial measures and reconciliation to the most directly comparable GAAP financial measures are included in this Management Discussion and Analysis of Financial Condition and Results of Operations. Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.

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

On December 14, 2018, we acquired DMP, a leading U.S. based manufacturer of component parts for the heavy-and medium-duty commercial vehicles, construction, and agriculture and military markets. See Note 3 – Acquisition, in the Notes to the Condensed Consolidated Financial Statements for more specifics.

In May 2019, we completed our IPO. In conjunction with the IPO, the Company’s legacy business converted from an S corporation to a C corporation. As a result, the consolidated business is subject to paying federal and state corporate income taxes on its taxable income from May 9, 2019 forward.

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

Adjusted EBITDA represents EBITDA before transaction fees incurred in connection with the DMP acquisition and the IPO, the loss on debt extinguishment relating to our December 2018 credit agreement, non-cash purchase accounting charges including costs recognized on the step-up of acquired inventory and contingent consideration fair value adjustments, and one-time increases in deferred compensation and long term incentive plan expenses related to the IPO. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA and Adjusted EBITDA Margin as management uses these measures as key performance indicators, and we believe they are measures frequently used by securities analysts, investors and other parties to evaluate companies in our industry. These measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income (loss)	$9,746	$4,824	$(3,079)	$17,344
Interest expense	987	$846	5,811	2,606
Provision (benefit) for income taxes	2,512	$17	(231)	46
Depreciation and amortization	8,297	$4,962	24,652	14,865
EBITDA	21,543	10,650	27,153	34,861
Loss on the extinguishment of debt	—	—	154	588
Costs recognized on step-up of acquired inventory	—	—	395	—
Contingent consideration revaluation	(9,598)	—	(6,054)	—
Deferred compensation expense specific to IPO	—	—	10,159	—
Long term incentive plan expense specific to IPO	—	—	9,921	—
Other IPO and DMP acquisition related expenses	1,625	—	6,434	—
Adjusted EBITDA	$13,570	$10,650	$48,161	$35,449
Net sales	$128,511	$84,338	$417,373	$263,095
EBITDA Margin	16.8%	12.6%	6.5%	13.3%
Adjusted EBITDA Margin	10.6%	12.6%	11.5%	13.5%

Consolidated Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	Three Months Ended September 30,
	2019		2018		Increase (Decrease)
(in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount Change	% Change
Net sales	$128,511	100.0%	$84,338	100.0%	$44,173	52.4%
Cost of sales	113,941	88.7%	71,517	84.8%	42,424	59.3%
Manufacturing margins	14,570	11.3%	12,821	15.2%	1,749	13.6%
Amortization of intangibles	2,677	2.1%	939	1.1%	1,738	185.1%
Profit sharing, bonuses and deferred compensation	678	0.5%	2,340	2.8%	(1,662)	-71.0%
Employee stock ownership plan expense	1,500	1.2%	1,000	1.2%	500	50.0%
Other selling, general and administrative expenses	6,068	4.7%	2,855	3.4%	3,213	112.6%
Contingent consideration revaluation	(9,598)	-7.5%	—	0.0%	(9,598)	N/A
Income (loss) from operations	13,246	10.3%	5,688	6.7%	7,558	132.9%
Interest expense	(987)	0.8%	(846)	1.0%	140	16.6%
Loss on the extinguishment of debt	—	0.0%	—	0.0%	—	0.0%
Provision (benefit) for income taxes	2,512	2.0%	17	0.0%	2,495	14,339.6%
Net income and comprehensive income	$9,746	7.6%	$4,824	5.7%	$4,923	102.0%
EBITDA	$21,543	16.8%	$10,650	12.6%	$10,893	102.3%
Adjusted EBITDA	$13,570	10.6%	$10,650	12.6%	$2,920	27.4%

Net Sales. Net sales were $128,511 for the three months ended September 30, 2019 as compared to $84,338 for the three months ended September 30, 2018. The DMP acquisition accounted for $51,769 of net sales for the quarter. Both the legacy MEC business and DMP were impacted by recent declines in market demand, particularly in the agricultural, construction and medium duty truck markets. The demand changes stem from customer decisions to delay and/or curtail near-term production schedules, reduce dealer inventory levels, and ongoing labor issues in the heavy and medium duty truck markets.

Manufacturing Margins. Manufacturing margins were $14,570 for the three months ended September 30, 2019 as compared to $12,821 for the three months ended September 30, 2018, an increase of $1,749, or 13.6%. The acquisition of DMP account for $5,825 of manufacturing margin during the quarter. Manufacturing margins for both the legacy MEC and DMP businesses were impacted by the aforementioned declines in market demand.

Amortization of Intangibles Expense. Amortization of intangibles expense was $2,677 for the three months ended September 30, 2019 as compared to $939 for the three months ended September 30, 2018. The increase of $1,738, or 185.1%, was solely due to the amortization expense associated with the identifiable intangible assets from the DMP acquisition. Please see Note 3 – Acquisition, of the Condensed Consolidated Financial Statements for more information related to these identifiable intangible assets.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit sharing, bonuses, and deferred compensation expenses were $678 for the three months ended September 30, 2019 as compared to $2,340 for the three months ended September 30, 2018. The decrease of $1,662 was primarily driven by year-to-date adjustments to incentive compensation programs related to performance.

Employee Stock Ownership Plan Expense. Employee stock ownership plan expense was $1,500 for the three months ended September 30, 2019 as compared to $1,000 for the three months ended September 30, 2018. The increase of $500, or 50.0%, was primarily due to the addition of plan participants as a result of the DMP acquisition.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $6,068  for the three months ended September 30, 2019 as compared to $2,855 for the three months ended September 30, 2018. The increase of $3,213, or 112.6%, was driven by $1,625 of one-time expenses related to the IPO, expenses from the DMP acquired business, plus additional costs associated with being a publicly traded company.

Contingent Consideration Revaluation. The DMP purchase agreement provides for a payout to the previous shareholders of DMP of $7,500, but not more than $10,000 if a certain level of EBITDA was generated during the twelve-month period ended September 30, 2019. In accordance with GAAP, we estimated the fair value of the contingent consideration payable balance as of the acquisition date. We then remeasured the fair value each quarter with the change recorded as income or expense. Based on our calculations in accordance with the purchase agreement, DMP’s EBITDA fell slightly short of the payout threshold and as a result, the contingent consideration payable balance of $9,598 was adjusted to zero, resulting in income of this amount during the quarter.

Interest Expense. Interest expense was $987 for the three months ended September 30, 2019 as compared to $846 for the three months ended September 30, 2018 The increase of $140, or 16.6%, is due to additional debt used to fund the DMP acquisition offset by the substantial paydown of debt with the IPO proceeds in the second quarter of 2019.

Provision (Benefit) for Income Taxes. Income tax expenses were $2,512 for the three months ended September 30, 2019 as compared to $17 for the three months ended September 30, 2018. The current period expense is the result of the Company’s legacy business converting to a C Corporation in May 2019. Prior to the Company’s IPO, the Company’s legacy business was an S Corporation, where substantially all taxes were passed to the shareholders and the Company did not pay federal or state corporate income taxes on its taxable income. The DMP entities have been taxable under the provisions of the Internal Revenue Code and certain state statutes since being acquired. The consolidated business is subject to paying federal and state corporate income taxes on its taxable income from May 9, 2019 forward.

Net Income and Comprehensive Income. Net income and comprehensive income was $9,746 for the three months ended September 30, 2019 as compared to net income and comprehensive income of $4,824 for the three months ended September 30, 2018. The increase of $4,923 was due to the previously discussed items, most notably the $9,598 gain recorded from the contingent consideration payable fair value adjustment.

EBITDA and EBITDA Margin. EBITDA and EBITDA Margin percent were $21,543 and 16.8%, respectively, for the three months ended September 30, 2019 as compared to $10,650 and 12.6%, respectively, for the three months ended September 30, 2018. The $10,893 increase in EBITDA was primarily due to the $9,598 revaluation for the contingent consideration fair value adjustment and the addition of DMP.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin percent were $13,570 and 10.6%, respectively, for the three months ended September 30, 2019, as compared to $10,650 and 12.6%, respectively, for the three months ended September 30, 2018. The increase in Adjusted EBITDA of $2,920 was primarily driven by our recent acquisition of DMP, while the decrease in Adjusted EBITDA Margin percent was driven by the aforementioned recent declines in market demand.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
	2019		2018		Increase (Decrease)
(in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount Change	% Change
Net sales	$417,373	100.0%	$263,095	100.0%	$154,279	58.6%
Cost of sales	362,689	86.9%	222,913	84.7%	139,776	62.7%
Manufacturing margins	54,684	13.1%	40,181	15.3%	14,503	36.1%
Amortization of intangibles	8,030	1.9%	2,817	1.1%	5,213	185.1%
Profit sharing, bonuses and deferred compensation	25,258	6.1%	5,346	2.0%	19,913	372.5%
Employee stock ownership plan expense	4,500	1.1%	3,000	1.1%	1,500	50.0%
Other selling, general and administrative expenses	20,296	4.9%	8,435	3.2%	11,861	140.6%
Contingent consideration revaluation	(6,054)	-1.5%	—	0.0%	(6,054)	N/A
Income (loss) from operations	2,655	0.6%	20,584	7.8%	(17,930)	-87.1%
Interest expense	(5,811)	1.4%	(2,606)	1.0%	3,205	123.0%
Loss on extinguishment of debt	(154)	0.0%	(588)	0.2%	(434)	-73.8%
Provision (benefit) for income taxes	(231)	-0.1%	46	0.0%	(277)	-603.2%
Net income (loss) and comprehensive income (loss)	$(3,079)	-0.7%	$17,344	6.6%	$(20,424)	-117.8%
EBITDA	$27,153	6.5%	$34,861	13.3%	$(7,709)	-22.1%
Adjusted EBITDA	$48,161	11.5%	$35,449	13.5%	$12,712	35.9%

Net Sales. Net sales were $417,373 for the nine months ended September 30, 2019 as compared to $263,095 for the nine months ended September 30, 2018 for an increase of $154,279, or 58.6%. The acquired DMP business contributed $155,504 of the change.

Manufacturing Margins. Manufacturing margins were $54,684 for the nine months ended September 30, 2019 as compared to $40,181 for the nine months ended September 30, 2018, an increase of $14,503, or 36.1%.  The acquired DMP business contributed $18,636 of the change. Manufacturing margin percentage was 13.1% for the nine months ended September 30, 2019 as compared to

15.3% for the nine months ended September 30, 2018. The decrease is mostly attributed to the aforementioned market demand challenges experienced during the third quarter of 2019.

Amortization of Intangibles Expense. Amortization of intangibles expense was $8,030 for the nine months ended September 30, 2019 as compared to $2,817 for the nine months ended September 30, 2018. The increase of $5,213, or 185.1%, was solely due to the amortization expense associated with the identifiable intangible assets from the DMP acquisition. Please see Note 3 – Acquisition of the Condensed Consolidated Financial Statements for more information related to these identifiable intangible assets.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit sharing, bonuses, and deferred compensation expenses were $25,258 for the nine months ended September 30, 2019 as compared to $5,346 for the nine months ended September 30, 2018. The increase of $19,913 was primarily driven by a one-time $10.2 million increase in deferred compensation plan expense and a one-time $9.9 million increase in long term incentive plan (LTIP) expense, both of which relate to the IPO.

Employee Stock Ownership Plan Expense. Employee stock ownership plan expense was $4,500 for the nine months ended September 30, 2019 as compared to $3,000 for the nine months ended September 30, 2018. The increase of $1,500, or 50.0%, was primarily due to the addition of plan participants as a result of the DMP acquisition.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $20,296 for the nine months ended September 30, 2019 as compared to $8,435 for the nine months ended September 30, 2018. The increase of $11,861, or 140.6%, was driven by $6,434 of one-time IPO and DMP acquisition expenses, along with expenses from the acquired DMP business and additional costs associated with being a publicly traded company.

Contingent Consideration Revaluation. The DMP purchase agreement provides for a payout to the previous shareholders of DMP of $7,500, but not more than $10,000 if a certain level of EBITDA was generated during the twelve-month period ended September 30, 2019. In accordance with GAAP, we estimated the fair value of the contingent consideration payable balance as of the acquisition date. We then remeasured the fair value each quarter with the changed recorded as income or expense. Based on our calculations in accordance with the purchase agreement, DMP’s EBITDA fell slightly short of the payout threshold and as a result, the contingent consideration payable balance was adjusted to zero, resulting in income of $6,054 for the nine months ended September 30, 2019.

Interest Expense. Interest expense was $5,811 for the nine months ended September 30, 2019 as compared to $2,606 for the nine months ended September 30, 2018. The increase of $3,205, or 123.0%, is due to additional debt used to fund the DMP acquisition offset by the substantial paydown of our debt from the IPO proceeds.

Provision (Benefit) for Income Taxes. Income tax benefits were $231 for the nine months ended September 30, 2019 as compared to $46 provision for the nine months ended September 30, 2018. The current period benefit is the result of the Company’s legacy business converting to a C Corporation in May 2019 and the one-time IPO expenses incurred during the second quarter of 2019, which are deductible, causing the benefit. Prior to the Company’s IPO, the Company’s legacy business was an S Corporation, where substantially all taxes were passed to the shareholders and the Company did not pay federal or state corporate income taxes on its taxable income. The DMP entities have been taxable under the provisions of the Internal Revenue Code and certain state statutes since being acquired. The consolidated business is subject to paying federal and state corporate income taxes on its taxable income from May 9, 2019 forward.

Net Income (Loss) and Comprehensive Income (Loss). Net loss and comprehensive loss was $3,079 for the nine months ended September 30, 2019 as compared to net income and comprehensive income of $17,344 for the nine months ended September 30, 2018. The decrease of $20,424 was due to the previously discussed expense increases, most notably the one-time LTIP and deferred compensation plan expenses related to the IPO, other one-time IPO and DMP acquisition related expenses, slightly offset by the contingent consideration fair value adjustment and net income generated by DMP.

EBITDA and EBITDA Margin. EBITDA and EBITDA Margin percent were $27,153 and 6.5%, respectively, for the nine months ended September 30, 2019, as compared to $34,861 and 13.3%, respectively, for the nine months ended September 30, 2018. The $7,709 decline in EBITDA was due to the previously mentioned increase in LTIP and deferred compensation plan expenses related to the IPO, and one-time IPO expenses. These one-time expenses and charges were slightly offset by the gain recorded for the DMP contingent consideration fair value adjustment and the addition of DMP.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin percent were $48,161 and 11.5%, respectively, for the nine months ended September 30, 2019, as compared to $35,449 and 13.5%, respectively, for the nine months ended September 30, 2018. The increase in Adjusted EBITDA of $12,712 was primarily driven by our recent acquisition of DMP.

Liquidity and Capital Resources

Cash Flows Analysis

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2019	2018	$Change	% Change
Net cash provided by operating activities	$16,424	$28,570	(12,145)	-42.5%
Net cash used in investing activities	(26,768)	(13,319)	(13,449)	101.0%
Net cash provided by (used in) financing activities	7,256	(15,242)	22,498	-147.6%
Net change in cash	$(3,088)	$8	$(3,096)	-39,424%

Operating Activities. Cash provided by operating activities was $16,424 for the nine months ended September 30, 2019, as compared to $28,570 for the nine months ended September 30, 2018. The $12,145, or 42.5% decline in operating cash flows was primarily due to changes in net working capital items, most notably the $9,524 increase in accounts receivable changes primarily due to DMP (whose customers have longer payment terms than those of the legacy MEC business). Changes to pricing, payment terms and credit terms did not have a significant impact on changes to working capital items, or any other element of the operating cash flow activities, for the periods presented.

Investing Activities. Cash used in investing activities was $26,768 for the nine months ended September 30, 2019, as compared to $13,319 for the nine months ended September 30, 2018. The $13,449, or 101.0% increase in cash used in investing activities was primarily driven by the continued investment in automation and new technology along with a $2,368 payment related to the DMP net working capital true-up.

Financing Activities. Cash provided by financing activities was $7,256 for the nine months ended September 30, 2019, as compared to cash used in financing activities of $15,242 for the nine months ended September 30, 2018. The $22,498 change was primarily due to the IPO proceeds received in May 2019, net of debt repayments.

Amended and Restated Credit Agreement

On September 26, 2019, we entered into an amended and restated credit agreement (the A&R Credit Agreement) with certain lenders and Wells Fargo Bank, National Association, as administrative agent (the Agent). The A&R Credit Agreement provides for a $200.0 million revolving credit facility (the Revolving Loan), with a letter of credit sub-facility in an aggregate amount not to exceed $5.0 million, and a swingline facility in an aggregate amount of $20.0 million.  The A&R Credit Agreement also provides for an additional $100.0 million of capacity through an accordion feature.  All amounts borrowed under the A&R Credit Agreement mature on September 26, 2024.

Our obligations under the A&R Credit Agreement are secured by first priority security interests in substantially all of our personal property and guaranteed by, and secured by first priority security interests in, substantially all of the personal property of, our direct and indirect subsidiaries: Center Manufacturing, Inc., Center Manufacturing Holdings, Inc., Center—Moeller Products LLC, Defiance Metal Products Co., Defiance Metal Products of Arkansas, Inc., Defiance Metal Products of PA., Inc. and Defiance Metal Products of WI, Inc.

Borrowings under the A&R Credit Agreement bear interest at a fluctuating LIBOR (which may be adjusted for certain reserve requirements), plus 1.00-2.00% depending on the current Consolidated Total Leverage Ratio (as defined in the A&R Credit Agreement). Under certain circumstances, we may not be able to pay interest based on LIBOR. If that happens, we will be required to pay interest at the Base Rate, which is the sum of (a) the higher of (i) the Prime Rate (as publicly announced by the Agent from time to time) and (ii) the Federal Funds Rate plus 0.50%, plus (b) 0.00% to 1.00%, depending on the current Total Consolidated Leverage Ratio.  The A&R Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available.

At September 30, 2019, the interest rate on outstanding borrowings under the Revolving Loan was 3.56%. At September 30, 2019, we had availability of $87.0 million under the Revolving Loan.

We must pay a commitment fee at a rate of 0.20% per annum on the average daily unused portion of the aggregate unused revolving commitments under the A&R Credit Agreement. We must also pay fees as specified in the Fee Letter (as defined in the A&R Credit Agreement) and with respect to any letters of credit issued under the A&R Credit Agreement.

The A&R Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness, create or incur liens, make certain investments, merge or consolidate with another entity, make certain asset dispositions, pay dividends or other distributions to shareholders, enter into transactions with affiliates, enter into sale leaseback transactions or make capital expenditures. The A&R Credit Agreement also requires us to satisfy certain financial covenants, including a minimum interest coverage ratio of 3.00 to 1.00. At September 30, 2019, our interest coverage ratio was 7.77 to 1.00. The A&R Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 3.25 to 1.00, although such leverage ratio can be increased in connection with certain acquisitions. At September 30, 2019, our consolidated total leverage ratio was 1.30 to 1.00.

The A&R Credit Agreement includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, material money judgments, failure to maintain subsidiary guarantees and a change in control, which will be deemed to occur if any person or group other than the ESOP owns or controls more than 35% of our equity interests, our board of directors is not composed of a majority of our continuing directors (i.e., our directors as of September 26, 2019, and any additional or replacement directors that have been approved by at least 51% of the directors then in office), or the ESOP fails to own more than 50% of our voting stock. If an event of default occurs, the Agent will be entitled to take various actions, including the acceleration of amounts due under the A&R Credit Agreement, termination of the credit facility, and all other actions permitted to be taken by a secured creditor.

At September 30, 2019, we were in compliance with all covenants under the A&R Credit Agreement.

Capital Requirements and Sources of Liquidity

During the nine months ended September 30, 2019 and 2018, our capital expenditures were approximately $22.8 million and $13.3, respectively. The increase of $9.5 million was primarily driven by our continued investment in automation and new technology, the addition of DMP, and the timing of purchases in 2019 as compared to the prior year. Budgeted capital expenditures for the full year 2019 are approximately $27 million.

Historically, we have had significant cash requirements in order to organically expand our business to meet the market related needs of our customers, continue our investment in new technologies and automation, as well as fund new projects. Additionally, prior to the Company’s IPO, we were required to use cash to repurchase shares of our common stock from the ESOP in connection with legally required diversification and other distributions to eligible ESOP participants. Following the consummation of the Company’s IPO, this requirement terminated, which allows us to direct this previously allocated cash to operating- and growth-related purposes. Our cash requirements include costs related to capital expenditures, purchase of materials and production of materials and cash to fund these needs. Our working capital needs are driven by the growth of our business, with our cash requirements greater in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, production and distribution facilities, enhancing our information systems and, our integration of DMP and any future acquisitions and, our compliance with laws and rules applicable to being a public company. Following the completion of the Company’s IPO, our primary uses of cash are investing in flexible, re-deployable automation used to provide our components and products and funding organic and acquisitive growth initiatives.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. At September 30, 2019, we had availability of $113.0 million under our A&R Credit Agreement. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital.

We believe that our operating cash flow and available borrowings under the A&R Credit Agreement are sufficient to fund our operations for 2019. However, future cash flows are subject to a number of variables, and additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under the A&R Credit Agreement, joint ventures, asset sales, offerings of debt or equity securities or other means. We cannot guarantee that this additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at September 30, 2019:

		Payments Due by Period
(in thousands)	Total	2019 (Remainder)	2020 – 2021	2022 – 2023	Thereafter
Long-term debt principal payment obligations (1)	$87,083	$83	$—	$—	87,000
Forecasted interest on debt payment obligations (2)	16,585	816	6,525	6,525	2,719
Capital lease obligations	3,728	178	1,424	1,424	702
Operating lease obligations	12,076	875	5,284	3,094	2,823
Purchase obligations	—	—	—	—	—
Other	—	—	—	—	—
Total	$119,472	$1,952	$13,233	$11,043	$93,244

(1)	The long-term amounts in the table include principal payments under the Company’s A&R Credit Agreement, which expires in 2024 and other debt.
(2)	Forecasted interest on debt payment obligations based on interest rates as of September 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company had $1 thousand of cash and cash equivalents as of September 30, 2019. The entirety of this balance was in demand accounts with financial institutions. The primary market risks associated with this balance is liquidity risk.

The Company is party to a bank revolving credit facility. The amount borrowed under the revolving credit facility was $87.0 million as of September 30, 2019. The interest rate was 3.56% as of September 30, 2019. Please see “Amended and Restated Credit Agreement” above and Note 5 in the Notes to the Condensed Consolidated Financial Statements for more specifics.

A hypothetical 100-basis-point increase in interest rates would have resulted in an additional $0.5 million of interest expense for the nine months ended September 30, 2019. The Company does not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect the Company’s cash flow.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.

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

We continue to implement actions to remediate these material weaknesses, including: (i) in January 2019, we hired additional accounting and finance staff members, including a senior accounting officer with public company reporting experience, to augment our current staff and to improve the effectiveness of our closing and financial reporting processes; (ii) we commenced an internal assessment of information technology controls specific to segregation of duties, systems access and change management processes and (iii) we engaged a reputable third party to assist us with formalizing our business processes, accounting policies and internal controls documentation, enhancing related internal controls and strengthening supervisory reviews by our management. Other than ongoing remediation actions described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to the Company set forth in “Risk Factors” in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 9, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to purchases we made of shares of our common stock during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2019	—	$—	—	$—
May 1-31, 2019	—	—	—	—
June 1-30, 2019	105,397	$15.10	105,397	$2,408,338
July 1-31, 2019	—	—	—	—
August 1-31, 2019	—	—	—	—
September 1-30, 2019	—	—	—	—
Total	105,397		105,397

(1)

On June 12, 2019, our board of directors authorized the purchase of up to $4.0 million of shares of our common stock to be used to meet the Company’s required 2019 safe harbor funding obligation under the Company’s ESOP. This authorization expires on December 31, 2019. On October 28, 2019, the Company’s Board of Directors approved an increase of the Company’s share repurchase program from $4 million to $25 million through 2021.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description

10

Amended and Restated Credit Agreement, dated as of September 26, 2019, by and among Mayville Engineering Company, Inc., the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent for the lenders, and Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed on October 2, 2019).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mayville Engineering Company, Inc.

Date: October 31, 2019	By:	/s/ Robert D. Kamphuis
Robert D. Kamphuis
Chairman, President & Chief Executive Officer

	By:	/s/ Todd M. Butz
Todd M. Butz
Chief Financial Officer