Form 10-Q
period 2020-03-31
Mayville Engineering Company, Inc.
filed 2020-05-06
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 3, 2020, the registrant had 19,827,016 shares of common stock, no par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements related to future events, business strategy, future performance, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek,” “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “potential,” “targeting,” “intend,” “could,” “might,” “should,” “believe” and similar expressions or their negative. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on management’s belief, based on currently available information, as to the outcome and timing of future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those expressed in such forward-looking statements. Mayville Engineering Company, Inc. (MEC, the Company, we, our, us or similar terms) believes the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, but no assurance can be given that these expectations will prove to be correct. Forward-looking statements should not be unduly relied upon.

Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the SEC) on March 2, 2020, as such may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q (including this report), and the following:

•	the uncertain negative impacts the coronavirus (COVID-19) will have on our business, financial condition, cash flows and results of operations;
•	failure to compete successfully in our markets;
•	risks relating to developments in the industries in which our customers operate;
•	our ability to maintain our manufacturing, engineering and technological expertise;
•	the loss of any of our large customers or the loss of their respective market shares;
•	risks related to scheduling production accurately and maximizing efficiency;
•	our ability to realize net sales represented by our awarded business;
•	our ability to successfully identify or integrate acquisitions;
•	risks related to entering new markets;
•	our ability to develop new and innovative processes and gain customer acceptance of such processes;
•	our ability to recruit and retain our key executive officers, managers and trade-skilled personnel;
•	risks related to our information technology systems and infrastructure;
•	manufacturing risks, including delays and technical problems, issues with third-party suppliers, environmental risks and applicable statutory and regulatory requirements;
•	political and economic developments, including foreign trade relations and associated tariffs;
•	volatility in the prices or availability of raw materials critical to our business;
•	results of legal disputes, including product liability, intellectual property infringement and other claims;
•	risks associated with our capital-intensive industry;
•	risks related to our treatment as an S Corporation prior to the consummation of our initial public offering of common stock (IPO);
•	risks related to our employee stock ownership plan’s treatment as a tax-qualified retirement plan; and
•

our ability to remediate the material weakness in internal control over financial reporting identified in preparing our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, and to subsequently maintain effective internal control over financial reporting.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$13,001	$1
Receivables, net of allowances for doubtful accounts of $1,119 at March 31, 2020 and $526 at December 31, 2019	49,449	40,188
Inventories, net	45,824	45,692
Tooling in progress	3,118	1,589
Prepaid expenses and other current assets	2,392	3,007
Total current assets	113,784	90,477
Property, plant and equipment, net	121,696	125,063
Goodwill	71,535	71,535
Intangible assets-net	69,497	72,173
Capital lease, net	3,064	3,227
Other long-term assets	1,024	1,107
Total	$380,600	$363,582
LIABILITIES, TEMPORARY EQUITY, AND SHAREHOLDERS’ EQUITY
Accounts payable	$33,433	$32,173
Current portion of capital lease obligation	605	598
Accrued liabilities:
Salaries, wages, and payroll taxes	7,530	5,752
Profit sharing and bonus	1,548	6,229
Other current liabilities	2,976	3,439
Total current liabilities	46,092	48,191
Bank revolving credit notes	87,793	72,572
Capital lease obligation, less current maturities	2,532	2,687
Deferred compensation and long-term incentive, less current portion	24,265	24,949
Deferred income tax liability	14,895	14,188
Other long-term liabilities	100	100
Total liabilities	175,677	162,687
Common shares, no par value, 75,000,000 authorized, 20,845,693 shares issued at March 31, 2020 and December 31, 2019	—	—
Additional paid-in-capital	187,643	183,687
Retained earnings	22,140	22,090
Treasury shares at cost, 1,018,677 shares at March 31, 2020 and 1,213,482 at December 31, 2019	(4,860)	(4,882)
Total shareholders’ equity	204,923	200,895
Total	$380,600	$363,582

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except share amounts and per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Net sales	$108,605	$143,732
Cost of sales	96,762	124,153
Amortization of intangibles	2,677	2,677
Profit sharing, bonuses, and deferred compensation	1,325	1,750
Employee stock ownership plan expense	675	1,500
Other selling, general and administrative expenses	5,599	6,723
Contingent consideration revaluation	—	869
Income from operations	1,567	6,060
Interest expense	(826)	(2,832)
Income before taxes	741	3,228
Income tax expense	691	769
Net income and comprehensive income	$50	$2,459
Earnings per share
Net income available to shareholders	$50	$2,459
Basic and diluted earnings per share	$0.00	$0.18
Basic and diluted weighted average shares outstanding	19,533,533	13,443,484
Tax-adjusted pro forma information
Net income available to shareholders	$50	$2,459
Pro forma provision for income taxes	—	70
Pro forma net income	$50	$2,389
Pro forma basic and diluted earnings per share	$0.00	$0.18
Basic and diluted weighted average shares outstanding	19,533,533	13,443,484

Weighted average shares in 2019 give effect to the issuance of a stock dividend of approximately 1,334.34-for-1 related to the IPO, as if the IPO occurred at the beginning of 2019.

Tax adjusted pro forma amounts reflect income tax adjustments as if the Company was a taxable entity as of the beginning of 2019 using a 26% effective tax rate.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50	$2,459
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	5,603	4,973
Amortization	2,677	2,677
Stock-based compensation expense	1,582	—
Allowance for doubtful accounts	594	(42)
Inventory excess and obsolescence reserve	712	—
Costs recognized on step-up of acquired inventory	—	395
Contingent consideration revaluation	—	869
Gain on disposal of property, plant and equipment	(82)	(10)
Deferred compensation and long-term incentive	(684)	1,147
Other non-cash adjustments	85	96
Changes in operating assets and liabilities – net of effects of acquisition:
Accounts receivable	(9,855)	(15,419)
Inventories	(844)	(470)
Tooling in progress	(1,529)	(354)
Prepaids and other current assets	615	(914)
Accounts payable	1,538	5,892
Deferred income taxes	706	—
Accrued liabilities, excluding long-term incentive	1,465	(2,799)
Net cash provided by (used in) operating activities	2,633	(1,500)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,376)	(8,151)
Proceeds from sale of property, plant and equipment	104	9
Net cash used in investing activities	(2,272)	(8,142)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	87,118	117,666
Payments on bank revolving credit notes	(71,897)	(110,906)
Repayments of other long-term debt	—	(107)
Purchase of treasury stock	(2,435)	—
Payments on capital leases	(147)	(73)
Net cash provided by financing activities	12,639	6,580
Net increase (decrease) in cash and cash equivalents	13,000	(3,061)
Cash and cash equivalents at beginning of period	1	3,089
Cash and cash equivalents at end of period	$13,001	$28
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,596	$2,966
Cash paid for taxes	$15	$140
Non-cash construction in progress in accounts payable	$474	$2,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(in thousands)

(unaudited)

	Shareholder’s Equity
	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Total
Balance as of December 31, 2019	$183,687	$(4,882)	$22,090	$200,895
Net Income	—	—	50	50
Purchase of treasury stock	—	(2,435)	—	(2,435)
ESOP contribution	2,374	2,457	—	4,831
Stock-based compensation	1,582	—	—	1,582
Balance as of March 31, 2020	$187,643	$(4,860)	$22,140	$204,923

Note 17 includes information on Temporary Equity for the three months ended March 31, 2019.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands except share amounts, per share data, years and ratios)

(unaudited)

Note 1. Basis of presentation

The interim unaudited consolidated financial statements of Mayville Engineering Company, Inc. and subsidiaries (MEC, the Company, we, our, us or similar terms) presented here have been prepared in accordance with the accounting principles generally accepted in the United States of America (GAAP) and with instructions to Form 10-Q and Article 10 of Regulation S-X. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results and position for the interim unaudited periods presented. All intercompany balances and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These interim unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K. A summary of the Company’s significant accounting policies is included in the Company’s 2019 financial statements in the Annual Report on Form 10-K. The Company followed these policies in preparation of the interim unaudited Condensed Consolidated Financial Statements.

Nature of Operations

MEC is a leading U.S.-based value-added manufacturing partner that provides a broad range of prototyping and tooling, production fabrication, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, construction, powersports, agriculture, military and other end markets. Along with process engineering and development services, MEC maintains an extensive manufacturing infrastructure with 20 facilities across eight states. These facilities make it possible to offer conventional and CNC stamping, shearing, fiber laser cutting, forming, drilling, tapping, grinding, tube bending, machining, welding, assembly and logistic services. MEC also possesses a broad range of finishing capabilities including shot blasting, e-coating, powder coating, wet spray and military grade chemical agent resistant coating (CARC) painting.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, creating Topic 842, which requires lessees to record the assets and liabilities arising from all leases in the statement of financial position. Under ASU 2016-02, lessees will recognize a liability for lease payments and a right-of-use asset. When measuring assets and liabilities, a lessee should include amounts related to option terms, such as the option of extending or terminating the lease or purchasing the underlying asset, that are reasonably certain to be exercised. For leases with a term of 12 months or less, lessees are permitted to make an accounting policy election to not recognize lease assets and liabilities. This guidance retains the distinction between finance leases and operating leases and the classification criteria remains similar to existing guidance. For financing leases, a lessee will recognize the interest on a lease liability separate from amortization of the right-of-use asset. In addition, repayments of principal will be presented within financing activities, and interest payments will be presented within operating activities in the statement of cash flows. For operating leases, a lessee will recognize a single lease cost on a straight-line basis and classify all cash payments within operating activities in the statement of cash flows. For public companies, this guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For as long as the Company remains an “emerging growth company”, the new guidance is effective for annual reporting periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, any goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Further, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. For public companies, this guidance is effective for annual or any interim goodwill impairment test in annual reporting periods beginning after December 15, 2018. For as long as the Company remains an EGC, the new guidance is effective for any annual or interim goodwill impairment test in annual reporting periods beginning after December 15, 2021. During the period ended March 31, 2020, the Company elected to early adopt this guidance. This adoption had no impact on the financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes, creating Topic 740, which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. For public companies, this guidance will be effective for fiscal years beginning after December 15, 2020. For as long as the Company remains an “emerging growth company”, the new guidance is effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on the consolidated financial statements.

A summary of the Company’s evaluation of other recent accounting pronouncements is included in the Company’s 2019 financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019.

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

Note 3. Select balance sheet data

Inventory

Inventories as of March 31, 2020 and December 31, 2019 consist of:

	March 31, 2020	December 31, 2019
Finished goods and purchased parts	$28,283	$28,664
Raw materials	11,525	10,834
Work-in-process	6,016	6,194
Total	$45,824	$45,692

Property, plant and equipment

Property, plant and equipment as of March 31, 2020 and December 31, 2019 consist of:

	Useful Lives Years*	March 31, 2020	December 31, 2019
Land	Indefinite	$1,264	$1,264
Land improvements	15-39	3,169	3,169
Building and building improvements	15-39	58,373	58,021
Machinery, equipment and tooling	3-10	205,813	204,248
Vehicles	5	3,718	3,738
Office furniture and fixtures	3-7	15,763	15,469
Construction in progress	N/A	2,875	3,154
Total property, plant and equipment, gross		290,975	289,063
Less accumulated depreciation		169,279	164,000
Total property, plant and equipment, net		$121,696	$125,063

Goodwill

Changes in goodwill between December 31, 2019 and March 31, 2020 consist of:

Balance as of December 31, 2019	$71,535
Impairment	—
Balance as of March 31, 2020	$71,535

 Intangible Assets

The following is a listing of intangible assets, the useful lives in years (amortization period) and accumulated amortization as of March 31, 2020 and December 31, 2019:

	Useful Lives Years	March 31, 2020	December 31, 2019
Amortizable intangible assets:
Customer relationships and contracts	9-12	$78,340	$78,340
Trade name	10	14,780	14,780
Non-compete agreements	5	8,800	8,800
Patents	19	24	24
Accumulated amortization		(36,259)	(33,582)
Total amortizable intangible assets, net		65,685	68,362
Non-amortizable brand name		3,811	3,811
Total intangible assets, net		$69,497	$72,173

Non-amortizable brand name is tested annually for impairment.

Changes in intangible assets between December 31, 2019 and March 31, 2020 consist of:

Balance as of December 31, 2019	$72,173
Amortization expense	(2,677)
Balance as of March 31, 2020	$69,497

Amortization expense was $2,677 and $2,677 for each of the three months ended March 31, 2020 and 2019.

Future amortization expense is expected to be as followed:

Year ending December 31,
2020	$10,706
2021	$10,706
2022	$6,952
2023	$6,866
2024	$5,192

Note 4. Bank revolving credit notes

On September 26, 2019, and as last amended as of December 31, 2019, we entered into an amended and restated credit agreement (A&R Credit Agreement) with certain lenders and Wells Fargo Bank, National Association, as administrative agent. The A&R Credit Agreement provides for a $200,000  revolving credit facility (the Revolving Loan), with a letter of credit sub-facility in an aggregate amount not to exceed $5,000, and a swingline facility in an aggregate amount of $20,000. The A&R Credit Agreement also provides for an additional $100,000 of debt capacity through an accordion feature. All amounts borrowed under the A&R Credit Agreement mature on September 26, 2024.

The A&R Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness, create or incur liens, make certain investments, merge or consolidate with another entity, make certain asset dispositions, pay dividends or other distributions to shareholders, enter into transactions with affiliates, enter into sale leaseback transactions or make capital expenditures. The A&R Credit Agreement also requires us to satisfy certain financial covenants, including a minimum interest coverage ratio of 3.00 to 1.00. At March 31, 2020, our interest coverage ratio was 9.21 to 1.00. The A&R Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 3.25 to 1.00, although such leverage ratio can be increased in connection with certain acquisitions. At March 31, 2020, our consolidated total leverage ratio was 1.84 to 1.00. Despite the strength and reputation of our lenders, the Company drew down $13,000 from the revolver and deposited it into a money market account in March 2020 to ensure liquidity due to the uncertainty of the COVID-19 impact on the bank industry in the most extreme of circumstances.  The need for this liquidity will continue to be evaluated and will be modified as the circumstances warrant. Had the $13,000 draw down on the revolver not occurred, our consolidated total leverage ratio would have been 1.58 to 1.00.

Under the agreement, interest is payable monthly at the adjusted London Interbank Offered Rate (LIBOR) plus an applicable margin based on the current funded indebtedness to adjusted EBITDA ratio. The interest rate was 3.125% and 3.25% as of March 31, 2020 and December 31, 2019, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.20% as of March 31, 2020 and December 31, 2019.

The Company was in compliance with all financial covenants of its credit agreements as of March 31, 2020 and December 31, 2019. The amount borrowed on the revolving credit notes was $87,793 and $72,572 as of March 31, 2020 and December 31, 2019, respectively.

Note 5. Capital lease obligation

Capital leases consist of equipment with a capitalized cost of $3,825 at March 31, 2020 and December 31, 2019, and accumulated depreciation of $761 and $598 at March 31, 2020 and December 31, 2019, respectively. Depreciation of $161 and $73 was recognized on the capital lease assets during the three months ended March 31, 2020 and 2019, respectively. Non-cash capital lease transactions amounted to zero for the three months ended March 31, 2020 and 2019. Future minimum lease payments required under the lease are as follows:

Year ending December 31,
2020 (remainder)	$551
2021	734
2022	734
2023	734
2024	514
Thereafter	226
Total	3,493
Less payment amount allocated to interest	356
Present value of capital lease obligation	$3,137
Current portion of capital lease obligation	605
Long-term portion of capital lease obligation	2,532
Total capital lease obligation	$3,137

Note 6. Operating lease obligation

Operating leases relate to property, plant and equipment. Future minimum lease payments required under the leases are as follows:

Year ending December 31,
2020 (remainder)	$2,299
2021	2,507
2022	1,704
2023	1,560
2024	757
Thereafter	2,094
Total	$10,921

The Company leases certain office space, warehousing facilities, equipment and vehicles under operating lease arrangements with third-party lessors. These lease arrangements expire at various time through December 2028. Total rent expense under the arrangements was approximately $1,061 and $1,130 for the three months ended March 31, 2020 and 2019, respectively.

Note 7. Employee stock ownership plan

Under the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (the ESOP), the Company makes annual contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company. Prior to December 31, 2019, the annual contribution was discretionary except that it must have been at least 3% of the compensation for all safe harbor participants for the plan year. Beginning on January 1, 2020, all contributions are discretionary. For the three months ended March 31, 2020 and 2019, the Company’s ESOP expense amounted to $675 and $1,500, respectively.

At various times following death, disability, retirement or termination of employment, an ESOP participant is entitled to receive their ESOP account balance in accordance with various distribution methods as permitted under the policies adopted by the ESOP. Prior to the IPO, all distributions were paid to participants in cash.

As of March 31, 2020, and December 31, 2019, the ESOP shares consisted of 11,653,776 and 11,790,113 in allocated shares, respectively. Prior to its IPO, the Company was obligated to repurchase shares in the trust that were not distributed to ESOP participants as determined by the ESOP trustees, and thus the shares were mandatorily redeemable. Subsequent to the IPO, shares are sold in the public market.

Note 8. Retirement plans

The Mayville Engineering Company Inc. 401(k) Plan (the 401(k) Plan) covers substantially all employees meeting certain eligibility requirements. The 401(k) Plan is a defined contribution plan and is intended for eligible employees to defer tax-free contributions to save for retirement. Employees may contribute up to 50% of their eligible compensation plan to the 401(k) Plan, subject to the limits of Section 401(k) of the Internal Revenue Code.

The 401(k) Plan also provides for employer discretionary profit sharing contributions and the Board of Directors may authorize discretionary profit sharing contributions (which are usually approved at the end of each calendar year).

Note 9. Income taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company will refine its estimate based on facts and circumstances by each tax jurisdiction.

For the three months ended March 31, 2020, income tax expense was estimated at $691 and the effective tax rate (ETR) from continuing operations was 27.69% for the three months ended March 31, 2020. The following items caused the quarterly ETR to be significantly different from our expected annual ETR at statutory tax rates:

•

For the three months ended March 31, 2020, we recorded a discrete tax benefit of approximately $12 as a result of estimated non-deductible executive compensation in excess of the $1,000 per individual limitation under Section 162(m) of the Internal Revenue Code. The removal was in addition to the amount originally estimated in our tax provision for the year ended December 31, 2019. This decreased the effective tax rate by 1.58% for the three months ended March 31, 2020.

•

For the three months ended March 31, 2020, we recorded a discrete tax expense of approximately $483 as a result of the removal of a deferred tax asset related to loan fee amortization. This increased the effective tax rate by 65.09% for the three months ended March 31, 2020.

For the three months ended March 31, 2019, income tax expense was estimated at $769 and the ETR from continuing operations was 30.35%

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

Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2020 or December 31, 2019.

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

The Company’s policy for recording interest and penalties associated with potential income tax audits is to record such expense as a component of income tax expense. There were no amounts for penalties or interest recorded as of March 31, 2020. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its positions.

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

Prior to the IPO, all deferrals were deemed to have been invested in the Company’s common stock at a price equal to the share value on the date of deferral and the value of the account increased or decreased with the change in the value of the stock. Individual accounts are maintained for each participant. Each participant’s account is credited with the participant’s deferred compensation and investment income or loss, reduced for charges, if any.

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

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the three months ended March 31, 2020 and 2019, eligible employees elected to defer compensation of $29 and $1,147, respectively. As of March 31, 2020, and December 31, 2019, the total amount accrued for all benefit years under this plan was $24,265 and $24,949, respectively, which is included within the deferred compensation and long-term incentive on the Condensed Consolidated Balance Sheets. These amounts include the initial deferral of compensation as adjusted for (a) subsequent changes in the share value of the Company stock pursuant to the IPO or (b) following the IPO in the investment options chosen by the participants. Total expense for the deferred compensation plan for the three months ended March 31, 2020 and 2019 amounted to $(607) and $1,147, respectively. These expenses are included in profit sharing, bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

The LTIP was terminated in May 2019 in conjunction with the IPO. Total expense for the long-term incentive plan for the three months ended March 31, 2019 amounted to $79. These expenses are included in profit sharing, bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income (Loss).

Note 13. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees, and estimated unpaid claims. As of March 31, 2020, the Company has consolidated benefit plans with no specific stop loss and an aggregate stop loss to limit risk. Annual expense related to this contract was approximately $5,904 and $5,163 for the three months ended March 31, 2020 and 2019, respectively. An estimated accrued liability of approximately $1,492 and $1,316 was recorded as of March 31, 2020 and December 31, 2019, respectively, for estimated unpaid claims and is included within other current liabilities on the Condensed Consolidated Balance Sheets.

Note 14. Segments

The Company applies the provisions of ASC Topic 280, Segment Reporting. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. Based on the provisions of ASC 280, the Company has determined it has one operating segment. The Company does not earn revenues or have long-lived assets located in foreign countries.

Note 15. Fair value of financial instruments

Fair value provides information on what the Company may realize if certain assets were sold or might pay to transfer certain liabilities based upon an exit price. Financial assets and liabilities that are measured and reported at fair value are classified into a three-level hierarchy that prioritizes the inputs used in the valuation process. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The hierarchy is based on the observability and objectivity of the pricing inputs as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•

Level 2 – Significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data. Long-term debt is classified as a Level 2 fair value input.

•

Level 3 – Prices or valuation techniques that require significant unobservable data inputs. These inputs would normally be the Company’s own data and judgements about assumptions that market participants would use in pricing the asset or liability.

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

		Fair Value Measurements at Report Date Using
	Balance at March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Deferred compensation	$24,265	$3,691	$20,574	$—
Total	$24,265	$3,691	$20,574	$—

		Fair Value Measurements at Report Date Using
	Balance at December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Deferred compensation	$24,949	$2,470	$22,479	$—
Total	$24,949	$2,470	$22,479	$—

Fair value measurements for the Company’s cash and cash equivalents are classified based upon Level 1 measurements because such measurements are based upon quoted market prices in active markets for identical assets.

Accounts receivable, accounts payable, long-term debt and accrued liabilities are recorded in the financial statements at cost and approximate fair value.

Deferred compensation liabilities are recorded at amounts due to participants at the time of deferral. Deferrals are invested in an investment vehicle based on the options made available to the participant, considered to be Level 1 and Level 2 on the fair value hierarchy, with the majority of the balance as Level 2. The change in fair value is recorded in the Profit sharing, bonuses, and deferred compensation line item on the Condensed Consolidated Statements of Comprehensive Income (Loss). The balance due to participants is reflected on the Deferred compensation and long-term incentive line item on the Condensed Consolidated Balance Sheets.

The Company’s non-financial assets such as intangible assets and property, plant, and equipment are re-measured at fair value when there is an indication of impairment and adjusted only when an impairment charge is recognized.

Note 16 – Common Equity

On May 13, 2019 the Company issued a stock dividend specific to pre-IPO shares, of approximately 1,334.34-for-1. The share dividend was accounted for as a 1,334.34-for-1 stock split and is retroactively reflected in these consolidated financial statements. All share redemption provisions were removed effective with the IPO.

Note 17 – Temporary Equity

Prior to our IPO in May 2019, our common stock was considered redeemable under GAAP because of certain repurchase obligations related to the Mayville Engineering Company, Inc. ESOP. As a result, all common shares were recorded as temporary equity (redeemable common shares) on the consolidated balance sheets at their redemption values as of the respective balance sheet dates.

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

The following table shows all changes to temporary equity during the three months ended March 31, 2019.

	Temporary Equity
	Redeemable Common Shares	Treasury Shares	Retained Earnings
As of January 1, 2019	$133,806	$(57,659)	$26,842
Net Income	—	—	2,459
As of March 31, 2019	$133,806	$(57,659)	$29,301

Note 18 – Revenue Recognition

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

The Company’s contracts with customers are short-term in nature; therefore, revenue is typically recognized, billed and collected within a 12-month period. The following table reflects the changes in our contract assets and liabilities during the three months ended March 31, 2020.

(in thousands)	Contract Assets	Contract Liabilities
As of January 1, 2020	$1,589	$914
Net Activity	1,529	328
As of March 31, 2020	$3,118	$1,242

Disaggregated Revenue

The following table represents a disaggregation of revenue by product category:

	Three Months Ended March 31,
	2020	2019
Outdoor sports	$1,771	$1,859
Fabrication	69,793	91,153
Performance structures	16,639	19,807
Tube	14,954	20,857
Tank	6,718	11,605
Total	109,875	145,281
Intercompany sales elimination	(1,270)	(1,549)
Total, net sales	$108,605	$143,732

Note 19 – Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales and net trade receivables:

	Net Sales		Accounts Receivable
	Three Months Ended March 31,		As of	As of
	2020	2019	March 31, 2020	December 31, 2019
Customer
A	16.2%	17.0%	13.5%	<10%
B	10.8%	14.1%	<10%	<10%
C	10.2%	<10%	<10%	<10%
D	11.8%	11.6%	<10%	<10%
E	<10%	<10%	11.1%	10.4%
F	<10%	<10%	14.2%	13.5%

Note 20 – Stock based compensation

The Mayville Engineering Company, Inc. 2019 Omnibus Incentive Plan provides the Company the ability to grant monetary payments based on the value of its common stock, up to two million shares.

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

On February 27, 2020, the Company granted stock awards, including restricted stock units and options with a 2-year requisite service period to key employees. Stock awards were also granted on May 8, 2019. There were no stock awards granted prior to this. For units, fair value is equivalent to the stock price at the date of grant. The Black-Scholes option pricing model is utilized to determine fair value for options. Stock awards vest on their annual anniversary dates based on the passage of time. The related compensation expense for each award is recognized on a straight-line basis over the requisite service period.

The Company’s stock-based compensation expense by award type is summarized as follows:

	Three Months Ended March 31,
	2020	2019
One-time IPO unit awards	$725	$—
Unit awards	564	—
Option awards	293	—
Stock based compensation expense, net of tax	$1,582	$—

Unrecognized stock-based compensation expense was $6,797 as of March 31, 2020. This amount will be expensed over the requisite service period from which individual award values relate, up to February 27, 2022.

Unrecognized stock-based compensation expense specific to the one-time IPO unit awards was $304 as of March 31, 2020, which will be fully expensed as of June 30, 2020.

For options, we used the Black-Scholes option pricing model to estimate the fair value of stock option awards. The fair value of options granted on February 27, 2020 was $2.84. These options have a contractual life of 10 years and a requisite service period of 2-years with 50% vesting on the annual anniversary dates of grant. The determination of the fair value is affected by the following assumptions and inputs:

Assumptions	Input
Stock price at date of grant/exercise price	$7.12
Expected term (in years)	5.75
Estimated volatility	41.2%
Estimated risk-free rate of return	1.2%
Expected dividend yield	0.0%

The Company does not have historical option exercise data to estimate the expected term. For the options granted on February 27, 2020, the Company utilized the simplified method prescribed by Staff Accounting Bulletin (SAB) Topic 14 to estimate the expected term, which is calculated as the average of the vesting term and the contractual term. The 2020 option grants have a contractual life of 10 years and a requisite service period, or vesting term, of 2 years with 50% vesting on the annual anniversary dates. Applying the simplified method, the Company calculated the expected terms of each tranche to be 5.5 years and 6.0 years resulting in an average expected term of 5.75 years for these awards. The Company will continue to employ the simplified method until more relevant detailed information becomes available from which to make this estimate.

No units or options were vested and no options were exercisable as of March 31, 2020. The Company’s activity for restricted stock units and options is summarized as follows:

	Units		Options
	Number of Units	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining
Nonvested, as of December 31, 2019	326,288	$17.00	273,479	$6.07	$17.00	9.11
Grants	340,177	$7.12	718,489	$2.84	$7.12	9.91
Forfeitures	—	—	—	—	—	—
Vested	—	—	—	—	—	—
Nonvested, as of March 31, 2020	666,465	$11.96	991,968	$3.73	$9.84	9.69

Note 21– Subsequent events

The company evaluated events and transactions for potential recognition or disclosure in the interim unaudited Condensed Consolidated Financial Statements through May 6, 2020, the date on which the interim unaudited Condensed Consolidated Financial Statements were available to be issued.

The coronavirus (COVID-19) pandemic has had, and will continue to have, a negative impact on the Company’s business, financial condition, cash flows and results of operations, although the full extent is uncertain. The Company has taken cost reduction measures in response to the impact of the COVID-19 pandemic on its business including forced vacation, temporary layoffs, permanent layoffs, and other ad-hoc measures, however; nothing has been changed to an extent that would prevent the Company from continuing to adequately serve its customers. The Company is continuing to evaluate its cost structure and may implement additional cost reduction measures as necessary due to economic challenges resulting from the COVID-19 pandemic. As the pandemic continues to rapidly evolve, the extent of the impact on the Company’s business, financial condition, cash flows and results of operations will depend on future developments, all of which are highly uncertain and cannot be predicted at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in the understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in Part II Item 1A. of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 and our unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item I of this Quarterly Report on Form 10-Q. In this discussion, we use certain non-GAAP financial measures. Explanation of these non-GAAP financial measures and reconciliation to the most directly comparable GAAP financial measures are included in this Management Discussion and Analysis of Financial Condition and Results of Operations. Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.

All amounts are presented in thousands except share amounts, per share data, years and ratios.

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

Adjusted EBITDA represents EBITDA before transaction fees incurred in connection with the acquisition of Defiance Metal Products Co., Inc. (DMP) in December 2018 and the IPO, non-cash purchase accounting charges including costs recognized on the step-up of acquired inventory and contingent consideration fair value adjustments, and stock-based compensation expense. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA and Adjusted EBITDA Margin as management uses these measures as key performance indicators, and we believe they are measures frequently used by securities analysts, investors and other parties to evaluate companies in our industry. These measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP.

Beginning the quarter, we are excluding stock-based compensation expense from adjusted EBITDA. Management excludes this charge when evaluating the performance of the business because it is a non-cash charge, and the Company is able to fund vesting obligations through treasury shares. Further, the exclusion of these charges aligns with the calculation of adjusted EBITDA for purposes of our covenant calculations under the A&R Credit Agreement. And finally, revaluations of grant date fair values can vary significantly with the passage of time without any accounting impact. For example, the fair value of the stock-based compensation awards granted in May 2019 would have been less than one third of that value had they been granted at the end of this quarter.

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

	Three Months Ended March 31,
(in thousands)	2020	2019
Net income	$50	$2,459
Interest expense	826	2,832
Provision for income taxes	691	769
Depreciation and amortization	8,280	7,650
EBITDA	9,847	13,710
Costs recognized on step-up of acquired inventory	—	395
Contingent consideration revaluation	—	869
Stock based compensation expense	857	—
IPO stock-based compensation expense	725	—
Other IPO and DMP acquisition related expenses	—	1,814
Adjusted EBITDA	$11,429	$16,788
Net sales	$108,605	$143,732
EBITDA Margin	9.1%	9.5%
Adjusted EBITDA Margin	10.5%	11.7%

Consolidated Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	Three Months Ended March 31,
	2020		2019		Increase (Decrease)
(in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount Change	% Change
Net sales	$108,605	100.0%	$143,732	100.0%	$(35,127)	-24.4%
Cost of sales	96,762	89.1%	124,153	86.4%	(27,391)	-22.1%
Manufacturing margins	11,843	10.9%	19,579	13.6%	(7,736)	-39.5%
Amortization of intangibles	2,677	2.5%	2,677	1.9%	—	—
Profit sharing, bonuses and deferred compensation	1,325	1.2%	1,750	1.2%	(425)	-24.3%
Employee stock ownership plan expense	675	0.6%	1,500	1.0%	(825)	-55.0%
Other selling, general and administrative expenses	5,599	5.2%	6,723	4.7%	(1,124)	-16.7%
Contingent consideration revaluation	—	0.0%	869	(0.6)%	(869)	-100.0%
Income (loss) from operations	1,567	1.4%	6,060	4.2%	(4,493)	-74.1%
Interest expense	(826)	0.8%	(2,832)	2.0%	(2,006)	-70.8%
Provision (benefit) for income taxes	691	0.6%	769	0.5%	(78)	-10.1%
Net income and comprehensive income	$50	0.0%	$2,459	1.7%	$(2,409)	-98.0%
EBITDA	$9,847	9.1%	$13,710	9.5%	$(3,863)	-28.2%
Adjusted EBITDA	$11,429	10.5%	$16,788	11.7%	$(5,359)	-31.9%

Net Sales. Net sales were $108,605 for the three months ended March 31, 2020 as compared to $143,732 for the three months ended March 31, 2019, a decrease of $35,127, or 24.4%. This change is primarily attributed to the continued impact of market demand changes and related destocking activities that adversely impacted the latter part of 2019.  As expected, these declines were most apparent in the Commercial Vehicle, Agricultural and Construction end markets served. In addition, net sales were adversely impacted in the latter half of March by approximately $5,000 due to select customer plant shutdowns caused by COVID-19.

Manufacturing Margins. Manufacturing margins were $11,843 for the three months ended March 31, 2020 as compared to $19,579 for the three months ended March 31, 2019, a decrease of $7,736, or 39.5%. The decline was mainly driven by lower sales volumes due to the aforementioned market demand changes that began in the later part of 2019, the impact of customer shutdowns in March due to COVID-19, along with approximately $900 of inventory obsolescence and health care accruals specific to the estimated potential impacts of COVID-19.  These factors were slightly offset by strong labor productivity.

Our traditional methods of determining inventory obsolescence and health care accruals significantly rely upon historical data. When estimating the COVID-19 impact, we had neither historical information, nor much other data from which to compute an estimated impact for this type of event. Notwithstanding, the Company believed the obvious risk posed by the pandemic would have a financial impact in the current period in these areas. This charge for these COVID-19 specific accruals represents our best good faith estimate of the potential financial impact to the Company based on information available to us.

Manufacturing margin percentages were 10.9% for the three months ended March 31, 2020, as compared to 13.6% of net sales for the three months ended March 31, 2019, a decline of 270 basis points. This decline was mostly attributable to lower sales volumes resulting in less overhead absorption, slightly offset by strong labor productivity driven by efficiency gains through our investments in new technology and automation. Sequentially, manufacturing margin percentage increased by 700 basis points for the three months ended March 31, 2020 when compared to the three months ended December 31, 2019. The significant increase is attributable to improved sales demand in the current quarter compared to the rapid declining volumes experienced in the fourth quarter of 2019, coupled with the company’s effective cost reduction actions taken in late 2019.

Amortization of Intangibles Expense. Amortization of intangibles expense was $2,677 for the three months ended March 31, 2020 and 2019.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit sharing, bonuses, and deferred compensation expenses were $1,325 for the three months ended March 31, 2020 as compared to $1,750 for the three months ended March 31, 2019, a decrease of $425, or 24.3%. This change was primarily driven by lower bonus accruals and modest declines in deferred compensation liabilities as a result of changes in market valuations of investment vehicles that deferred compensation balances are invested in.

Employee Stock Ownership Plan Expense. Employee stock ownership plan expense was $675 for the three months ended March 31, 2020 as compared to $1,500 for the three months ended March 31, 2019, a decrease of $825, or 55.0%. The change is mostly attributable to a decrease in headcount. Prior to December 31, 2019, the annual ESOP contribution was discretionary except that it must be at least 3% of the compensation for all safe harbor participants for the plan year.  Beginning in 2020, all contributions are discretionary.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $5,599 for the three months ended March 31, 2020 as compared to $6,723 for the three months ended March 31, 2019, a decrease of $1,124, or 16.7%. The prior year period includes an additional $1,790 of one-time other IPO and DMP acquisition related expenses as compared to the current period. Excluding these one-time costs, other selling, general and administrative expenses increased approximately $700 due to costs associated with being a publicly traded company, slightly offset by the aforementioned initiatives to adjust our cost structure to align with sales due to market demand changes, in conjunction with synergies achieved through the integration of DMP.

Contingent Consideration Revaluation. The DMP purchase agreement provided for a payout to the previous shareholders of DMP of $7,500, but not more than $10,000 if a certain level of EBITDA was generated during the twelve-month period ended September 30, 2019. We estimated the fair value of the contingent consideration payable balance of $6,076 as of the acquisition date of December 14, 2018. We then remeasured the fair value each quarter through September 30, 2019, with the change recorded as a contingent consideration revaluation adjustment. For the three months ended March 31, 2019, the contingent consideration payable was revalued to $6,924, resulting in $869 of a revaluation adjustment for the three months ended March 31, 2019.

Interest Expense. Interest expense was $826 for the three months ended March 31, 2020 as compared to $2,832 for the three months ended March 31, 2019, a decrease of $2,006, or 70.8%. The change is due to lower borrowings during the first quarter 2020 as compared to the first quarter of 2019 and lower interest rates attributable to the more favorable terms afforded under the A&R Credit Agreement.

Provision for Income Taxes. Income tax expenses were $691 for the three months ended March 31, 2020 as compared to $769 for the three months ended March 31, 2019. Federal income tax expenses will be offset against our federal net operating loss carryforward of approximately $13.8 million until it is fully utilized.

Net Income and Comprehensive Income. Net income and comprehensive income was $50 for the three months ended March 31, 2020 as compared to net income and comprehensive income of $2,459 for the three months ended March 31, 2019. The decrease of $2,409 was due to the previously discussed items.

EBITDA and EBITDA Margin. EBITDA and EBITDA Margin were $9,847 and 9.1%, respectively, for the three months ended March 31, 2020 as compared to $13,710 and 9.5%, respectively, for the three months ended March 31, 2019. The $3,863 decrease in EBITDA was primarily due to the decline in net sales caused by the aforementioned decline in market demand.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $11,429 and 10.5%, respectively, for the three months ended March 31, 2020, as compared to $16,788 and 11.7%, respectively, for the three months ended March 31, 2019. The decrease in Adjusted EBITDA of $5,359 was primarily due to the decline in net sales caused by the aforementioned declined market demand.

Liquidity and Capital Resources

Cash Flows Analysis

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2020	2019	$Change	% Change
Net cash provided by (used in) operating activities	$2,633	$(1,500)	4,133	275.5%
Net cash used in investing activities	(2,272)	(8,142)	5,870	-72.1%
Net cash provided by financing activities	12,639	6,580	6,059	92.1%
Net change in cash	$13,000	$(3,061)	$16,062	524.7%

Operating Activities. Cash provided by operating activities was $2,633 for the three months ended March 31, 2020, as compared to cash used in operating activities of $1,500 for the three months ended March 31, 2019. The $4,133, or 275.5% increase in operating cash flows was primarily due to a smaller increase in accounts receivable this quarter as compared to the prior quarter, slightly offset by a smaller increase in accounts payable this quarter as compared to the prior quarter. Changes to pricing, payment terms and credit terms did not have a significant impact on changes to working capital items, or any other element of the operating cash flow activities, for the periods presented.

Investing Activities. Cash used in investing activities was $2,272 for the three months ended March 31, 2020, as compared to $8,142 for the three months ended March 31, 2019. The $5,870, or 72.1% decrease in cash used in investing activities was driven by lower capital expenditures as a result of the timing of certain new technology and automation investments originally planned for early 2020 that occurred in the fourth quarter of 2019.

Financing Activities. Cash provided by financing activities was $12,639 for the three months ended March 31, 2020, as compared to $6,580 for the three months ended March 31, 2019. The $6,059 change was driven by the Company’s decision to draw down $13,000 from the revolver. Despite the strength and reputation of our lenders, the Company drew down $13,000 from the revolver and deposited it into a money market account in March 2020 to ensure liquidity due to the uncertainty of the COVID-19 impact on the bank industry in the most extreme of circumstances.  The need for this liquidity position will continue to be evaluated and will be modified as circumstances warrant.

Amended and Restated Credit Agreement

On September 26, 2019, and as last amended as of December 31, 2019, we entered into the A&R Credit Agreement with certain lenders and Wells Fargo Bank, National Association, as administrative agent (the Agent). The A&R Credit Agreement provides for a $200,000 Revolving Loan, with a letter of credit sub-facility in an aggregate amount not to exceed $5,000, and a swingline facility in an aggregate amount of $20,000. The A&R Credit Agreement also provides for an additional $100,000 of capacity through an accordion feature. All amounts borrowed under the A&R Credit Agreement mature on September 26, 2024.

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

At March 31, 2020, the interest rate on outstanding borrowings under the Revolving Loan was 3.125%. At March 31, 2020, we had availability of $112.2 million under the Revolving Loan.

We must pay a commitment fee at a rate of 0.20% per annum on the average daily unused portion of the aggregate unused revolving commitments under the A&R Credit Agreement. We must also pay fees as specified in the Fee Letter (as defined in the A&R Credit Agreement) and with respect to any letters of credit issued under the A&R Credit Agreement.

The A&R Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness, create or incur liens, make certain investments, merge or consolidate with another entity, make certain asset dispositions, pay dividends or other distributions to shareholders, enter into transactions with affiliates, enter into sale leaseback transactions or make capital expenditures. The A&R Credit Agreement also requires us to satisfy certain financial covenants, including a minimum interest coverage ratio of 3.00 to 1.00. At March 31, 2020, our interest coverage ratio was 9.21 to 1.00. The A&R Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 3.25 to 1.00, although such leverage ratio can be increased in connection with certain acquisitions. At March 31, 2020, our consolidated total leverage ratio was 1.84 to 1.00. As noted above, the Company drew down $13,000 from the revolver and deposited it into a money market account in March 2020 to ensure liquidity due to the uncertainty of the COVID-19 impact on the bank industry in the most extreme of circumstances. The need for this liquidity position will continue to be evaluated and will be modified as circumstances warrant. Had the $13,000 draw down on the revolver not occurred, our consolidated total leverage ratio would have been 1.58 to 1.00.

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

At March 31, 2020, we were in compliance with all covenants under the A&R Credit Agreement.

Capital Requirements and Sources of Liquidity

During the three months ended March 31, 2020 and 2019, our capital expenditures were approximately $2,400 and $8,200, respectively. The decrease of approximately $5,800 was primarily driven by lower capital expenditures as a result of the timing of certain new technology and automation investments originally planned for early 2020 that occurred in the fourth quarter of 2019. Capital expenditures for the full year 2020 are expected to be approximately $12,000 to $15,000. The greater the adverse impact COVID-19 has on the business, the closer we expect to be on the lower end of this range.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. At March 31, 2020, we had immediate availability of approximately $112,200 through our Revolving Loan and another $100,000 through an accordion feature under our A&R Credit Agreement. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital. We will continue to have access to the availability currently provided under the A&R Credit Agreement as long as we remain compliant with the financial covenants. Based on our estimates of the impact of COVID-19 at this time, we expect to be in compliance with these financial covenants through 2020 and beyond.

We believe that our operating cash flow and available borrowings under the A&R Credit Agreement are sufficient to fund our operations for 2020 when taking into consideration the estimated impacts of COVID-19 based on the information we have available at this time. However, future cash flows are subject to a number of variables, and additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under the A&R Credit Agreement, joint ventures, asset sales, offerings of debt or equity securities or other means. We cannot guarantee that this additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at March 31, 2020:

		Payments Due by Period
(in thousands)	Total	2020 (Remainder)	2021 – 2022	2023 – 2024	Thereafter
Long-term debt principal payment obligations (1)	$87,793	$—	$—	$87,793	$—
Forecasted interest on debt payment obligations (2)	12,575	2,058	5,487	5,030	—
Capital lease obligations	3,493	551	1,468	1,248	226
Operating lease obligations	10,921	2,299	4,211	2,317	2,094
Total	$114,782	$4,908	$11,166	$96,388	$2,320
(1)	The long-term amounts in the table include principal payments under the Company’s A&R Credit Agreement, which expires in 2024 and other debt.
(2)	Forecasted interest on debt obligations based on the debt balance and interest rate as of March 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in customer forecasts, interest rates, and, to a lesser extent, commodities. To reduce such risks, we selectively use financial instruments and other proactive management techniques.

Customer Forecasts

The use and consumption of our components, products and services fluctuates depending on order forecasts we receive from our customers. These order forecasts can change dramatically from quarter to quarter dependent upon the respective markets that our customers provide products in.

Interest Rate Risk

We are exposed to interest rate risk on certain of our short- and long-term debt obligations used to finance our operations and acquisitions. We have LIBOR-based floating rate borrowings under the A&R Credit Agreement, which exposes us to variability in interest payments due to changes in the referenced interest rates.

The amount borrowed under the Revolver Loan under the A&R Credit Agreement was $87.8 million as of March 31, 2020. The interest rate was 3.125% as of March 31, 2020. Please see “Liquidity and Capital Resources - Amended and Restated Credit Agreement” in Part I, Item 2 of this Quarterly Report on Form 10-Q and Note 4 in the Notes to the Unaudited Condensed Consolidated Financial Statements for more specifics.

A hypothetical 100-basis-point increase in interest rates would have resulted in an additional $0.2 million of interest expense based on our variable rate debt at March 31, 2020. We do not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect our cash flow.

Commodity Risk

We source a wide variety of materials and components from a network of suppliers. While such materials are generally available from numerous suppliers, commodity raw materials, such as steel, aluminum, copper, paint and paint chemicals, and other production costs are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and in many cases utilize contracts with those customers to mitigate the impact of commodity raw material price fluctuations. As of March 31, 2020, we did not have any commodity hedging instruments in place.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. As a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

During the course of the quarterly and year-end processes in 2019, we identified a material weakness in the design and operation of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to a lack of consistently documented accounting policies and procedures and a lack of formalized controls over the accounting and recording of complex and significant unusual transactions which, in the aggregate, constitute a material weakness.

We have taken numerous steps to enhance our internal control environment during 2019 and to date in 2020. While preparing for our initial public offering, as of December 31, 2018, we had identified two material weaknesses in the design and operation of our internal control over financial reporting. As of December 31, 2019, we have concluded that one of the previously identified material weaknesses has been remediated and the other has been partially remediated. The previously identified deficiencies, that represented the two material weaknesses, included the preparation and review of journal entries, a limited number of personnel with a level of GAAP accounting knowledge commensurate with our financial reporting requirements and certain information technology general controls specific to segregation of duties, systems access and change management processes. However, deficiencies in our control environment, specifically deficiencies related to a lack of consistently documented accounting policies and procedures and a lack of formalized controls over the accounting and recording of complex and significant unusual transactions, which we have collectively determined aggregate to a material weakness, remained as of March 31, 2020. We are currently evaluating a number of steps to enhance our control over financial reporting and address this material weakness, including: enhancing our internal review procedures during the financial statement close process, and designing and implementing consistent policies throughout the Company; however, our current efforts to design and implement effective controls may not be sufficient to remediate the material weakness described above or prevent future material weaknesses or other deficiencies from occurring. Despite these actions, we may identify additional material weaknesses in our internal control over financial reporting in the future.

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

Commencing with our Annual Report on Form 10-K for the year ending December 31, 2020 we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes Oxley Act. We expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404. If we fail to implement the requirements of Section 404 in a timely manner, regulatory authorities such as the SEC or the Pubic Company Accounting Oversight Board, might subject us to sanctions or investigation. We cannot be certain that the actions we will be taking to improve our internal controls over financial reporting will be sufficient, or that we will be able to implement our planned processes and procedures in a timely manner.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 2, 2020 other than the following:

The coronavirus (COVID-19) pandemic will have a negative impact on our business, financial condition, cash flows and results of operations.

The COVID-19 pandemic has resulted in national, state and local government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions, and limitations or shutdowns of business operations. These measures have impacted and may further impact our workforce and operations, including disruptions at some of our manufacturing operations and facilities, as well as the operations of our customers, and those of our suppliers. There is considerable uncertainty regarding the impact, and expected duration, of such measures and potential future measures, and restrictions on our access to our facilities or on our support operations or workforce, or similar limitations for our suppliers. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.

The COVID-19 pandemic has significantly increased economic and demand uncertainty. The pandemic has caused an economic slowdown that is likely to continue, and it is possible that it could cause an extended global recession.

The COVID-19 pandemic has weakened demand for our components, products and services, which has resulted in a decline in sales activities and customer orders, and it remains uncertain what impact this weakened demand will have on future sales activities and customer orders once conditions begin to improve.  The pandemic could also disrupt our supply chain.

In recent weeks, the spread of COVID-19 has led to disruption and volatility in the global capital markets, which may adversely affect our and our customers’ and suppliers’ liquidity, cost of capital and ability to access the capital markets. As a result, the continued spread of COVID-19 could adversely affect the ability of our customers to perform, including in making timely payments to us, which could further adversely impact our business, financial condition, cash flows and results of operations.

The COVID-19 pandemic has had, and will continue to have, a negative impact on our business, financial condition, cash flows and results of operations, although the full extent is uncertain. As the pandemic continues to rapidly evolve, the extent of the impact on our business, financial condition, cash flows and results of operations will depend on future developments, including, but not limited to, the duration and spread of the pandemic (including any relapses), its severity, the actions to contain the virus and/or treat its impact, related restrictions on travel, the duration, timing and severity of the impact on customer spending (including any recession resulting from the pandemic), and how quickly and to what extent normal economic and operating conditions can resume, all of which are highly uncertain and cannot be predicted.

In addition, the COVID-19 pandemic will or may have additional impacts on the following risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 2, 2020: “Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production accurately and achieve maximum efficiency of our manufacturing capacity;” “We may incur additional expenses and delays due to technical problems or other interruptions at our manufacturing facilities;” “Political and economic developments could adversely affect our business;” “Our manufacturing operations are dependent upon third-party suppliers, making us vulnerable to supply shortages;” “The impact of foreign trade relations and associated tariffs could adversely impact our business;” “Increases in the cost of employee benefits could impact our financial results and cash flows;” “Volatility in the prices of raw materials and energy prices and our ability to pass along increased costs to our customers could adversely affect our results of operations;” “The market price of our common stock may be volatile, and you could lose all or part of your investment;” “We are affected by developments in the industries in which our customers operate;” and “We depend on our key executive officers, managers, and trade-skilled personnel and may have difficulty retaining and recruiting qualified employees. Moreover, we operate in competitive labor markets, which may also impact our ability to hire and retain employees at our facilities.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to purchases we made of shares of our common stock during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2020	—	—	—	$22,406,533
February 1-29, 2020	283,174	$7.65	283,174	$20,239,122
March 1-31, 2020	37,071	$7.22	37,071	$19,971,545
Total	320,245		320,245

(1)	On October 28, 2019 our board of directors authorized the purchase of up to $25.0 million of shares of our common stock. This authorization expires on December 31, 2021.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description

3

Bylaws of Mayville Engineering Company, Inc., as amended through March 30, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38894) filed on April 2, 2020).

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

Mayville Engineering Company, Inc.

Date: May 6, 2020	By:	/s/ Robert D. Kamphuis
Robert D. Kamphuis
Chairman, President & Chief Executive Officer

	By:	/s/ Todd M. Butz
Todd M. Butz
Chief Financial Officer