Form 10-Q
period 2020-06-30
Mayville Engineering Company, Inc.
filed 2020-08-05
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 4, 2020, the registrant had 20,059,390 shares of common stock, no par value per share, outstanding.

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

Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the SEC) on March 2, 2020, as such were previously supplemented and amended in Part II, Item 1A of our Quarterly Report on Form 10-Q filed with the SEC on May 6, 2020 and which may be further amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q (including this report), and the following:

•	the negative impacts the coronavirus (COVID-19) has had and will continue to have on our business, financial condition, cash flows and results of operations (including future uncertain impacts);
•	failure to compete successfully in our markets;
•	risks relating to developments in the industries in which our customers operate;
•	our ability to maintain our manufacturing, engineering and technological expertise;
•	the loss of any of our large customers or the loss of their respective market shares;
•	risks related to scheduling production accurately and maximizing efficiency;
•	our ability to realize net sales represented by our awarded business;
•	our ability to successfully identify or integrate acquisitions;
•	risks related to entering new markets;
•	our ability to develop new and innovative processes and gain customer acceptance of such processes;
•	our ability to recruit and retain our key executive officers, managers and trade-skilled personnel;
•	risks related to our information technology systems and infrastructure;
•	manufacturing risks, including delays and technical problems, issues with third-party suppliers, environmental risks and applicable statutory and regulatory requirements;
•	political and economic developments, including foreign trade relations and associated tariffs;
•	volatility in the prices or availability of raw materials critical to our business;
•	results of legal disputes, including product liability, intellectual property infringement and other claims;
•	risks associated with our capital-intensive industry;
•	risks related to our treatment as an S Corporation prior to the consummation of our initial public offering of common stock (IPO);
•	risks related to our employee stock ownership plan’s treatment as a tax-qualified retirement plan; and
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$120	$1
Receivables, net of allowances for doubtful accounts of $1,117 at June 30, 2020 and $526 at December 31, 2019	39,632	40,188
Inventories, net	40,343	45,692
Tooling in progress	3,052	1,589
Prepaid expenses and other current assets	3,275	3,007
Total current assets	86,422	90,477
Property, plant and equipment, net	115,082	125,063
Goodwill	71,535	71,535
Intangible assets-net	66,820	72,173
Capital lease, net	2,903	3,227
Other long-term assets	1,095	1,107
Total	$343,857	$363,582
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$17,330	$32,173
Current portion of capital lease obligation	612	598
Accrued liabilities:
Salaries, wages, and payroll taxes	7,967	5,752
Profit sharing and bonus	325	6,229
Other current liabilities	4,523	3,439
Total current liabilities	30,757	48,191
Bank revolving credit notes	74,472	72,572
Capital lease obligation, less current maturities	2,377	2,687
Deferred compensation and long-term incentive, less current portion	24,863	24,949
Deferred income tax liability	12,294	14,188
Other long-term liabilities	100	100
Total liabilities	144,863	162,687
Common shares, no par value, 75,000,000 authorized, 21,093,035 shares issued at June 30, 2020 and 20,845,693 at December 31, 2019	—	—
Additional paid-in-capital	188,802	183,687
Retained earnings	15,126	22,090
Treasury shares at cost, 1,033,645 shares at June 30, 2020 and 1,213,482 at December 31, 2019	(4,934)	(4,882)
Total shareholders’ equity	198,994	200,895
Total	$343,857	$363,582

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except share amounts and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$62,582	$145,130	$171,187	$288,862
Cost of sales	63,736	124,595	160,497	248,748
Amortization of intangibles	2,677	2,677	5,353	5,353
Profit sharing, bonuses, and deferred compensation	1,194	22,830	2,519	24,580
Employee stock ownership plan (income) expense	(675)	1,500	—	3,000
Other selling, general and administrative expenses	4,552	7,506	10,153	14,228
Contingent consideration revaluation	—	2,674	—	3,544
Loss from operations	(8,902)	(16,652)	(7,335)	(10,591)
Interest expense	(637)	(1,991)	(1,463)	(4,824)
Loss on extinguishment of debt	—	(154)	—	(154)
Loss before taxes	(9,539)	(18,797)	(8,798)	(15,569)
Income tax benefit	(2,525)	(3,513)	(1,834)	(2,744)
Net loss and comprehensive loss	$(7,014)	$(15,284)	$(6,964)	$(12,825)
Loss per share
Net loss available to shareholders	$(7,014)	$(15,284)	$(6,964)	$(12,825)
Basic and diluted loss per share	$(0.35)	$(0.91)	$(0.35)	$(0.85)
Basic and diluted weighted average shares outstanding	19,902,912	16,799,915	19,718,222	15,131,012
Tax-adjusted pro forma information
Net loss available to shareholders	$(7,014)	$(15,284)	$(6,964)	$(12,825)
Pro forma provision for income taxes	—	103	—	173
Pro forma net loss	$(7,014)	$(15,387)	$(6,964)	$(12,998)
Pro forma basic and diluted loss per share	$(0.35)	$(0.92)	$(0.35)	$(0.86)
Basic and diluted weighted average shares outstanding	19,902,912	16,799,915	19,718,222	15,131,012

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

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,964)	$(12,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,086	11,002
Amortization	5,353	5,353
Stock-based compensation expense	2,741	797
Allowance for doubtful accounts	591	(33)
Inventory excess and obsolescence reserve	1,413	132
Costs recognized on step-up of acquired inventory	—	395
Contingent consideration revaluation	—	3,544
Loss (gain) on disposal of property, plant and equipment	618	(24)
Deferred compensation and long-term incentive	(86)	11,251
Other non-cash adjustments	168	191
Gain on extinguishment or forgiveness of debt	—	(367)
Changes in operating assets and liabilities – net of effects of acquisition:
Accounts receivable	(35)	(12,417)
Inventories	3,936	2,296
Tooling in progress	(1,463)	(221)
Prepaids and other current assets	(222)	(1,744)
Accounts payable	(14,356)	4,363
Deferred income taxes	(1,895)	(4,730)
Accrued liabilities, excluding long-term incentive	2,226	(504)
Net cash provided by operating activities	3,111	6,459
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,652)	(16,637)
Proceeds from sale of property, plant and equipment	1,766	24
Acquisitions, net of cash acquired	—	(2,368)
Net cash used in investing activities	(1,886)	(18,981)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	158,643	223,835
Payments on bank revolving credit notes	(156,743)	(241,979)
Repayments of other long-term debt	—	(72,446)
Deferred financing costs	(200)	—
Proceeds from IPO, net	—	101,763
Purchase of treasury stock	(2,510)	(1,592)
Payments on capital leases	(296)	(147)
Net cash provided (used in) by financing activities	(1,106)	9,434
Net increase (decrease) in cash and cash equivalents	119	(3,088)
Cash and cash equivalents at beginning of period	1	3,089
Cash and cash equivalents at end of period	$120	$1
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,714	$4,524
Cash paid for taxes	$15	$374
Non-cash construction in progress in accounts payable	$265	$1,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Shareholder’s Equity
	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Total
Balance as of December 31, 2019	$183,687	$(4,882)	$22,090	$200,895
Net income	—	—	50	50
Purchase of treasury stock	—	(2,435)	—	(2,435)
ESOP contribution	2,374	2,457	—	4,831
Stock-based compensation	1,582	—	—	1,582
Balance as of March 31, 2020	$187,643	$(4,860)	$22,140	$204,923
Net loss	—	—	(7,014)	(7,014)
Purchase of treasury stock	—	(74)	—	(74)
Stock-based compensation	1,159	—	—	1,159
Balance as of June 30, 2020	$188,802	$(4,934)	$15,126	$198,994

	Shareholder’s Equity
	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Total
Balance as of December 31, 2018	$—	$—	$—	$—
March 31, 2019	—	—	—	—
Transfer from temporary equity (see Note 17)	133,806	(57,659)	29,698	105,845
Net loss post IPO	—	—	(15,681)	(15,681)
Share issuance - IPO	101,763	—	—	101,763
Stock-based compensation	797	—	—	797
Share repurchases	—	(1,592)	—	(1,592)
Cancellation of treasury stock	(55,369)	55,369	—	—
Balance as of June 30, 2019	$180,997	$(3,882)	$14,017	$191,132

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands except share amounts, per share data, years and ratios)

(unaudited)

Note 1. Basis of presentation

The interim unaudited consolidated financial statements of Mayville Engineering Company, Inc. and subsidiaries (MEC, the Company, we, our, us or similar terms) presented here have been prepared in accordance with the accounting principles generally accepted in the United States of America (GAAP) and with instructions to Form 10-Q and Article 10 of Regulation S-X. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and financial position for the interim unaudited periods presented. All intercompany balances and transactions have been eliminated in consolidation.

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

COVID-19 has had and will continue to have a negative impact on our business, financial condition, cash flows and results of operations (including future uncertain impacts).

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases, creating Topic 842, which requires lessees to record the assets and liabilities arising from all leases in the statement of financial position. Under ASU 2016-02, lessees will recognize a liability for lease payments and a right-of-use asset. When measuring assets and liabilities, a lessee should include amounts related to option terms, such as the option of extending or terminating the lease or purchasing the underlying asset, that are reasonably certain to be exercised. For leases with a term of 12 months or less, lessees are permitted to make an accounting policy election to not recognize lease assets and liabilities. This guidance retains the distinction between finance leases and operating leases and the classification criteria remains similar to existing guidance. For financing leases, a lessee will recognize the interest on a lease liability separate from amortization of the right-of-use asset. In addition, repayments of principal will be presented within financing activities, and interest payments will be presented within operating activities in the statement of cash flows. For operating leases, a lessee will recognize a single lease cost on a straight-line basis and classify all cash payments within operating activities in the statement of cash flows. For public companies, this guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For as long as the Company remains an “emerging growth company”, the new guidance is effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on the consolidated financial statements.

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

Note 3. Select balance sheet data

Inventory

Inventories as of June 30, 2020 and December 31, 2019 consist of:

	June 30, 2020	December 31, 2019
Finished goods and purchased parts	$25,221	$28,664
Raw materials	9,834	10,834
Work-in-process	5,288	6,194
Total	$40,343	$45,692

Property, plant and equipment

Property, plant and equipment as of June 30, 2020 and December 31, 2019 consist of:

	Useful Lives Years*	June 30, 2020	December 31, 2019
Land	Indefinite	$1,264	$1,264
Land improvements	15-39	3,169	3,169
Building and building improvements	15-39	58,501	58,021
Machinery, equipment and tooling	3-10	199,012	204,248
Vehicles	5	3,722	3,738
Office furniture and fixtures	3-7	15,913	15,469
Construction in progress	N/A	2,854	3,154
Total property, plant and equipment, gross		284,435	289,063
Less accumulated depreciation		169,353	164,000
Total property, plant and equipment, net		$115,082	$125,063

Goodwill

Changes in goodwill between December 31, 2019 and June 30, 2020 consist of:

Balance as of December 31, 2019	$71,535
Impairment	—
Balance as of June 30, 2020	$71,535

 Intangible Assets

The following is a listing of intangible assets, the useful lives in years (amortization period) and accumulated amortization as of June 30, 2020 and December 31, 2019:

	Useful Lives Years	June 30, 2020	December 31, 2019
Amortizable intangible assets:
Customer relationships and contracts	9-12	$78,340	$78,340
Trade name	10	14,780	14,780
Non-compete agreements	5	8,800	8,800
Patents	19	24	24
Accumulated amortization		(38,935)	(33,582)
Total amortizable intangible assets, net		63,009	68,362
Non-amortizable brand name		3,811	3,811
Total intangible assets, net		$66,820	$72,173

Non-amortizable brand name is tested annually for impairment.

Changes in intangible assets between December 31, 2019 and June 30, 2020 consist of:

Balance as of December 31, 2019	$72,173
Amortization expense	(5,353)
Balance as of June 30, 2020	$66,820

Amortization expense was $2,677 for the three months ended June 30, 2020 and 2019, and $5,353 for the six months ended June 30, 2020 and 2019.

Future amortization expense is expected to be as followed:

Year ending December 31,
2020	$10,706
2021	$10,706
2022	$6,952
2023	$6,866
2024	$5,192

Note 4. Bank revolving credit notes

On September 26, 2019, and as last amended as of June 30, 2020, we entered into an amended and restated credit agreement (Credit Agreement) with certain lenders and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement provides for a $200,000  revolving credit facility (the Revolving Loan), with a letter of credit sub-facility in an aggregate amount not to exceed $5,000, and a swingline facility in an aggregate amount of $20,000. The Credit Agreement also provides for an additional $100,000 of debt capacity through an accordion feature. All amounts borrowed under the Credit Agreement mature on September 26, 2024.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness, create or incur liens, make certain investments, merge or consolidate with another entity, make certain asset dispositions, pay dividends or other distributions to shareholders, enter into transactions with affiliates, enter into sale leaseback transactions or make capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum interest coverage ratio of 3.00 to 1.00 as well as a consolidated total leverage ratio not to exceed 3.25 to 1.00, although such leverage ratio can be increased in connection with certain acquisitions.

In order to provide insurance against future macroeconomic events, we entered into an amendment (Second Amendment) to the Credit Agreement on June 30, 2020. The Second Amendment provides the Company with temporary changes to the total leverage ratio covenant for the period from June 30, 2020, through December 31, 2021, or such earlier date as the Company may elect (Covenant Relief Period), in return for certain increases in interest rates, fees and restrictions on certain activities of the Company, including capital expenditures, acquisitions, dividends and share repurchases. New pricing, which takes effect for the quarters ending on and after September 30, 2020, includes interest at a fluctuating LIBOR (at a floor of 75 basis points), plus 1.00% – 2.75%, along with the commitment fee ranging from 20 to 50 basis points.

During the Covenant Relief Period, the required ceiling on the Company’s total leverage ratio will be 4.25 to 1.00 for quarters ending June 30, 2020 through and including December 31, 2020, and will decline in quarterly increments to 3.25 to 1.00 through the quarter ending December 31, 2021.

At June 30, 2020, our consolidated total leverage ratio was 2.35 to 1.00 as compared to a covenant maximum of 4.25 to 1.00 in accordance with the Second Amendment of the Credit Agreement.

At June 30, 2020, our interest coverage ratio was 7.38 to 1.00 as compared to a covenant minimum of 3.00 to 1.00 under the Credit Agreement.

Under the Credit Agreement, interest is payable quarterly at the adjusted London Interbank Offered Rate (LIBOR) plus an applicable margin based on the current funded indebtedness to adjusted EBITDA ratio. The interest rate was 1.938% and 3.25% as of June 30, 2020 and December 31, 2019, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.20% as of June 30, 2020 and December 31, 2019.

The Company was in compliance with all financial covenants of its credit agreements as of June 30, 2020 and December 31, 2019. The amount borrowed on the revolving credit notes was $74,472 and $72,572 as of June 30, 2020 and December 31, 2019, respectively.

Note 5. Capital lease obligation

Capital leases consist of equipment with a capitalized cost of $3,825 at June 30, 2020 and December 31, 2019, and accumulated depreciation of $923 and $598 at June 30, 2020 and December 31, 2019, respectively. Depreciation of $161 and $322 was recognized on the capital lease assets during the three- and six months ended June 30, 2020, respectively, and $73 and $146 during the three- and six months ended June 30, 2019, respectively. Non-cash capital lease transactions amounted to zero for the three- and six months ended June 30, 2020. Future minimum lease payments required under the lease are as follows:

Year ending December 31,
2020 (remainder)	$367
2021	734
2022	734
2023	734
2024	514
Thereafter	226
Total	3,309
Less payment amount allocated to interest	321
Present value of capital lease obligation	$2,988
Current portion of capital lease obligation	612
Long-term portion of capital lease obligation	2,377
Total capital lease obligation	$2,989

Note 6. Operating lease obligation

Operating leases relate to property, plant and equipment. Future minimum lease payments required under the leases are as follows:

Year ending December 31,
2020 (remainder)	$1,702
2021	3,043
2022	2,227
2023	2,099
2024	1,307
Thereafter	2,280
Total	$12,658

The Company leases certain office space, warehousing facilities, equipment and vehicles under operating lease arrangements with third-party lessors. These lease arrangements expire at various time through December 2028. Total rent expense under the arrangements was approximately $1,094 and $1,271 for the three months ended June 30, 2020 and 2019, respectively, and $2,155 and $2,401 for the six months ended June 30, 2020 and 2019, respectively.

Note 7. Employee stock ownership plan

Under the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (the ESOP), the Company makes annual contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company. Prior to December 31, 2019, the annual contribution was discretionary except that it must have been at least 3% of the compensation for all safe harbor participants for the plan year. Beginning on January 1, 2020, all contributions are discretionary. For the three months ended June 30, 2020 and 2019, the Company’s ESOP (income) expense amounted to $(675) and $1,500, respectively. For the six months ended June 30, 2020 and 2019, the Company’s ESOP expense amounted to zero and $3,000, respectively.

At various times following death, disability, retirement or termination of employment, an ESOP participant is entitled to receive their ESOP account balance in accordance with various distribution methods as permitted under the policies adopted by the ESOP. Prior to the IPO, all distributions were paid to participants in cash.

As of June 30, 2020, and December 31, 2019, the ESOP shares consisted of 10,165,918 and 11,790,113 in allocated shares, respectively. Prior to its IPO, the Company was obligated to repurchase shares in the trust that were not distributed to ESOP participants as determined by the ESOP trustees, and thus the shares were mandatorily redeemable. Subsequent to the IPO, shares are sold in the public market.

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

Income tax benefit was estimated at $2,525 and $1,834, and the effective tax rate (ETR) from continuing operations was 27.69% and 28.77% for the three and six months ended June 30, 2020, respectively. The following caused the ETR to be different from our expected annual ETR at statutory tax rates:

•

For the three and six months ended June 30, 2020, we recorded a discrete tax expense of approximately $483 for both periods as a result of the removal of a deferred tax asset related to loan fee amortization. This decreased the effective tax rate by 5.06% and 5.49% for the three and six months ended June 30, 2020, respectively.

For the three and six months ended June 30, 2019, income tax benefit was estimated at $3,513 and $2,744 and the ETR from continuing operations was 16.21% and 14.13%, respectively.

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

Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements for the three and six months ended June 30, 2020 and 2019.

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

The Company’s policy for recording interest and penalties associated with potential income tax audits is to record such expense as a component of income tax expense. There were no amounts for penalties or interest recorded as of June 30, 2020. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its positions.

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

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the three months ended June 30, 2020 and 2019, eligible employees elected to defer compensation of $12 and $11, respectively. During the six months ended June 30, 2020 and 2019, eligible employees elected to defer compensation of $41 and $1,054, respectively. As of June 30, 2020, and December 31, 2019, the total amount accrued for all benefit years under this plan was $24,863 and $24,949, respectively, which is included within the deferred compensation and long-term incentive on the Condensed Consolidated Balance Sheets. These amounts include the initial deferral of compensation as adjusted for (a) subsequent changes in the share value of the Company stock pursuant to the IPO or (b) following the IPO in the investment options chosen by the participants. Total expense for the deferred compensation plan for the three months ended June 30, 2020 and 2019 amounted to $586 and $10,084, respectively. Total (income) expense for the deferred compensation plan for the six months ended June 30, 2020 and 2019 amounted to $(21) and $10,264, respectively. These expenses are included in profit sharing, bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

The LTIP was terminated in May 2019 in conjunction with the IPO. Total expense for the long-term incentive plan for the three and six months ended June 30, 2019 amounted to $9,921 and $10,000, respectively. These expenses are included in profit sharing, bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income (Loss).

Note 13. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees, and estimated unpaid claims. As of March 31, 2020, the Company consolidated benefit plans with no specific stop loss and an aggregate stop loss to limit risk. Annual expense related to this contract is approximately $5,411 and $5,004 for the three months ended June 30, 2020 and 2019, respectively, and $11,135 and $10,166 for the six months ended June 30, 2020 and 2019, respectively. An estimated accrued liability of approximately $1,710 and $1,316 was recorded as of June 30, 2020 and December 31, 2019, respectively, for estimated unpaid claims and is included within other current liabilities on the Condensed Consolidated Balance Sheets.

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

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

		Fair Value Measurements at Report Date Using
	Balance at June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Deferred compensation	$24,863	$4,372	$20,491	$—
Total	$24,863	$4,372	$20,491	$—

		Fair Value Measurements at Report Date Using
	Balance at December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Deferred compensation	$24,949	$2,470	$22,479	$—
Total	$24,949	$2,470	$22,479	$—

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

Note 16. Common Equity

On May 13, 2019 the Company issued a stock dividend specific to pre-IPO shares, of approximately 1,334.34-for-1. The share dividend was accounted for as a 1,334.34-for-1 stock split and is retroactively reflected in these consolidated financial statements. All share redemption provisions were removed effective with the IPO.

Note 17. Temporary Equity

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

The following table shows all changes to temporary equity during the six months ended June 30, 2020.

	Temporary Equity
	Redeemable Common Shares	Treasury Shares	Retained Earnings
As of January 1, 2019	$133,806	$(57,659)	$26,842
Net income	—	—	2,459
As of March 31, 2019	133,806	(57,659)	29,301
Net income pre IPO			397
Transfer from temporary equity to common equity	(133,806)	57,659	(29,698)
As of June 30, 2019	$—	$—	$—

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

The Company’s contracts with customers are short-term in nature; therefore, revenue is typically recognized, billed and collected within a 12-month period. The following table reflects the changes in our contract assets and liabilities during the six months ended June 30, 2020.

(in thousands)	Contract Assets	Contract Liabilities
As of January 1, 2020	$1,589	$914
Net Activity	1,462	401
As of June 30, 2020	$3,051	$1,315

Disaggregated Revenue

The following table represents a disaggregation of revenue by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Outdoor sports	$1,592	$2,104	$3,363	$3,944
Fabrication	43,224	91,871	113,016	182,925
Performance structures	7,152	19,356	23,791	39,108
Tube	9,320	19,839	24,274	40,652
Tank	2,364	13,040	9,082	24,537
Total	63,652	146,210	173,526	291,166
Intercompany sales elimination	(1,070)	(1,080)	(2,339)	(2,304)
Total, net sales	$62,582	$145,130	$171,187	$288,862

Note 19. Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales and net trade receivables:

	Net Sales				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		As of	As of
	2020	2019	2020	2019	June 30, 2020	December 31, 2019
Customer
A	18.0%	15.5%	16.9%	16.2%	<10%	<10%
B	<10%	14.7%	10.0%	14.4%	<10%	<10%
C	<10%	12.7%	10.2%	12.2%	<10%	<10%
D	<10%	<10%	<10%	<10%	<10%	10.4%
E	<10%	10.0%	<10%	<10%	<10%	13.5%

Note 20. Stock based compensation

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

Cancellations and forfeitures are accounted for as incurred.

On May 12, 2020, the Company granted stock-based compensation awards totaling 117,192 units to non-employee directors, with a 1-year requisite service period and an aggregate fair value of $600. Stock awards were also granted on February 27, 2020 and May 8, 2019. There were no stock awards granted prior to this.

During the three months ended June 30, 2020, 264,991 units were vested. For the same period, 125,414 options vested with a strike price of $17.00.

As of June 30, 2020, 843,942 options remained outstanding with a weighted average strike price of $9.97 and a weighted average contractual life of 9.57 years remaining.

The Company’s stock-based compensation expense by award type is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
One-time IPO unit awards	$304	$421	$1,029	$421
Unit awards	520	249	1,084	249
Option awards	335	127	628	127
Stock based compensation expense, net of tax	$1,159	$797	$2,741	$797

One-time IPO unit awards are fully expensed as of June 30, 2020.

A rollforward of unrecognized stock-based compensation expense is displayed in the table below. Unrecognized stock-based compensation expense as of June 30, 2020 will be expensed over the remaining requisite service period from which individual award values relate, up to February 27, 2022.

	Units	Options	Total
Balance as of December 31, 2019	$2,596	$1,124	$3,720
Grants	2,422	2,041	4,463
Forfeitures	—	—	—
Expense	(1,289)	(293)	(1,582)
Balance as of March 31, 2020	3,729	2,872	6,601
Grants	600	—	600
Forfeitures	(530)	(518)	(1,048)
Expense	(824)	(335)	(1,159)
Balance as of June 30, 2020	$2,975	$2,019	$4,994

Note 21. Greenwood Facility Closure and Restructuring

On May 6, 2020, the Company announced it would be closing its Greenwood, SC facility as part of its cost reduction efforts. All customer components manufactured at the Greenwood facility are being re-distributed amongst five other MEC manufacturing facilities. All customer relationships and manufactured components are being maintained through this transition.

Costs incurred, and expected to be incurred, are being accounted for in accordance with ASC 420 Exit or Disposal Cost Obligations.

For the three months ended June 30, 2020, the Company incurred $1,838 of total costs associated with the facility closure and restructuring. These costs were recognized on the cost of sales line item of the Condensed Consolidated Statements of Comprehensive Loss, including $844 for the loss on the sale of manufacturing equipment that was not being transferred to another MEC facility, $231 for severance and retention bonus, $638 for the increase to the excess and obsolesce inventory reserve for inventory the Company plans to dispose of and $125 mostly related to costs to close this facility and relocate equipment to other facilities.

The Company expects to incur additional costs of approximately $700 to complete the closure and restructuring during the third quarter of 2020. Approximately $100 of these expected costs relate to severance and retention bonus with the remaining $600 mostly related to the finalization of the facility closure and relocation of manufacturing equipment to other MEC manufacturing facilities.

The Company plans to list the Greenwood facility for sale once closure is complete, which is expected to be in the third quarter this year. As a result of its planned sale, the Company engaged reputable independent third parties to assist with estimating the fair value of the facility. Based on the information provided by multiple parties, we have concluded that the fair value of the facility exceeds its net book value. The Greenwood facility has a net book value of approximately of $3,263 as of June 30, 2020 and is included on the property, plant and equipment line of the Condensed Consolidated Balance Sheet.

The related accruals and reserves discussed above were first established during the three-month period ended June 30, 2020.

Note 22. Subsequent events

The company evaluated events and transactions for potential recognition or disclosure in the interim unaudited Condensed Consolidated Financial Statements through August 5, 2020, the date on which the interim unaudited Condensed Consolidated Financial Statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in the understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as such were previously supplemented and amended in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, and “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in Part II Item 1A of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 and our unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item I of this Quarterly Report on Form 10-Q. In this discussion, we use certain non-GAAP financial measures. Explanation of these non-GAAP financial measures and reconciliation to the most directly comparable GAAP financial measures are included in this Management Discussion and Analysis of Financial Condition and Results of Operations. Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.

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

COVID-19 Impact

COVID-19 has had and will continue to have a negative impact on our business, financial condition, cash flows, and results of operations, although the full extent is uncertain.

For the three and six-month periods ended June 30, 2020, net sales reflected the significant disruption we encountered primarily due to COVID-19 with customer shutdowns, demand changes, and continued destocking, which were most apparent in the Commercial Vehicle, Agriculture and Construction end markets served. Despite MEC and its customer base carrying the essential business designation, customer production facilities shut down 5 – 6 weeks on average during the current quarter due to COVID-19. As a result, MEC temporarily halted production at some of its facilities. Customer manufacturing facilities gradually reopened toward the end of the quarter, but MEC production volumes remained below pre-pandemic levels as of quarter end. Despite the decline in volumes for the second quarter, all existing customer relationships and manufacturing programs remain intact. While end markets have started to stabilize, we have improved our near- and long-term cost structure through facility and process optimization and are actively working with our customers to grow our partnerships while pursuing incremental sales through a wide range of new customer and market opportunities.

The future financial effects of COVID-19 are unknown due to many factors. These factors include uncertainty of the effectiveness of governmental actions to address COVID-19, including health, monetary and fiscal policies, the effect of elevated levels of sovereign and state debt, capital market disruptions, changes in demand and pricing, trade agreements, other geopolitical events, and volatility in the price of many commodities. As a result, predicting the Company’s forecasted financial performance is difficult and subject to many assumptions.

The Company’s first priority has been to safeguard the health and well-being of its employees while fulfilling its obligations as an essential business serving its customer base. This proactive approach has kept employees safe and production facilities operational based on customer demand. Our goal is to continue to successfully manage through the effects of COVID-19 and strengthen our position serving customers in the future.

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

Adjusted EBITDA represents EBITDA before transaction fees incurred in connection with the acquisition of Defiance Metal Products Co., Inc. (DMP) and the IPO, the loss on debt extinguishment relating to our December 2018 credit agreement, non-cash purchase accounting charges including costs recognized on the step-up of acquired inventory and contingent consideration fair value adjustments, one-time increases in deferred compensation and long term incentive plan expenses related to the IPO, stock-based compensation, and restructuring expenses related to the closure of the Greenwood facility. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA and Adjusted EBITDA Margin as management uses these measures as key performance indicators, and we believe they are measures frequently used by securities analysts, investors and other parties to evaluate companies in our industry. These measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP.

Starting in the first quarter of 2020, we excluded stock-based compensation expense from Adjusted EBITDA. Management excludes this charge when evaluating the performance of the business because it is a non-cash charge, and the Company is able to fund vesting obligations through treasury shares. Further, the exclusion of these charges aligns with the calculation of Adjusted EBITDA for purposes of our covenant calculations under the Credit Agreement. And finally, revaluations of grant date fair values can vary significantly with the passage of time without any accounting impact. For example, the fair value of the stock-based compensation awards granted in May 2019 would have been less than half of that value had they been granted at the end of this quarter.

Our calculation of EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to the similarly named measures reported by other companies. Potential differences between our measures of EBITDA and Adjusted EBITDA compared to other similar companies’ measures of EBITDA and Adjusted EBITDA may include differences in capital structure and tax positions.

The following table presents a reconciliation of net loss, the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA, and the calculation of Adjusted EBITDA Margin for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net loss	$(7,014)	$(15,284)	$(6,964)	$(12,825)
Interest expense	637	1,991	1,463	4,824
Benefit for income taxes	(2,525)	(3,513)	(1,834)	(2,744)
Depreciation and amortization	8,159	8,704	16,439	16,355
EBITDA	(743)	(8,102)	9,104	5,610
Loss on the extinguishment of debt	—	154	—	154
Costs recognized on step-up of acquired inventory	—	—	—	395
Contingent consideration revaluation	—	2,674	—	3,544
Deferred compensation expense specific to IPO	—	10,159	—	10,159
Long term incentive plan expense specific to IPO	—	9,921	—	9,921
Other IPO and DMP acquisition related expenses	—	2,576	—	4,388
IPO stock-based compensation expense	304	421	1,029	421
Stock based compensation expense	855	376	1,712	376
Greenwood restructuring charges	1,838	—	1,838	—
Adjusted EBITDA	$2,254	$18,179	$13,683	$34,968
Net sales	$62,582	$145,130	$171,187	$288,862
EBITDA Margin	-1.2%	-5.6%	5.3%	1.9%
Adjusted EBITDA Margin	3.6%	12.5%	8.0%	12.1%

Consolidated Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

	Three Months Ended June 30,
	2020		2019		Increase (Decrease)
(in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount Change	% Change
Net sales	$62,582	100.0%	$145,130	100.0%	$(82,548)	-56.9%
Cost of sales	63,736	101.8%	124,595	85.9%	(60,859)	-48.8%
Manufacturing margins	(1,154)	-1.8%	20,535	14.1%	(21,689)	-105.6%
Amortization of intangibles	2,677	4.3%	2,677	1.8%	—	0.0%
Profit sharing, bonuses and deferred compensation	1,194	1.9%	22,830	15.7%	(21,636)	-94.8%
Employee stock ownership plan (income) expense	(675)	-1.1%	1,500	1.0%	(2,175)	-145.0%
Other selling, general and administrative expenses	4,552	7.3%	7,506	5.2%	(2,954)	-39.4%
Contingent consideration revaluation	—	0.0%	2,674	1.8%	(2,674)	-100.0%
Loss from operations	(8,902)	-14.2%	(16,652)	-11.5%	(7,750)	-46.5%
Interest expense	(637)	1.0%	(1,991)	1.4%	(1,354)	-68.0%
Loss on the extinguishment of debt	—	0.0%	(154)	0.1%	(154)	-100.0%
Benefit for income taxes	(2,525)	-4.0%	(3,513)	-2.4%	(988)	-28.1%
Net loss and comprehensive loss	$(7,014)	-11.2%	$(15,284)	-10.5%	$(8,270)	-54.1%
EBITDA	$(743)	-1.2%	$(8,102)	-5.6%	$7,359	90.8%
Adjusted EBITDA	$2,254	3.6%	$18,179	12.5%	$(15,925)	-87.6%

Net Sales. Net sales were $62,582 for the three months ended June 30, 2020 as compared to $145,130 for the three months ended June 30, 2019, a decrease of $82,548, or 56.9%. This change is due to volume reductions across nearly all end markets served driven by COVID-19, which forced customer manufacturing facility shutdowns for 5-6 weeks on average during the quarter. These shutdowns occurred despite MEC and its customers carrying the essential business designation. Customer manufacturing facilities reopened at reduced volume levels, with gradual increases. As of quarter end, customer manufacturing volumes remained lower than pre COVID-19 volume levels. In addition to the impacts of COVID-19, customer destocking continued during the quarter. This was most apparent in the Commercial Vehicle, Agriculture, and Construction end markets served.

Manufacturing Margins. Manufacturing margins were ($1,154) for the three months ended June 30, 2020 as compared to $20,535 for the three months ended June 30, 2019, a decrease of $21,689, or 105.6%. The decline was driven by the aforementioned sales volume reductions resulting in significant under absorbed manufacturing costs. In addition, $1,838 of restructuring costs was charged to cost of sales in the current period related to the Greenwood facility closure including $844 for the loss on disposal of manufacturing equipment, $231 for severance and retention bonus, $638 for planned inventory disposal, and $125 for mostly related costs to close this facility and relocate equipment to other facilities. These charges were slightly offset by a modest adjustment to the COVID-19 specific reserve related to health care.

Manufacturing margin percentages were a negative 1.8% for the three months ended June 30, 2020, as compared to 14.1% for the three months ended June 30, 2019, a decline of 1,590 basis points. This decline was mostly attributable to lower sales volumes due to COVID-19 along with the $1,838 of restructuring charges to cost of sales in the current period related to the Greenwood facility closure. Based on the cost reduction initiatives enacted, the Company believes manufacturing margin percentages should improve beyond historical percentages when volumes return to historical levels.

As a result of the Greenwood facility closure, future earnings and cash flows will no longer be impacted by the depreciation associated with the assets disposed of or the facility, which the Company plans to sell. Assets disposed of had a net book value of $2,249 with a remaining useful life of approximately 3 years resulting in approximately $750 of annual depreciation expense that will no longer be incurred. The facility has a net book value of $3,263 as of June 30, 2020 with a remaining useful life of approximately 28 years resulting in approximately $115 of annual depreciation expense that will no longer be incurred. In addition, the Company incurred approximately $800 annually for facility maintenance including building and ground maintenance and utilities. Total personnel costs, including benefits associated with the Greenwood facility, were approximately $2,250 for the first quarter 2020 resulting in approximately $9,000 of annual personnel expenses specific to the Greenwood facility that will no longer be incurred. All customer components manufactured at the Greenwood facility are being re-distributed amongst five other MEC manufacturing facilities and will be supported by personnel at those facilities, the costs of which will offset the majority of the $9,000 of annual Greenwood personnel costs being eliminated. The aforementioned depreciation, facility maintenance and personnel expenses are classified as cost of sales.

Amortization of Intangibles Expense. Amortization of intangibles expense was $2,677 for both the three months ended June 30, 2020 and 2019.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit sharing, bonuses, and deferred compensation expenses were $1,194 for the three months ended June 30, 2020 as compared to $22,830 for the three months ended June 30, 2019, a decrease of $21,636, or 94.8%. This change was primarily driven by $20,080 of one-time IPO expenses incurred in the prior year including $10,159 for deferred compensation and $9,921 for long-term incentive plan. The remaining decrease of $1,556 is due to the elimination of executive bonus and most discretionary gain sharing accruals as a result of lower financial performance mostly attributable to adverse financial impacts of COVID-19.

Employee Stock Ownership Plan (Income) Expense. Employee stock ownership plan (income) expense was ($675) for the three months ended June 30, 2020 as compared to $1,500 for the three months ended June 30, 2019, a decrease of $2,175, or 145.0%. Prior to December 31, 2019, the annual ESOP contribution was discretionary except that it must be at least 3% of the compensation for all safe harbor participants for the plan year. Beginning in 2020, all contributions are discretionary. The change is due to the decision to eliminate the discretionary accrual made for the three months ended March 31, 2020 during the three month period ended June 30, 2020 as a result of lower forecasted financial performance for the fiscal year 2020 due to the impacts of COVID-19.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $4,552 for the three months ended June 30, 2020 as compared to $7,506 for the three months ended June 30, 2019, a decrease of $2,954, or 39.4%. The prior year period includes an additional $2,576 of one-time other IPO and DMP acquisition related expenses. Excluding these one-time charges, these expenses decreased $378 driven by synergies achieved through the integration of DMP, lower travel and entertainment expenses in the current period due to COVID-19 restrictions, and other cost saving initiatives.

Contingent Consideration Revaluation. The DMP purchase agreement provided for a payout to the previous shareholders of DMP of $7,500, but not more than $10,000 if a certain level of EBITDA was generated during the twelve-month period ended September 30, 2019. We estimated the fair value of the contingent consideration payable balance of $6,076 as of the acquisition date of December 14, 2018. We then remeasured the fair value each quarter through September 30, 2019, with the change recorded as a contingent consideration revaluation adjustment. For the three months ended June 30, 2019, the contingent consideration payable was revalued to $9,598, resulting in $2,674 of a revaluation adjustment for the three months ended June 30, 2019.

At the end of the earnout period, and as agreed to by DMP’s former shareholders, it was determined that DMP’s EBITDA fell short of the payout threshold. As a result, the contingent consideration payable balance was subsequently adjusted to zero, reversing the contingent consideration revaluation adjustments recorded through the periods covered in this report.

Interest Expense. Interest expense was $637 for the three months ended June 30, 2020 as compared to $1,991 for the three months ended June 30, 2019, a decrease of $1,354, or 68.0%. The change is due to lower borrowings during the second quarter of 2020 as compared to the second quarter of 2019 along with lower interest rates attributable to the more favorable terms afforded under the Credit Agreement.

Benefit for Income Taxes. Income tax benefit was $2,525 for the three months ended June 30, 2020 as compared to $3,513 for the three months ended June 30, 2019. The change is due to a greater pretax loss incurred during the prior year period driven by one-time IPO related charges. As of June 30, 2020, our federal operating loss (NOL) carryforward was approximately $23,600 driven by the pretax losses incurred in the current period along with the entirety of the prior year. The NOL does not expire and will be used to offset future pretax income. We expect our long-term effective tax rate to be 26%.

Net Loss and Comprehensive Loss. Net loss and comprehensive loss were $7,014 for the three months ended June 30, 2020 as compared to $15,284 for the three months ended June 30, 2019. The decrease of $8,270 was due to the one-time IPO costs incurred during the prior period having a greater impact than COVID-19 and the Greenwood restructuring costs in the current period.

EBITDA and EBITDA Margin. EBITDA and EBITDA Margin were ($743) and -1.2%, respectively, for the three months ended June 30, 2020 as compared to ($8,102) and -5.6%, respectively, for the three months ended June 30, 2019. The $7,359 increase in EBITDA was primarily due to one-time IPO costs incurred during the prior period having a greater impact than COVID-19 and the Greenwood restructuring costs in the current period.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $2,254 and 3.6%, respectively, for the three months ended June 30, 2020, as compared to $18,179 and 12.5%, respectively, for the three months ended June 30, 2019. The decrease in Adjusted EBITDA of $15,925 was primarily due to the adverse impacts of COVID-19 in the current period.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

	Six Months Ended June 30,
	2020		2019		Increase (Decrease)
(in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount Change	% Change
Net sales	$171,187	100.0%	$288,862	100.0%	$(117,675)	-40.7%
Cost of sales	160,497	93.8%	248,748	86.1%	(88,251)	-35.5%
Manufacturing margins	10,690	6.2%	40,114	13.9%	(29,424)	-73.4%
Amortization of intangibles	5,353	3.1%	5,353	1.9%	—	0.0%
Profit sharing, bonuses and deferred compensation	2,519	1.5%	24,580	8.5%	(22,061)	-89.8%
Employee stock ownership plan expense	—	0.0%	3,000	1.0%	(3,000)	-100.0%
Other selling, general and administrative expenses	10,153	5.9%	14,228	4.9%	(4,075)	-28.6%
Contingent consideration revaluation	—	0.0%	3,544	1.2%	(3,544)	-100.0%
Loss from operations	(7,335)	-4.3%	(10,591)	-3.7%	(3,256)	-30.7%
Interest expense	(1,463)	0.9%	(4,824)	1.7%	(3,361)	-69.7%
Loss on extinguishment of debt	—	0.0%	(154)	0.1%	(154)	-100.0%
Benefit for income taxes	(1,834)	-1.1%	(2,744)	-0.9%	(910)	-33.2%
Net loss and comprehensive loss	$(6,964)	-4.1%	$(12,825)	-4.4%	$(5,861)	-45.7%
EBITDA	$9,104	5.3%	$5,610	1.9%	$3,494	62.3%
Adjusted EBITDA	$13,683	8.0%	$34,968	12.1%	$(21,285)	-60.9%

Net Sales. Net sales were $171,187 for the six months ended June 30, 2020 as compared to $288,862 for the six months ended June 30, 2019 for a decrease of $117,675, or, 40.7%. This change is primarily attributed to the continued impact of market demand changes and related destocking activities during the first quarter of the current year, which was most apparent in the Commercial Vehicle, Agricultural and Construction end markets served, along with manufacturing volume reductions driven by COVID-19 in the second quarter of the current year due to forced customer plant shutdowns, which averaged 5-6 weeks per customer.

Manufacturing Margins. Manufacturing margins were $10,690 for the six months ended June 30, 2020 as compared to $40,114 for the six months ended June 30, 2019, a decrease of $29,424, or, 73.4%. The decline was mainly driven by reduced sales volumes due to the aforementioned market demand changes that continued through the first quarter of the current year, coupled with the impact of customer shutdowns due to COVID-19 in the second quarter of the current year. In addition, cost of sales includes approximately $775 of inventory obsolescence and health care charges specific to the estimated potential impacts of COVID-19. Further, the second quarter of the current year included $1,838 of restructuring costs that were charged to cost of sales related to the Greenwood facility closure.

Our traditional methods of determining inventory obsolescence and health care accruals significantly rely upon historical data. When estimating the approximately $775 of COVID-19 reserves, we had neither historical information, nor much other data from which to compute an estimated impact for this type of event. Nevertheless, the Company believes the obvious risk posed by the pandemic may have a financial impact in these areas. This charge for these COVID-19 specific accruals represents our best good faith estimate of the potential financial impact to the Company based on information available to us. We will continue to evaluate and report on our position with respect to these reserves going forward.

Manufacturing margin percentages were 6.2% for the six months ended June 30, 2020 as compared to 13.9%, of net sales for the six months ended June 30, 2019, a decline of 770 basis points. This decline was mostly attributable to the aforementioned impacts of market demand changes, COVID-19, and Greenwood restructuring costs. Based on the cost reduction initiatives enacted, the Company believes manufacturing margin percentages should improve beyond historical percentages when volumes return to historical levels.

As a result of the Greenwood facility closure, future earnings and cash flows will no longer be impacted by the depreciation associated with the assets disposed of or the facility, which the Company plans to sell. Assets disposed of had a net book value of $2,249 with a remaining useful life of approximately 3 years resulting in approximately $750 of annual depreciation expense that will no longer be incurred. The facility has a net book value of $3,263 as of June 30, 2020 with a remaining useful life of approximately 28 years resulting in approximately $115 of annual depreciation expense that will no longer be incurred. In addition, the Company incurred approximately $800 annually for facility maintenance including building and ground maintenance and utilities. Total personnel costs, including benefits associated with the Greenwood facility, were approximately $2,250 for the first quarter 2020 resulting in approximately $9,000 of annual personnel expenses specific to the Greenwood facility that will no longer be incurred. All customer components manufactured at the Greenwood facility are being re-distributed amongst five other MEC manufacturing facilities and will be supported by personnel at those facilities, the costs of which will offset the majority of the $9,000 of annual

Greenwood personnel costs being eliminated. The aforementioned depreciation, facility maintenance and personnel expenses are classified as cost of sales.

Amortization of Intangibles Expense. Amortization of intangibles expense was $5,353 for both the six months ended June 30, 2020, and 2019.

Profit Sharing, Bonuses and Deferred Compensation Expense. Profit sharing, bonuses and deferred compensation expenses were $2,519 for the six months ended June 30, 2020 as compared to $24,580 for the six months ended June 30, 2019, a decrease of $22,061, or 89.8%. This change was primarily driven by $20,080 of one-time IPO expenses incurred in the prior year including $10,159 for deferred compensation and $9,921 for long-term incentive plan. The remaining decrease of $1,981 is due the elimination of executive bonus and most discretionary gain sharing accruals as a result of lower financial performance attributable to COVID-19, slightly offset by increases in stock-based compensation expense.

Employee Stock Ownership Plan Expense. Employee stock ownership plan expense was zero for the six months ended June 30, 2020 as compared to $3,000, for the six months ended June 30, 2019, a decrease of $3,000, or 100.0%. Prior to December 31, 2019, the annual ESOP contribution was discretionary except that it must be at least 3% of the compensation for all safe harbor participants for the plan year. Beginning in 2020, all contributions are discretionary. The change is due to the decision to eliminate the discretionary accrual made for the three months ended March 31, 2020 during the three month period ended June 30, 2020 as a result of lower forecasted financial performance for the fiscal year 2020 due to the impacts of COVID-19.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $10,153 for the six months ended June 30, 2020 as compared to $14,228 for the six months ended June 30, 2019, a decrease of $4,075, or 28.6%. The prior year period includes $4,388 of one-time other IPO and DMP acquisition related expenses. Excluding these one-time charges, these expenses increased $313. The increase was driven by a higher amount of public company costs in the current period offset by synergies achieved through the integration of DMP, lower travel and entertainment expenses in the second quarter of the period due to COVID-19 restrictions, and other cost saving initiatives initiated in the current year.

Contingent Consideration Revaluation. The DMP purchase agreement provided for a payout to the previous shareholders of DMP of $7,500, but not more than $10,000 if a certain level of EBITDA was generated during the twelve-month period ended September 30, 2019. We estimated the fair value of the contingent consideration payable balance of $6,076 as of the acquisition date of December 14, 2018. We then remeasured the fair value each quarter through September 30, 2019, with the change recorded as a contingent consideration revaluation adjustment. For the six months ended June 30, 2019, the contingent consideration payable was revalued to $9,598, resulting in $3,544 of a revaluation adjustment for the six months ended June 30, 2019.

At the end of the earnout period, and as agreed to by DMP’s former shareholders, it was determined that DMP’s EBITDA fell short of the payout threshold. As a result, the contingent consideration payable balance was subsequently adjusted to zero, reversing the contingent consideration revaluation adjustments recorded through the periods covered in this report.

Interest Expense. Interest expense was $1,463 for the six months ended June 30, 2020 as compared to $4,824, a decrease of $3,361, or 69.7%. The change is due to lower borrowings during the first half of 2020 as compared to the same prior year period along with lower interest rates attributable to the more favorable terms afforded under the Credit Agreement.

Benefit for Income Taxes. Income tax benefit was $1,834 for the six months ended June 30, 2020 as compared to income tax benefit of $2,744 for the six months ended June 30, 2019. The change is due to a pretax loss in the current period as compared to pretax income for the same prior year period.  As of June 30, 2020, NOL carryforward was approximately $23,600 driven by the pretax losses incurred during the current period and the entirety of the prior year.  The NOL does not expire and will be used to offset future pretax income.

Net Loss and Comprehensive Loss. Net loss and comprehensive loss were $6,964 for the six months ended June 30, 2020 as compared to $12,825 for the six months ended June 30, 2019. The decrease of $5,861 was due to the previously discussed items.

EBITDA and EBITDA Margin. EBITDA and EBITDA Margin were $9,104 and 5.3%, respectively, for the six months ended June 30, 2020 as compared to $5,610 and 1.9%, respectively, for the six months ended June 30, 2019. The $3,494 increase in EBITDA was primarily due to one-time IPO costs incurred during the prior period having a greater impact than the reduction in sales volumes driven by the decline in market demand, destocking activities and the effects of COVID-19, along with the Greenwood facility closure costs in the current period.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $13,683 and 8.0%, respectively, for the six months ended June 30, 2020 as compared to $34,968 and 12.1%, respectively, for the six months ended

June 30, 2019. The decrease in Adjusted EBITDA of $21,285 was primarily due to the reduction in sales volumes in the current period driven by the decline in market demand, destocking activities and the effects of COVID-19.

Liquidity and Capital Resources

Cash Flows Analysis

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2020	2019	$Change	% Change
Net cash provided by operating activities	$3,111	$6,459	(3,348)	-51.8%
Net cash used in investing activities	(1,886)	(18,981)	17,095	90.1%
Net cash provided by (used in) financing activities	(1,106)	9,434	(10,540)	-111.7%
Net change in cash	$119	$(3,088)	$3,207	103.9%

Operating Activities. Cash provided by operating activities was $3,111 for the six months ended June 30, 2020, as compared to $6,459 for the six months ended June 30, 2019. The $3,348, or 51.8% decrease in operating cash flows was primarily due to the COVID-19 impacts on the business in the current period primarily to accounts payable, inventory, and certain accruals. More specifically, in preparing for the uncertainties of COVID-19, the Company ordered additional raw materials to insure against potential supply chain disruptions. When COVID-19 resulted in reduced manufacturing volumes, payables came due for higher manufacturing volume periods along with the extra materials purchased to insure against potential supply chain disruptions, resulting in payment and a reduction of $14,356 in accounts payable. Alternatively, this impact was slightly offset by volume declines driven by COVID-19 resulting in a $3,936 improvement in inventory along with an increase to the excess and obsolete inventory reserve. Changes to pricing, payment terms and credit terms did not have a significant impact on changes to working capital items, or any other element of the operating cash flow activities, for the periods presented.

Investing Activities. Cash used in investing activities was $1,886 for the six months ended June 30, 2020, as compared to $18,981 for the six months ended June 30, 2019. The $17,095, or 90.1% decrease in cash used in investing activities was driven by our capital spend changing from a focus on investments in new technology and automation in 2019 to leveraging those investments and preserving cash in 2020. In addition, due to the Greenwood facility closure, the company generated more proceeds for the sale of equipment in the current period as compared to the same prior year period.

Financing Activities. Cash used in financing activities was $1,106 for the six months ended June 30, 2020, as compared to cash provided by financing activities of $9,434 for the six months ended June 30, 2019. The $10,540 change was driven by greater amount of net IPO proceeds than what was used to pay down debt in the prior year.

Amended and Restated Credit Agreement

On September 26, 2019, and as last amended as of June 30, 2020, we entered into the amended and restated credit agreement (Credit Agreement) with certain lenders and Wells Fargo Bank, National Association, as administrative agent (the Agent). The Credit Agreement provides for a $200,000 Revolving Loan, with a letter of credit sub-facility in an aggregate amount not to exceed $5,000, and a swingline facility in an aggregate amount of $20,000. The Credit Agreement also provides for an additional $100,000 of capacity through an accordion feature. All amounts borrowed under the Credit Agreement mature on September 26, 2024.

Our obligations under the Credit Agreement are secured by first priority security interests in substantially all of our personal property and guaranteed by, and secured by first priority security interests in, substantially all of the personal property of, our direct and indirect subsidiaries: Center Manufacturing, Inc., Center Manufacturing Holdings, Inc., Center—Moeller Products LLC, Defiance Metal Products Co., Defiance Metal Products of Arkansas, Inc., Defiance Metal Products of PA., Inc. and Defiance Metal Products of WI, Inc.

Borrowings under the Credit Agreement bear interest at a fluctuating LIBOR (which may be adjusted for certain reserve requirements), plus 1.00-2.00% depending on the current Consolidated Total Leverage Ratio (as defined in the Credit Agreement). Under certain circumstances, we may not be able to pay interest based on LIBOR. If that happens, we will be required to pay interest at the Base Rate, which is the sum of (a) the higher of (i) the Prime Rate (as publicly announced by the Agent from time to time) and (ii) the Federal Funds Rate plus 0.50%, plus (b) 0.00% to 1.00%, depending on the current Total Consolidated Leverage Ratio.  The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available.

At June 30, 2020, the interest rate on outstanding borrowings under the Revolving Loan was 1.938%. At June 30, 2020, we had availability of $125.5 million under the Revolving Loan.

We must pay a commitment fee at a rate of 0.20% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Credit Agreement. We must also pay fees as specified in the Fee Letter (as defined in the Credit Agreement) and with respect to any letters of credit issued under the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness, create or incur liens, make certain investments, merge or consolidate with another entity, make certain asset dispositions, pay dividends or other distributions to shareholders, enter into transactions with affiliates, enter into sale leaseback transactions or make capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum interest coverage ratio of 3.00 to 1.00. At June 30, 2020, our interest coverage ratio was 7.38 to 1.00. The Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 3.25 to 1.00, although such leverage ratio can be increased in connection with certain acquisitions.

The Credit Agreement includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, material money judgments, failure to maintain subsidiary guarantees and a change in control, which will be deemed to occur if any person or group other than the ESOP or the 401(k) Plan owns or controls more than 35% of our equity interests. If an event of default occurs, the Agent will be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement, termination of the credit facility, and all other actions permitted to be taken by a secured creditor.

Second Amendment to the Credit Agreement

On June 30, 2020, the Company entered into an amendment (Second Amendment) to the Credit Agreement dated as of September 26, 2019. The Second Amendment provides the Company with temporary relief regarding a financial covenant (the consolidated total leverage ratio) for the period from June 30, 2020, through December 31, 2021, or such earlier date as the Company may elect (Covenant Relief Period), in return for certain increases in interest rates and fees and restrictions on certain activities of the Company, including capital expenditures, acquisitions, dividends and share repurchases. New pricing, which takes effect for the quarters ended on and after September 30, 2020, includes interest at a fluctuating LIBOR (at a floor of 75 basis points), plus 1.00% – 2.75%, along with the commitment fee ranging from 20 to 50 basis points.

During the Covenant Relief Period, the required ceiling on the Company’s consolidated total leverage ratio will be 4.25 to 1.00 for quarters ending June 30, 2020 through and including December 31, 2020, and will decline in quarterly increments to 3.25 to 1.00 for the quarter ending December 31, 2021.

As of June 30, 2020, our consolidated total leverage ratio was 2.35 to 1.00 in accordance with the Second Amendment of the Credit Agreement.

At June 30, 2020, we were in compliance with all covenants under the Credit Agreement and the Second Amendment.

Capital Requirements and Sources of Liquidity

During the six months ended June 30, 2020 and 2019, our capital expenditures were approximately $3,700 and $16,600, respectively. The decrease of approximately $12,900 was driven by shifts in focuses from investments in new technology and automation in 2019 to leveraging those investments and controlling spend in 2020. Capital expenditures for the full year 2020 are expected to be approximately $10,000 to $13,000. The greater the adverse impact COVID-19 has on the business, the closer we expect to be on the lower end of this range.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. At June 30, 2020, we had immediate availability of approximately $125,500 through our Revolving Loan and another $100,000 through an accordion feature under our Credit Agreement. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital. We will continue to have access to the availability currently provided under the Credit Agreement as long as we remain compliant with the financial covenants. Based on our estimates of the impact of COVID-19 at this time, we expect to be in compliance with these financial covenants through 2020 and beyond.

We believe that our operating cash flow and available borrowings under the Credit Agreement are sufficient to fund our operations for 2020 when taking into consideration the estimated impacts of COVID-19 based on the information we have available at this time. However, future cash flows are subject to a number of variables, and additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under the Credit

Agreement, joint ventures, asset sales, offerings of debt or equity securities or other means. We cannot guarantee that this additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at June 30, 2020:

		Payments Due by Period
(in thousands)	Total	2020 (Remainder)	2021 – 2022	2023 – 2024	Thereafter
Long-term debt principal payment obligations (1)	$74,472	$—	$—	$74,472	$—
Forecasted interest on debt payment obligations (2)	6,252	721	2,886	2,645	—
Capital lease obligations	3,309	367	1,468	1,248	226
Operating lease obligations	12,658	1,702	5,270	3,406	2,280
Total	$96,691	$2,790	$9,624	$81,771	$2,506
(1)	The long-term amounts in the table include principal payments under the Company’s Credit Agreement, which expires in 2024 and other debt.
(2)	Forecasted interest on debt obligations based on the debt balance and interest rate as of June 30, 2020.

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

Interest Rate Risk

We are exposed to interest rate risk on certain of our short- and long-term debt obligations used to finance our operations and acquisitions. We have LIBOR-based floating rate borrowings under the Credit Agreement, which exposes us to variability in interest payments due to changes in the referenced interest rates.

The amount borrowed under the Revolver Loan under the Credit Agreement was $74.5 million as of June 30, 2020. The interest rate was 1.938% as of June 30, 2020. Please see “Liquidity and Capital Resources - Amended and Restated Credit Agreement” in Part I, Item 2 of this Quarterly Report on Form 10-Q and Note 4 in the Notes to the Unaudited Condensed Consolidated Financial Statements for more specifics.

A hypothetical 100-basis-point increase in interest rates would have resulted in an additional $0.2 million of interest expense based on our variable rate debt at June 30, 2020. We do not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect our cash flow.

Commodity Risk

We source a wide variety of materials and components from a network of suppliers. While such materials are generally available from numerous suppliers, commodity raw materials, such as steel, aluminum, copper, paint and paint chemicals, and other production costs are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and in many cases utilize contracts with those customers to mitigate the impact of commodity raw material price fluctuations. As of June 30, 2020, we did not have any commodity hedging instruments in place.

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

We have taken numerous steps to enhance our internal control environment during 2019 and to date in 2020. While preparing for our initial public offering, as of December 31, 2018, we had identified two material weaknesses in the design and operation of our internal control over financial reporting. As of December 31, 2019, we have concluded that one of the previously identified material weaknesses has been remediated and the other has been partially remediated. The previously identified deficiencies, that represented the two material weaknesses, included the preparation and review of journal entries, a limited number of personnel with a level of GAAP accounting knowledge commensurate with our financial reporting requirements and certain information technology general controls specific to segregation of duties, systems access and change management processes. However, deficiencies in our control environment, specifically deficiencies related to a lack of consistently documented accounting policies and procedures and a lack of formalized controls over the accounting and recording of complex and significant unusual transactions, which we have collectively determined aggregate to a material weakness, remained as of June 30, 2020. We are currently evaluating a number of steps to enhance our control over financial reporting and address this material weakness, including: enhancing our internal review procedures during the financial statement close process, and designing and implementing consistent policies throughout the Company; however, our current efforts to design and implement effective controls may not be sufficient to remediate the material weakness described above or prevent future material weaknesses or other deficiencies from occurring. Despite these actions, we may identify additional material weaknesses in our internal control over financial reporting in the future.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 2, 2020, other than as such were previously supplemented and amended in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 which was filed with the SEC on May 6, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to purchases we made of shares of our common stock during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2020	—	$—	—	$19,971,545
May 1-31, 2020	14,968	$5.02	14,968	$19,896,405
June 1-30, 2020	—	$—	—	$19,896,405
Total	14,968		14,968

(1)	On October 28, 2019 our board of directors authorized the purchase of up to $25.0 million of shares of our common stock. This authorization expires on December 31, 2021.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description

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

Mayville Engineering Company, Inc.

Date: August 5, 2020	By:	/s/ Robert D. Kamphuis
Robert D. Kamphuis
Chairman, President & Chief Executive Officer

	By:	/s/ Todd M. Butz
Todd M. Butz
Chief Financial Officer