Form 10-Q
period 2020-09-30
Mayville Engineering Company, Inc.
filed 2020-11-03
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the registrant had 20,059,390 shares of common stock, no par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$110	$1
Receivables, net of allowances for doubtful accounts of $1,293 at September 30, 2020 and $526 at December 31, 2019	48,654	40,188
Inventories, net	37,964	45,692
Tooling in progress	3,642	1,589
Prepaid expenses and other current assets	2,717	3,007
Total current assets	93,087	90,477
Property, plant and equipment, net	107,887	125,063
Assets held for sale	3,552	—
Goodwill	71,535	71,535
Intangible assets-net	64,143	72,173
Capital lease, net	2,742	3,227
Other long-term assets	1,003	1,107
Total	$343,949	$363,582
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$27,606	$32,173
Current portion of capital lease obligation	619	598
Accrued liabilities:
Salaries, wages, and payroll taxes	10,529	5,752
Profit sharing and bonus	1,310	6,229
Other current liabilities	4,526	3,439
Total current liabilities	44,590	48,191
Bank revolving credit notes	59,986	72,572
Capital lease obligation, less current maturities	2,220	2,687
Deferred compensation and long-term incentive, less current portion	25,183	24,949
Deferred income tax liability	12,998	14,188
Other long-term liabilities	100	100
Total liabilities	145,077	162,687
Common shares, no par value, 75,000,000 authorized, 21,093,035 shares issued at September 30, 2020 and 20,845,693 at December 31, 2019	—	—
Additional paid-in-capital	189,780	183,687
Retained earnings	14,026	22,090
Treasury shares at cost, 1,033,645 shares at September 30, 2020 and 1,213,482 at December 31, 2019	(4,934)	(4,882)
Total shareholders’ equity	198,872	200,895
Total	$343,949	$363,582

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except share amounts and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$91,075	$128,511	$262,262	$417,373
Cost of sales	81,340	113,941	241,838	362,689
Amortization of intangibles	2,677	2,677	8,030	8,030
Profit sharing, bonuses, and deferred compensation	2,288	678	4,807	25,258
Employee stock ownership plan expense	—	1,500	—	4,500
Other selling, general and administrative expenses	4,490	6,068	14,642	20,296
Contingent consideration revaluation	—	(9,598)	—	(6,054)
Income (loss) from operations	280	13,245	(7,055)	2,655
Interest expense	(647)	(987)	(2,110)	(5,811)
Loss on extinguishment of debt	—	—	—	(154)
Income (loss) before taxes	(367)	12,258	(9,165)	(3,310)
Income tax expense (benefit)	733	2,512	(1,101)	(231)
Net income (loss) and comprehensive income (loss)	$(1,100)	$9,746	$(8,064)	$(3,079)
Earnings (loss) per share
Net income (loss) available to shareholders	$(1,100)	$9,746	$(8,064)	$(3,079)
Basic and diluted earnings (loss) per share	$(0.05)	$0.49	$(0.41)	$(0.18)
Basic and diluted weighted average shares outstanding	20,077,039	19,740,296	19,838,701	16,684,337
Tax-adjusted pro forma information
Net income (loss) available to shareholders	$(1,100)	$9,746	$(8,064)	$(3,079)
Pro forma provision for income taxes	—	—	—	173
Pro forma net income (loss)	$(1,100)	$9,746	$(8,064)	$(3,252)
Pro forma basic and diluted earnings (loss) per share	$(0.05)	$0.49	$(0.41)	$(0.19)
Basic and diluted weighted average shares outstanding	20,077,039	19,740,296	19,838,701	16,684,337

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

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,064)	$(3,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,304	16,622
Amortization	8,030	8,030
Stock-based compensation expense	3,719	2,135
Allowance for doubtful accounts	767	(271)
Inventory excess and obsolescence reserve	279	165
Costs recognized on step-up of acquired inventory	—	395
Contingent consideration revaluation	—	(6,054)
Loss (gain) on disposal of property, plant and equipment	688	(74)
Deferred compensation and long-term incentive	234	11,392
Gain on extinguishment or forgiveness of debt	—	(367)
Other non-cash adjustments	262	1,892
Changes in operating assets and liabilities – net of effects of acquisition:
Accounts receivable	(9,233)	(9,524)
Inventories	7,449	3,700
Tooling in progress	(2,053)	826
Prepaids and other current assets	338	(1,633)
Accounts payable	(4,016)	(1,175)
Deferred income taxes	(1,189)	(4,266)
Accrued liabilities, excluding long-term incentive	5,776	(2,290)
Net cash provided by operating activities	19,291	16,424
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(5,354)	(22,820)
Proceeds from sale of property, plant and equipment	1,920	76
Non-cash adjustments	—	(1,656)
Acquisitions, net of cash acquired	—	(2,368)
Net cash used in investing activities	(3,434)	(26,768)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	209,857	367,364
Payments on bank revolving credit notes	(222,443)	(339,993)
Repayments of other long-term debt	—	(119,963)
Deferred financing costs	(206)	—
Proceeds from IPO, net	—	101,763
Purchase of treasury stock	(2,510)	(1,592)
Payments on capital leases	(446)	(323)
Net cash provided (used in) by financing activities	(15,748)	7,256
Net increase (decrease) in cash and cash equivalents	109	(3,088)
Cash and cash equivalents at beginning of period	1	3,089
Cash and cash equivalents at end of period	$110	$1
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,366	$6,288
Cash paid for taxes	$351	$538
Non-cash construction in progress in accounts payable	$201	$1,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Shareholder’s Equity
	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Total
Balance as of December 31, 2019	$183,687	$(4,882)	$22,090	$200,895
Net income	—	—	50	50
Purchase of treasury stock	—	(2,435)	—	(2,435)
ESOP contribution	2,374	2,457	—	4,831
Stock-based compensation	1,582	—	—	1,582
Balance as of March 31, 2020	187,643	(4,860)	22,140	204,923
Net loss	—	—	(7,014)	(7,014)
Purchase of treasury stock	—	(74)	—	(74)
Stock-based compensation	1,159	—	—	1,159
Balance as of June 30, 2020	188,802	(4,934)	15,126	198,994
Net loss	—	—	(1,100)	(1,100)
Stock-based compensation	978	—	—	978
Balance as of September 30, 2020	$189,780	$(4,934)	$14,026	$198,872

	Shareholder’s Equity
	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Total
Balance as of December 31, 2018	$—	$—	$—	$—
Balance as of March 31, 2019	—	—	—	—
Transfer from temporary equity (see Note 17)	133,806	(57,659)	29,698	105,845
Net loss post IPO	—	—	(15,681)	(15,681)
Share issuance - IPO	101,763	—	—	101,763
Stock-based compensation	797	—	—	797
Share repurchases	—	(1,592)	—	(1,592)
Cancellation of treasury stock	(55,369)	55,369	—	—
Balance as of June 30, 2019	180,997	(3,882)	14,017	191,132
Net income	—	—	9,746	9,746
Stock-based compensation	1,338	—	—	1,338
Balance as of September 30, 2019	$182,335	$(3,882)	$23,763	$202,216

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

Nature of Operations

MEC is a leading U.S.-based value-added manufacturing partner that provides a broad range of prototyping and tooling, production fabrication, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, military and other end markets. Along with process engineering and development services, MEC maintains an extensive manufacturing infrastructure with 19 facilities across seven states. These facilities make it possible to offer conventional and computer numerical control (CNC) stamping, shearing, fiber laser cutting, forming, drilling, tapping, grinding, tube bending, machining, welding, assembly and logistic services. MEC also possesses a broad range of finishing capabilities including shot blasting, e-coating, powder coating, wet spray and military grade chemical agent resistant coating (CARC) painting.

Our one operating segment focuses on producing metal components that are used in a broad range of heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agricultural, military and other products.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases, creating Topic 842, which requires lessees to record the assets and liabilities arising from all leases in the statement of financial position. Under ASU 2016-02, lessees will recognize a liability for lease payments and a right-of-use asset. When measuring assets and liabilities, a lessee should include amounts related to option terms, such as the option of extending or terminating the lease or purchasing the underlying asset, that are reasonably certain to be exercised. For leases with a term of 12 months or less, lessees are permitted to make an accounting policy election to not recognize lease assets and liabilities. This guidance retains the distinction between finance leases and operating leases and the classification criteria remains similar to existing guidance. For financing leases, a lessee will recognize the interest on a lease liability separate from amortization of the right-of-use asset. In addition, repayments of principal will be presented within financing activities, and interest payments will be presented within operating activities in the statement of cash flows. For operating leases, a lessee will recognize a single lease cost on a straight-line basis and classify all cash payments within operating activities in the statement of cash flows. For public companies, this guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For as long as the Company remains an “emerging growth company” (EGC), the new guidance is effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on the consolidated financial statements.

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

Note 2. IPO

The IPO of shares of the Company’s common stock was completed in May 2019. In connection with the offering, the Company initially sold 6,250,000 shares of common stock at $17 per share generating proceeds of $99,344, net of underwriting discounts and commissions. Additional shares were also sold under an option granted to the underwriters that same month, resulting in a sale of an additional 152,209 shares of common stock at $17 per share, generating additional proceeds of $2,419, net of underwriting discounts and commissions. IPO proceeds were used to pay down certain indebtedness.

In conjunction with the IPO, the Company issued a stock dividend specific to pre-IPO shares, of approximately 1,334.34-for-1, resulting in the conversion of 10,075 shares in our Employee Stock Ownership Plan to 13,443,484 shares.

Note 3. Select balance sheet data

Inventory

Inventories as of September 30, 2020 and December 31, 2019 consist of:

	September 30, 2020	December 31, 2019
Finished goods and purchased parts	$23,525	$28,664
Raw materials	8,634	10,834
Work-in-process	5,805	6,194
Total	$37,964	$45,692

Property, plant and equipment

Property, plant and equipment as of September 30, 2020 and December 31, 2019 consist of:

	Useful Lives Years*	September 30, 2020	December 31, 2019
Land	Indefinite	$1,033	$1,264
Land improvements	15-39	3,169	3,169
Building and building improvements	15-39	55,022	58,021
Machinery, equipment and tooling	3-10	198,951	204,248
Vehicles	5	3,712	3,738
Office furniture and fixtures	3-7	16,243	15,469
Construction in progress	N/A	1,677	3,154
Total property, plant and equipment, gross		279,807	289,063
Less accumulated depreciation		171,920	164,000
Total property, plant and equipment, net		$107,887	$125,063

Additionally, the Company completed the closure of its Greenwood, SC manufacturing facility during the quarter. The net amount of property, plant and equipment associated with the facility was $3,552, which is classified in assets held for sale on the Condensed Consolidated Balance Sheets as of September 30, 2020.

Goodwill

Changes in goodwill between December 31, 2019 and September 30, 2020 consist of:

Balance as of December 31, 2019	$71,535
Impairment	—
Balance as of September 30, 2020	$71,535

 Intangible Assets

The following is a listing of intangible assets, the useful lives in years (amortization period) and accumulated amortization as of September 30, 2020 and December 31, 2019:

	Useful Lives Years	September 30, 2020	December 31, 2019
Amortizable intangible assets:
Customer relationships and contracts	9-12	$78,340	$78,340
Trade name	10	14,780	14,780
Non-compete agreements	5	8,800	8,800
Patents	19	24	24
Accumulated amortization		(41,612)	(33,582)
Total amortizable intangible assets, net		60,332	68,362
Non-amortizable brand name		3,811	3,811
Total intangible assets, net		$64,143	$72,173

Non-amortizable brand name is tested annually for impairment.

Changes in intangible assets between December 31, 2019 and September 30, 2020 consist of:

Balance as of December 31, 2019	$72,173
Amortization expense	(8,030)
Balance as of September 30, 2020	$64,143

Amortization expense was $2,677 for the three months ended September 30, 2020 and 2019, and $8,030 for the nine months ended September 30, 2020 and 2019.

Future amortization expense is expected to be as followed:

Year ending December 31,
2020 (remainder)	$2,676
2021	$10,706
2022	$6,952
2023	$6,866
2024	$5,192
Thereafter	$27,940

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

In order to provide a means of insurance against future macroeconomic events, we entered into an amendment (Second Amendment) to the Credit Agreement on June 30, 2020. The Second Amendment provides the Company with temporary changes to the total leverage ratio covenant for the period from June 30, 2020, through December 31, 2021, or such earlier date as the Company may elect (Covenant Relief Period), in return for certain increases in interest rates, fees and restrictions on certain activities of the Company, including capital expenditures, acquisitions, dividends and share repurchases. New pricing, which takes effect for the quarters ending on and after September 30, 2020, includes interest at a fluctuating London Interbank Offered Rate (LIBOR) (at a floor of 75 basis points), plus 1.00% – 2.75%, along with the commitment fee ranging from 20 to 50 basis points.

During the Covenant Relief Period, the required ceiling on the Company’s total leverage ratio will be 4.25 to 1.00 for quarters ending June 30, 2020 through and including December 31, 2020, and will decline in quarterly increments to 3.25 to 1.00 through the quarter ending December 31, 2021.

At September 30, 2020, our consolidated total leverage ratio was 2.16 to 1.00 as compared to a covenant maximum of 4.25 to 1.00 in accordance with the Second Amendment of the Credit Agreement.

At September 30, 2020, our interest coverage ratio was 7.44 to 1.00 as compared to a covenant minimum of 3.00 to 1.00 under the Credit Agreement.

Under the Credit Agreement, interest is payable quarterly at the adjusted LIBOR plus an applicable margin based on the current funded indebtedness to adjusted EBITDA ratio. The interest rate was 2.50% and 3.25% as of September 30, 2020 and December 31,

2019, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.20% as of September 30, 2020 and December 31, 2019.

The Company was in compliance with all financial covenants of its credit agreements as of September 30, 2020 and December 31, 2019. The amount borrowed on the revolving credit notes was $59,986 and $72,572 as of September 30, 2020 and December 31, 2019, respectively.

Note 5. Capital lease obligation

Capital leases consist of equipment with a capitalized cost of $3,825 at September 30, 2020 and December 31, 2019, and accumulated depreciation of $1,084 and $598 at September 30, 2020 and December 31, 2019, respectively. Depreciation of $161 and $483 was recognized on the capital lease assets during the three and nine months ended September 30, 2020, respectively, and $196 and $342 during the three and nine months ended September 30, 2019, respectively. Non-cash capital lease transactions amounted to zero for the three and nine months ended September 30, 2020. Future minimum lease payments required under the lease are as follows:

Year ending December 31,
2020 (remainder)	$184
2021	734
2022	734
2023	734
2024	514
Thereafter	226
Total	3,126
Less payment amount allocated to interest	287
Present value of capital lease obligation	$2,839
Current portion of capital lease obligation	619
Long-term portion of capital lease obligation	2,220
Total capital lease obligation	$2,839

Note 6. Operating lease obligation

Operating leases relate to property, plant and equipment. Future minimum lease payments required under the leases are as follows:

Year ending December 31,
2020 (remainder)	$877
2021	3,112
2022	2,300
2023	2,260
2024	1,473
Thereafter	2,981
Total	$13,003

The Company leases certain office space, warehousing facilities, equipment and vehicles under operating lease arrangements with third-party lessors. These lease arrangements expire at various time through December 2028. Total rent expense under the arrangements was approximately $1,128 and $1,223 for the three months ended September 30, 2020 and 2019, respectively, and $3,283 and $3,624 for the nine months ended September 30, 2020 and 2019, respectively.

Note 7. Employee stock ownership plan

Under the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (the ESOP), the Company can make annual contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company. Prior to December 31, 2019, the annual contribution was discretionary except that it must have been at least 3% of the compensation for all safe harbor participants for the plan year. Beginning on January 1, 2020, all contributions are discretionary. For the three months ended September 30, 2020 and 2019, the Company’s ESOP expense amounted to zero and $1,500, respectively. For the nine months ended September 30, 2020 and 2019, the Company’s ESOP expense amounted to zero and $4,500, respectively.

At various times following death, disability, retirement or termination of employment, an ESOP participant is entitled to receive their ESOP account balance in accordance with various distribution methods as permitted under the policies adopted by the ESOP. Prior to the IPO, all distributions were paid to participants in cash.

As of September 30, 2020, and December 31, 2019, the ESOP shares consisted of 10,032,641 and 11,790,113 in allocated shares, respectively. Prior to its IPO, the Company was obligated to repurchase shares in the trust that were not distributed to ESOP participants as determined by the ESOP trustees, and thus the shares were mandatorily redeemable. Subsequent to the IPO, shares are sold in the public market.

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

The 401(k) Plan also provides for employer discretionary profit-sharing contributions and the Board of Directors may authorize discretionary profit-sharing contributions (which are usually approved at the end of each calendar year).

Note 9. Income taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company will refine its estimate based on facts and circumstances by each tax jurisdiction.

For the nine months ended September 30, 2020 our annual effective tax rate (EFT) is 26.80%, excluding discrete items. Income tax expense (benefit) was $733 and ($1,101), and the effective tax rate (ETR) from continuing operations was -199.82% and 12.17% for the three and nine months ended September 30, 2020, respectively. The following caused the ETR to be different from our expected annual ETR at statutory tax rates:

•

For the three and nine months ended September 30, 2020, we recorded a discrete tax expense of zero and $483, respectively, as a result of the removal of a deferred tax asset related to loan fee amortization.

•

For the three and nine months ended September 30, 2020, we recorded a discrete tax expense of $853 for both periods due to the vesting of certain stock-based compensation awards and the change in stock price. The Company expects to have discrete adjustments in the future as long as it continues to issue and have outstanding stock-based compensation awards.

For the nine months ended September 30, 2019, our annual EFT was 23.35% excluding discrete items. Income tax expense (benefit) was estimated at $2,512 and ($231) and the ETR from continuing operations was 19.60% and 3.50% for the three and nine months ended September 30, 2019, respectively.

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

Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements for the three and nine months ended September 30, 2020 and 2019.

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

The Company’s policy for recording interest and penalties associated with potential income tax audits is to record such expense as a component of income tax expense. There were no amounts for penalties or interest recorded as of September 30, 2020. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its positions.

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

For the period subsequent to the IPO, deferrals are assumed to be invested in an investment vehicle based on the options made available to the participant (which does not include Company stock).

The deferred compensation plan provides benefits payable upon separation of service or death. Payments are to be made 30 days after date of separation from service, either in a lump-sum payment or up to five annual installments as elected by the participant when the participant first elects to defer compensation.

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the three months ended September 30, 2020 and 2019, eligible employees elected to defer compensation of $10 for both periods. During the nine months ended September 30, 2020 and 2019, eligible employees elected to defer compensation of $51 and $1,064, respectively. As of September 30, 2020, and December 31, 2019, the total amount accrued for all benefit years under this plan was $25,183 and $24,949, respectively, which is included within the deferred compensation and long-term incentive on the Condensed Consolidated Balance Sheets. These amounts include the initial deferral of compensation as adjusted for (a) subsequent changes in the share value of the Company stock pursuant to the IPO or (b) following the IPO in the investment options chosen by the participants. Total expense for the deferred compensation plan for the three months ended September 30, 2020 and 2019 amounted to $310 and $141, respectively. Total expense for the deferred compensation plan for the nine months ended September 30, 2020 and 2019 amounted to $289 and $10,405, respectively. These expenses are included in profit sharing, bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

The LTIP was terminated in May 2019 in conjunction with the IPO. Total expense for the long-term incentive plan for the three and nine months ended September 30, 2019 amounted to zero and $10,000, respectively. These expenses are included in profit sharing, bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income (Loss).

Note 13. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees, and estimated unpaid claims. As of March 31, 2020, the Company has consolidated benefit plans with no specific stop loss and an aggregate stop loss to limit risk. Expense related to this contract is approximately $4,757 and $4,709 for the three months ended September 30, 2020 and 2019, respectively, and $16,072 and $14,875 for the nine months ended September 30, 2020 and 2019, respectively. An estimated accrued liability of approximately $1,567 and $1,316 was recorded as of September 30, 2020 and December 31, 2019, respectively, for estimated unpaid claims and is included within other current liabilities on the Condensed Consolidated Balance Sheets.

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

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

		Fair Value Measurements at Report Date Using
	Balance at September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Deferred compensation	$25,183	$4,542	$20,641	$—
Total	$25,183	$4,542	$20,641	$—

		Fair Value Measurements at Report Date Using
	Balance at December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Deferred compensation	$24,949	$2,470	$22,479	$—
Total	$24,949	$2,470	$22,479	$—

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

Note 17. Temporary Equity

Prior to our IPO in May 2019, our common stock was considered redeemable under GAAP because of certain repurchase obligations related to the ESOP. As a result, all common shares were recorded as temporary equity (redeemable common shares) on the Condensed Consolidated Balance Sheets at their redemption values as of the respective balance sheet dates.

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

The following table shows all changes to temporary equity during the nine months ended September 30, 2019.

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

Note 18. Revenue Recognition

Contract Assets and Contract Liabilities

The Company has contract assets and contract liabilities, which are included in other current assets and other current liabilities on the Condensed Consolidated Balance Sheet, respectively. Contract assets include products where the Company has satisfied its performance obligation, but receipt of payment is contingent upon delivery. Contract liabilities include deferred tooling revenue, where the performance obligation was not met. The performance obligation is satisfied when the tooling is completed and the customer signs off through the Product Part Approval Process (PPAP). At this time, the tool is placed into service and the cost to build the tooling is released from the balance sheet and included in cost of goods sold.

The Company’s contracts with customers are short-term in nature; therefore, revenue is typically recognized, billed and collected within a 12-month period. The following table reflects the changes in our contract assets and liabilities during the nine months ended September 30, 2020.

(in thousands)	Contract Assets	Contract Liabilities
As of January 1, 2020	$1,589	$914
Net Activity	2,053	840
As of September 30, 2020	$3,642	$1,754

Disaggregated Revenue

The following table represents a disaggregation of revenue by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Outdoor sports	$1,898	$1,869	$5,260	$5,839
Fabrication	56,658	84,814	169,674	267,516
Performance structures	18,543	18,010	42,334	57,086
Tube	12,772	16,484	37,047	57,196
Tank	4,316	8,747	13,399	33,452
Total	94,187	129,924	267,714	421,089
Intercompany sales elimination	(3,112)	(1,413)	(5,452)	(3,716)
Total, net sales	$91,075	$128,511	$262,262	$417,373

Note 19. Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales and net trade receivables:

	Net Sales				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		As of	As of
	2020	2019	2020	2019	September 30, 2020	December 31, 2019
Customer
A	13.3%	13.6%	15.6%	15.4%	10.4%	<10%
B	10.5%	12.4%	10.1%	13.8%	<10%	<10%
C	13.3%	13.9%	11.3%	12.7%	<10%	<10%
D	<10%	<10%	<10%	<10%	<10%	10.4%
E	<10%	<10%	<10%	<10%	<10%	13.5%
F	15.7%	10.1%	11.7%	<10%	12.3%	<10%

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

Stock awards were granted on May 12, 2020, February 27, 2020, and May 8, 2019. There were no stock awards granted prior to this.

During the nine months ended September 30, 2020, 264,991 units vested. For the same period, 125,414 options vested with a strike price of $17.00. There was no vesting for the three months ended September 30, 2020.

As of September 30, 2020, 843,942 options remained outstanding with a weighted average strike price of $9.97 and a weighted average contractual life of 9.31 years remaining.

The Company’s stock-based compensation expense by award type is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
One-time IPO unit awards	$—	$725	$1,029	$1,146
Unit awards	586	412	1,670	661
Option awards	392	201	1,020	328
Stock based compensation expense, net of tax	$978	$1,338	$3,719	$2,135

One-time IPO unit awards are fully expensed as of September 30, 2020.

A rollforward of unrecognized stock-based compensation expense is displayed in the table below. Unrecognized stock-based compensation expense as of September 30, 2020 will be expensed over the remaining requisite service period from which individual award values relate, up to February 27, 2022.

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Units	Options	Total	Units	Options	Total
Beginning Balance	$2,975	$2,019	$4,994	$2,596	$1,124	$3,720
Grants	—	—	—	3,022	2,041	5,063
Forfeitures	(25)	—	(25)	(555)	(518)	(1,073)
Expense	(586)	(392)	(978)	(2,699)	(1,020)	(3,719)
Balance as of September 30, 2020	$2,364	$1,627	$3,991	$2,364	$1,627	$3,991

Note 21. Greenwood Facility Closure and Restructuring

Based on the Company’s investments in new technology and automation, which have resulted in a smaller footprint requirement to maintain manufacturing capacity, the Company announced it would be closing its Greenwood, SC facility on May 6, 2020. The facility closure was finalized during the third quarter of 2020 with all customer components re-distributed amongst five other MEC manufacturing facilities. All customer relationships and manufactured components were maintained through this transition without disruption to our customers.

Costs associated with the closure are being accounted for in accordance with ASC 420 Exit or Disposal Cost Obligations.

For the three months ended September 30, 2020, the Company incurred $687 of costs associated with the facility closure and restructuring including $51 for severance and retention bonuses, $88 for the loss on sale of manufacturing equipment not transferred to another facility, $78 for the buyout of operating leases, and the remainder mostly related to costs to close the facility and relocate equipment to other facilities. For the nine months ended September 30, 2020, the Company incurred $2,524 of costs associated with the facility closure and restructuring, including $282 for severance and retention bonus, $931 for the loss on sale of manufacturing equipment not transferred to another MEC facility, $78 for the buyout of operating leases, $622 for the disposition of inventory, and the remainder mostly related to costs to close the facility and relocate equipment to other facilities. These costs were recognized on the cost of sales line item of the Condensed Consolidated Statements of Comprehensive Income (Loss). The Company expects to incur an immaterial amount of additional costs associated with the facility closure in the fourth quarter this year.

The Greenwood facility has a net book value of approximately $3,552 as of September 30, 2020 and is classified as assets held for sale on the Condensed Consolidated Balance Sheet. Based on information provided by reputable independent third parties, the Company has concluded that the fair value of the facility exceeds its net book value.

The following table summarizes the activity related to the Greenwood restructuring through September 30, 2020:

	Employee Severance and Retention Bonus Reserve	Inventory Excess and Obsolescence Reserve	Other	Total
Balance as of March 31, 2020	$—	$—	$—	$—
Charges	231	638	969	1,838
Cash receipts (payments)	(34)	—	(969)	(1,003)
Accrual adjustments	—	—	—	—
Balance as of June 30, 2020	197	638	—	835
Charges	51	(16)	652	687
Cash receipts (payments)	(248)	16	(652)	(884)
Accrual adjustments	—	(638)	—	(638)
Balance as of September 30, 2020	$—	$—	$—	$—

As a result of the Greenwood facility closure, future earnings and cash flows will no longer be impacted by the depreciation associated with the assets disposed of or the facility, maintenance costs of the facility, and facility personnel expenses.

Assets disposed of had a net book value of $2,475 with a remaining useful life of approximately 3 years resulting in approximately $825 of annual depreciation expense that will no longer be incurred. The facility has a net book value of $3,552 as of September 30, 2020 with a remaining weighted average useful life of approximately 27 years resulting in approximately $133 of annual depreciation expense that will no longer be incurred.

The Company incurred approximately $800 of annual facility maintenance costs, including utilities, that will no longer be incurred.

Total personnel costs associated with the facility were approximately $2,250 for the first quarter 2020 resulting in approximately $9,000 of annual personnel expenses, of which the majority of these costs will be transitioned to the other five MEC facilities that will now be manufacturing these components. As previously mentioned, all customer relationships and manufacturing programs were retained through the transition.

The aforementioned depreciation, maintenance costs, and personnel expenses associated with the Greenwood facility have been classified as cost of sales on the Condensed Consolidated Statements of Comprehensive Income (Loss).

Note 22. Subsequent events

The company evaluated events and transactions for potential recognition or disclosure in the interim unaudited Condensed Consolidated Financial Statements through November 3, 2020, the date on which the interim unaudited Condensed Consolidated Financial Statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in the understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as such were previously supplemented and amended in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, and “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 and our unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item I of this Quarterly Report on Form 10-Q. In this discussion, we use certain non-GAAP financial measures. Explanation of these non-GAAP financial measures and reconciliation to the most directly comparable GAAP financial measures are included in this Management Discussion and Analysis of Financial Condition and Results of Operations. Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.

All amounts are presented in thousands except share amounts, per share data, years and ratios.

Overview

MEC is a leading U.S.-based value-added manufacturing partner that provides a broad range of prototyping and tooling, production fabrication, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy-and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, military and other end markets. We have developed long-standing relationships with our blue-chip customers based upon a high level of experience, trust and confidence.

Our one operating segment focuses on producing metal components that are used in a broad range of heavy-and medium-duty commercial vehicles, construction & access equipment, powersports, agricultural, military and other products.

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

For the three and nine months ended September 30, 2020, net sales reflected the significant disruption we encountered primarily due to COVID-19 with customer shutdowns, demand changes, and continued destocking, which were most apparent in the Commercial Vehicle, Agriculture and Construction & Access Equipment end markets served. Despite MEC and its customer base carrying the essential business designation, customer production facilities shut down 5 – 6 weeks on average during the second quarter due to COVID-19. As a direct result of the customer shutdowns, MEC temporarily halted production at some of its facilities during the second quarter. Customer manufacturing facilities gradually reopened toward the end of the second quarter, but MEC production volumes remain below pre-pandemic levels as of the end of the third quarter with all MEC facilities open. Despite the decline in volumes for the second and third quarters, all existing customer relationships and manufacturing programs remain intact. While end markets have started to stabilize, we have improved our near- and long-term cost structure through facility and process optimization and are actively working with our customers to grow our partnerships while pursuing incremental sales through a wide range of new customer and market opportunities.

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

How We Assess Performance

Net Sales. Net sales reflect sales of our components and products net of allowances for returns and discounts. In addition to COVID-19, several factors affect our net sales in any given period, including general economic conditions, weather, timing of acquisitions and the production schedules of our customers. Net sales are recognized at the time of shipment to the customer.

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

Adjusted EBITDA represents EBITDA before transaction fees incurred in connection with the acquisition of Defiance Metal Products Co., Inc. (DMP) and the IPO, the loss on debt extinguishment relating to our December 2018 credit agreement, non-cash purchase accounting charges including costs recognized on the step-up of acquired inventory and contingent consideration fair value adjustments, one-time increases in deferred compensation and long-term incentive plan expenses related to the IPO, stock-based compensation, and restructuring expenses related to the closure of the Greenwood facility. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA and Adjusted EBITDA Margin as management uses these measures as key performance indicators, and we believe they are measures frequently used by securities analysts, investors and other parties to evaluate companies in our industry. These measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP.

Starting in the first quarter of 2020, we excluded stock-based compensation expense from Adjusted EBITDA. Management excludes this charge when evaluating the performance of the business because it is a non-cash charge, and the Company is able to fund vesting obligations through treasury shares. Further, the exclusion of these charges aligns with the calculation of Adjusted EBITDA for purposes of our covenant calculations under the Credit Agreement. And finally, revaluations of grant date fair values can vary significantly with the passage of time without any accounting impact. For example, the fair value of the stock-based compensation awards granted in May 2019 would have been approximately half of that value had they been granted at the end of this quarter.

Our calculation of EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to the similarly named measures reported by other companies. Potential differences between our measures of EBITDA and Adjusted EBITDA compared to other similar companies’ measures of EBITDA and Adjusted EBITDA may include differences in capital structure and tax positions.

The following table presents a reconciliation of net income (loss), the most directly comparable measure calculated in accordance with GAAP, to Adjusted EBITDA, and the calculation of Adjusted EBITDA Margin for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(1,100)	$9,746	$(8,064)	$(3,079)
Interest expense	647	987	2,110	5,811
Provision (benefit) for income taxes	733	2,512	(1,101)	(231)
Depreciation and amortization	7,894	8,297	24,334	24,652
EBITDA	8,174	21,543	17,279	27,153
Loss on the extinguishment of debt	—	—	—	154
Costs recognized on step-up of acquired inventory	—	—	—	395
Contingent consideration revaluation	—	(9,598)	—	(6,054)
Deferred compensation expense specific to IPO	—	—	—	10,159
Long term incentive plan expense specific to IPO	—	—	—	9,921
Other IPO and DMP acquisition related expenses	—	900	—	5,288
IPO stock-based compensation expense	—	725	1,029	1,146
Stock based compensation expense	978	613	2,690	989
Greenwood restructuring charges	687	—	2,524	—
Adjusted EBITDA	$9,839	$14,183	$23,522	$49,151
Net sales	$91,075	$128,511	$262,262	$417,373
EBITDA Margin	9.0%	16.8%	6.6%	6.5%
Adjusted EBITDA Margin	10.8%	11.0%	9.0%	11.8%

Consolidated Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

	Three Months Ended September 30,
	2020		2019		Increase (Decrease)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount Change	% Change
Net sales	$91,075	100.0%	$128,511	100.0%	$(37,436)	-29.1%
Cost of sales	81,340	89.3%	113,941	88.7%	(32,601)	-28.6%
Manufacturing margins	9,735	10.7%	14,570	11.3%	(4,835)	-33.2%
Amortization of intangibles	2,677	2.9%	2,677	2.1%	—	0.0%
Profit sharing, bonuses and deferred compensation	2,288	2.5%	678	0.5%	1,610	237.5%
Employee stock ownership plan expense	—	0.0%	1,500	1.2%	(1,500)	-100.0%
Other selling, general and administrative expenses	4,490	4.9%	6,068	4.7%	(1,578)	-26.0%
Contingent consideration revaluation	—	0.0%	(9,598)	-7.5%	9,598	100.0%
Income from operations	280	0.3%	13,245	10.3%	(12,965)	-97.9%
Interest expense	(647)	0.7%	(987)	0.8%	(340)	-34.4%
Provision for income taxes	733	0.8%	2,512	2.0%	(1,779)	-70.8%
Net income (loss) and comprehensive income (loss)	$(1,100)	-1.2%	$9,746	7.6%	$(10,846)	-111.3%
EBITDA	$8,174	9.0%	$21,543	16.8%	$(13,369)	-62.1%
Adjusted EBITDA	$9,839	10.8%	$14,183	11.0%	$(4,344)	-30.6%

Net Sales. Net sales were $91,075 for the three months ended September 30, 2020 as compared to $128,511 for the three months ended September 30, 2019, a decrease of $37,436, or 29.1%. This change is due to volume reductions across nearly all end markets served driven by COVID-19 and the continued customer destocking activities within the Agriculture and Construction & Access Equipment end markets served. Despite the volume declines, all existing customer relationships and manufacturing programs remain intact.

Manufacturing Margins. Manufacturing margins were $9,735 for the three months ended September 30, 2020 as compared to $14,570 for the three months ended September 30, 2019, a decrease of $4,835, or 33.2%. The decline was driven by the aforementioned sales volume reductions resulting in under-absorbed manufacturing costs. In addition, $687 of restructuring costs were charged to cost of sales in the current period related to the Greenwood facility closure, the details of which are outlined in Note 21 of the Condensed Consolidated Financial Statements.

Manufacturing margin percentages were 10.7% for the three months ended September 30, 2020, as compared to 11.3% for the three months ended September 30, 2019, a decline of 60 basis points. This decline was mostly attributable to lower sales volumes due to COVID-19 resulting in under-absorbed fixed overhead costs along with the $687 of restructuring charges to cost of sales in the current period related to the Greenwood facility closure. Based on the business realignment and cost reduction initiatives enacted, the Company believes manufacturing margin percentages should improve beyond historical percentages when volumes return to historical levels.

Amortization of Intangibles Expense. Amortization of intangibles expense was $2,677 for both the three months ended September 30, 2020 and 2019.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit sharing, bonuses, and deferred compensation expenses were $2,288 for the three months ended September 30, 2020 as compared to $678 for the three months ended September 30, 2019, an increase of $1,610, or 237.5%. This change was primarily driven by the re-establishment of some year-to-date discretionary bonus and 401(k) related accruals that had been eliminated in the second quarter this year due to the uncertainty caused by COVID-19 at that time.

Employee Stock Ownership Plan Expense. Employee stock ownership plan expense was zero for the three months ended September 30, 2020 as compared to $1,500 for the three months ended September 30, 2019, a decrease of $1,500, or 100.0%. Prior to December 31, 2019, the annual ESOP contribution was discretionary except that it must have been at least 3% of the compensation for all safe harbor participants for the plan year. Beginning in 2020, all contributions are discretionary. The change is due to the decision to eliminate this particular discretionary contribution for the fiscal year 2020 as a result of lower financial performance due to the impacts of COVID-19.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $4,490 for the three months ended September 30, 2020 as compared to $6,068 for the three months ended September 30, 2019, a decrease of $1,578, or 26.0%. The prior year period includes an additional $900 of one-time IPO related expenses. Excluding the one-time charges, these expenses decreased $678 driven by synergies achieved through the integration of DMP, lower travel and entertainment expenses in the current period due to COVID-19 restrictions, and other cost saving initiatives.

Contingent Consideration Revaluation. The DMP purchase agreement provided for a payout to the previous shareholders of DMP of $7,500, but not more than $10,000 if a certain level of EBITDA was generated during the twelve-month period ended September 30, 2019. We estimated the fair value of the contingent consideration payable balance of $6,076 as of the acquisition date of December 14, 2018. We then remeasured the fair value each quarter through September 30, 2019, with the change recorded as a contingent consideration revaluation adjustment. Based on our calculations in accordance with the purchase agreement, and as agreed to by DMP’s former shareholders, it was determined DMP’s EBITDA fell short of the payout threshold and as a result, the contingent consideration payable balance of $9,598 was adjusted to zero, resulting in income of this amount for the three months ended September 30, 2019.

Interest Expense. Interest expense was $647 for the three months ended September 30, 2020 as compared to $987 for the three months ended September 30, 2019, a decrease of $340, or 34.4%. The change is due to lower borrowings during the third quarter of 2020 as compared to the third quarter of 2019 along with lower interest rates attributable to the more favorable terms afforded under the Amended & Restated Credit Agreement.

Provision for Income Taxes. Income tax expense was $733 for the three months ended September 30, 2020 as compared to $2,512 for the three months ended September 30, 2019. Please reference Note 9 of the Condensed Consolidated Financial Statements for more specifics. As of September 30, 2020, our federal operating loss (NOL) carryforward was approximately $23,000 driven by the pretax losses incurred in the current year along with the entirety of the prior year. The NOL does not expire and will be used to offset future pretax income. We expect our long-term effective tax rate to be 26%, based on current tax regulations.

Net Income (Loss) and Comprehensive Income (Loss). Net loss and comprehensive loss were $1,100 for the three months ended September 30, 2020 as compared to net income and comprehensive income of $9,746 for the three months ended September 30, 2019. The decrease of $10,846 was primarily due to the reversal of the contingent consideration payable during the prior period and other previously discussed items.

EBITDA and EBITDA Margin. EBITDA and EBITDA Margin were $8,174 and 9.0%, respectively, for the three months ended September 30, 2020 as compared to $21,543 and 16.8%, respectively, for the three months ended September 30, 2019. The

$13,369 decrease in EBITDA was primarily due to the reversal of the contingent consideration payable during the prior period and the Greenwood restructuring costs and adverse impacts of COVID-19 in the current period.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $9,839 and 10.8%, respectively, for the three months ended September 30, 2020, as compared to $14,183 and 11.0%, respectively, for the three months ended September 30, 2019. The decrease in Adjusted EBITDA of $4,344 was primarily due to the adverse impacts of COVID-19 in the current period.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

	Nine Months Ended September 30,
	2020		2019		Increase (Decrease)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount Change	% Change
Net sales	$262,262	100.0%	$417,373	100.0%	$(155,111)	-37.2%
Cost of sales	241,838	92.2%	362,689	86.9%	(120,851)	-33.3%
Manufacturing margins	20,424	7.8%	54,684	13.1%	(34,260)	-62.7%
Amortization of intangibles	8,030	3.1%	8,030	1.9%	—	0.0%
Profit sharing, bonuses and deferred compensation	4,807	1.8%	25,258	6.1%	(20,451)	-81.0%
Employee stock ownership plan expense	—	0.0%	4,500	1.1%	(4,500)	-100.0%
Other selling, general and administrative expenses	14,642	5.6%	20,296	4.9%	(5,654)	-27.9%
Contingent consideration revaluation	—	0.0%	(6,054)	-1.5%	6,054	100.0%
Gain (loss) from operations	(7,055)	-2.7%	2,655	0.6%	(9,710)	-365.7%
Interest expense	(2,110)	0.8%	(5,811)	1.4%	(3,701)	-63.7%
Loss on extinguishment of debt	—	0.0%	(154)	0.0%	(154)	-100.0%
Benefit for income taxes	(1,101)	-0.4%	(231)	-0.1%	870	376.6%
Net loss and comprehensive loss	$(8,064)	-3.1%	$(3,079)	-0.7%	$4,985	161.9%
EBITDA	$17,279	6.6%	$27,153	6.5%	$(9,874)	-36.4%
Adjusted EBITDA	$23,522	9.0%	$49,151	11.8%	$(25,629)	-52.1%

Net Sales. Net sales were $262,262 for the nine months ended September 30, 2020 as compared to $417,373 for the nine months ended September 30, 2019, a decrease of $155,111, or, 37.2%. This change is primarily attributed to volume reductions across nearly all end markets served driven by COVID-19 and the continued impact of market demand changes and related destocking activities, which was most apparent in the Commercial Vehicle, Agricultural, and Construction & Access Equipment end markets served. Despite the volume declines, all existing customer relationships and manufacturing programs remain intact.

Manufacturing Margins. Manufacturing margins were $20,424 for the nine months ended September 30, 2020 as compared to $54,684 for the nine months ended September 30, 2019, a decrease of $34,260, or, 62.7%. The decline was mainly driven by the aforementioned volume reductions driven by COVID-19 along with the continued impact of market demand changes and destocking activities, and $2,524 of restructuring costs related to the Greenwood facility consolidation, the details of which are outlined in Note 21 of the Condensed Consolidated Financial Statements. In addition, costs of sales includes approximately $775 of inventory obsolescence and health care charges specific to the estimated potential impacts of COVID-19.

Our traditional methods of determining inventory obsolescence and health care accruals significantly rely upon historical data. When estimating the approximately $775 of COVID-19 reserves during the first quarter of the current year, we had neither historical information, nor much other data from which to compute an estimated impact for this type of event. Nevertheless, the Company believes the obvious risk posed by the pandemic may have a financial impact in these areas. This charge for these COVID-19 specific accruals represents our best good faith estimate of the potential financial impact to the Company based on information available to us. Due to the continued risk posed by COVID-19, these reserves have remained mostly unchanged since establishment. We will continue to evaluate and report on our position with respect to these reserves as we work through the pandemic.

Manufacturing margin percentages were 7.8% for the nine months ended September 30, 2020 as compared to 13.1%, of net sales for the nine months ended September 30, 2019, a decline of 530 basis points. This decline was mostly attributable to the aforementioned impacts of COVID-19, market demand changes, destocking activities, Greenwood facility restructuring costs, and COVID-19 specific accruals. Based on the cost reduction initiatives enacted, the Company believes manufacturing margin percentages should improve beyond historical percentages when volumes return to historical levels.

Amortization of Intangibles Expense. Amortization of intangibles expense was $8,030 for both the nine months ended September 30, 2020, and 2019.

Profit Sharing, Bonuses and Deferred Compensation Expense. Profit sharing, bonuses and deferred compensation expenses were $4,807 for the nine months ended September 30, 2020 as compared to $25,258 for the nine months ended September 30, 2019, a decrease of $20,451, or 81.0%. The prior year included $20,080 of one-time IPO expenses, including $10,159 for deferred compensation and $9,921 for long-term incentive plan. Excluding these items from the prior year, these expenses decreased by $371. The decrease is primarily due to lower financial performance mostly from the impacts of COVID-19.

Employee Stock Ownership Plan Expense. Employee stock ownership plan expense was zero for the nine months ended September 30, 2020 as compared to $4,500, for the nine months ended September 30, 2019, a decrease of $4,500, or 100.0%. Prior to December 31, 2019, the annual ESOP contribution was discretionary except that it must have been at least 3% of the compensation for all safe harbor participants for the plan year. Beginning in 2020, all contributions are discretionary. The change is due to the decision to eliminate this particular discretionary contribution for the fiscal year 2020 as a result of lower financial performance mostly due to the impacts of COVID-19.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $14,642 for the nine months ended September 30, 2020 as compared to $20,296 for the nine months ended September 30, 2019, a decrease of $5,654, or 27.9%. The prior year period includes $5,288 of one-time other IPO and DMP acquisition related expenses. Excluding these one-time charges, these expenses decreased $366. The decrease was driven by synergies achieved through the integration of DMP, lower travel and entertainment expenses in the current period due to COVID-19 restrictions, and other cost saving initiatives initiated in the current year.

Contingent Consideration Revaluation. The DMP purchase agreement provided for a payout to the previous shareholders of DMP of $7,500, but not more than $10,000 if a certain level of EBITDA was generated during the twelve-month period ended September 30, 2019. We estimated the fair value of the contingent consideration payable balance of $6,076 as of the acquisition date of December 14, 2018. We then remeasured the fair value each quarter through September 30, 2019, with the change recorded as a contingent consideration revaluation adjustment. Based on our calculations in accordance with the purchase agreement, and as agreed to by DMP’s former shareholders, it was determined DMP’s EBITDA fell short of the payout threshold and as a result, the contingent consideration payable balance of $9,598 was adjusted to zero, resulting in income of $6,054 for the nine months ended September 30, 2019.

Interest Expense. Interest expense was $2,110 for the nine months ended September 30, 2020 as compared to $5,811 for the nine months ended September 30, 2019, a decrease of $3,701, or 63.7%. The change is due to lower borrowings during the current period as compared to the same prior year period along with lower interest rates attributable to the more favorable terms afforded under the Amended & Restated Credit Agreement.

Benefit for Income Taxes. Income tax benefit was $1,101 for the nine months ended September 30, 2020 as compared to $231 for the nine months ended September 30, 2019. The increase is due to a greater pretax loss in the current period. Please reference Note 9 of the Condensed Consolidated Financial Statements for more specifics. As of September 30, 2020, our federal NOL carryforward was approximately $23,000 driven by the pretax losses incurred during the current year and the entirety of the prior year.  The NOL does not expire and will be used to offset future pretax income. We expect our long-term effective tax rate to be 26%, based on current tax regulations.

Net Loss and Comprehensive Loss. Net loss and comprehensive loss were $8,064 for the nine months ended September 30, 2020 as compared to $3,079 for the nine months ended September 30, 2019. The increase of $4,984 was due to the previously discussed items.

EBITDA and EBITDA Margin. EBITDA and EBITDA Margin were $17,279 and 6.6%, respectively, for the nine months ended September 30, 2020 as compared to $27,153 and 6.5%, respectively, for the nine months ended September 30, 2019. The $9,874 decrease in EBITDA was primarily due to the reduction in sales volumes driven by COVID-19, the decline in market demand, destocking activities, along with the Greenwood facility closure costs in the current period collectively having a greater impact than the one-time IPO costs incurred during the prior period.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $23,522 and 9.0%, respectively, for the nine months ended September 30, 2020 as compared to $49,151 and 11.8%, respectively, for the nine months ended September 30, 2019. The decrease in Adjusted EBITDA of $25,629 was primarily due to the reduction in sales volumes in the current period driven by COVID-19, the decline in market demand, and destocking activities.

Liquidity and Capital Resources

Cash Flows Analysis

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2020	2019	$Change	% Change
Net cash provided by operating activities	$19,291	$16,424	2,867	17.5%
Net cash used in investing activities	(3,434)	(26,768)	23,334	87.2%
Net cash provided by (used in) financing activities	(15,748)	7,256	(23,004)	-317.0%
Net change in cash	$109	$(3,088)	$3,197	103.5%

Operating Activities. Cash provided by operating activities was $19,291 for the nine months ended September 30, 2020, as compared to $16,424 for the nine months ended September 30, 2019. The $2,867, or 17.5% increase in operating cash flows was primarily due to a greater reduction in inventory, prepaids and other assets, along with beneficial changes in a variety of other operating assets and liability categories in the current year as compared to the same prior year period. Changes to pricing, payment terms and credit terms did not have a significant impact on changes to working capital items, or any other element of the operating cash flow activities, for the periods presented.

Investing Activities. Cash used in investing activities was $3,434 for the nine months ended September 30, 2020, as compared to $26,768 for the nine months ended September 30, 2019. The $23,334, or 87.2% decrease in cash used in investing activities was driven by our capital spend changing from a focus on investments in new technology and automation in 2019 to leveraging those investments and preserving cash in 2020. In addition, due to the Greenwood facility closure, the company generated more proceeds for the sale of equipment in the current period as compared to the same prior year period.

Financing Activities. Cash used in financing activities was $15,748 for the nine months ended September 30, 2020, as compared to cash provided by financing activities of $7,256 for the nine months ended September 30, 2019. The $23,004 change was driven by the use of operating cash flow in the current period to pay down debt and purchase of stock as compared to net cash provided by financing activities in the prior year driven by the IPO proceeds.

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

At September 30, 2020, the interest rate on outstanding borrowings under the Revolving Loan was 2.50%. At September 30, 2020, we had availability of approximately $140,000 under the Revolving Loan.

We must pay a commitment fee at a rate of 0.20% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Credit Agreement. We must also pay fees as specified in the Fee Letter (as defined in the Credit Agreement) and with respect to any letters of credit issued under the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness, create or incur liens, make certain investments, merge or consolidate with another entity, make certain asset dispositions, pay dividends or other distributions to shareholders, enter into transactions with affiliates, enter into sale leaseback transactions or make capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum interest coverage ratio of 3.00 to 1.00. At September 30, 2020, our interest coverage ratio was 7.44 to 1.00. The Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 3.25 to 1.00, although such leverage ratio can be increased in connection with certain acquisitions. This ratio was increased through the Second Amendment to the Credit Agreement to 4.25 to 1.00 for this quarter, as discussed in more detail below. As of September 30, 2020, our consolidated total leverage ratio was 2.16 to 1.00.

The Credit Agreement includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, material money judgments, and failure to maintain subsidiary guarantees. If an event of default occurs, the Agent will be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement, termination of the credit facility, and all other actions permitted to be taken by a secured creditor.

Second Amendment to the Credit Agreement

On June 30, 2020, the Company entered into an amendment (Second Amendment) to the Credit Agreement. The Second Amendment provides the Company with temporary relief regarding a financial covenant (the consolidated total leverage ratio) for the period from June 30, 2020, through December 31, 2021, or such earlier date as the Company may elect (Covenant Relief Period), in return for certain increases in interest rates and fees and restrictions on certain activities of the Company, including capital expenditures, acquisitions, dividends and share repurchases. New pricing, which takes effect for the quarters ended on and after September 30, 2020, includes interest at a fluctuating LIBOR (at a floor of 75 basis points), plus 1.00% – 2.75%, along with the commitment fee ranging from 20 to 50 basis points.

During the Covenant Relief Period, the required ceiling on the Company’s consolidated total leverage ratio will be 4.25 to 1.00 for quarters ending June 30, 2020 through and including December 31, 2020 and will decline in quarterly increments to 3.25 to 1.00 for the quarter ending December 31, 2021.

As of September 30, 2020, our consolidated total leverage ratio was 2.16 to 1.00 in accordance with the Second Amendment of the Credit Agreement.

At September 30, 2020, we were in compliance with all covenants under the Credit Agreement and the Second Amendment.

Capital Requirements and Sources of Liquidity

During the nine months ended September 30, 2020 and 2019, our capital expenditures were $5,354 and $22,820, respectively. The decrease of $17,466 was driven by shifts in focuses from investments in new technology and automation in 2019 to leveraging those investments and controlling spend in 2020. Capital expenditures for the full year 2020 are expected to be approximately $10,000 to $13,000. The greater the adverse impact COVID-19 has on the business, the closer we expect to be on the lower end of this range.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. At September 30, 2020, we had immediate availability of approximately $140,000 through our Revolving Loan and another $100,000 through an accordion feature under our Credit Agreement, subject to the covenants under the Credit Agreement and Second Amendment. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital. We will continue to have access to the availability currently provided under the Credit Agreement as long as we remain compliant with the financial covenants. Based on our estimates of the impact of COVID-19 at this time, we expect to be in compliance with these financial covenants through 2020 and beyond.

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

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at September 30, 2020:

		Payments Due by Period
(in thousands)	Total	2020 (Remainder)	2021 – 2022	2023 – 2024	Thereafter
Long-term debt principal payment obligations (1)	$59,986	$—	$—	$59,986	$—
Forecasted interest on debt payment obligations (2)	6,478	405	3,239	2,834	—
Capital lease obligations	3,126	184	1,468	1,248	226
Operating lease obligations	13,003	877	5,412	3,733	2,981
Total	$82,593	$1,466	$10,119	$67,801	$3,207
(1)	The long-term amounts in the table include principal payments under the Company’s Credit Agreement, which expires in 2024.
(2)	Forecasted interest on debt obligations based on the debt balance, interest rate and unused fee as of September 30, 2020.

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

The amount borrowed under the Revolver Loan under the Credit Agreement was $60.0 million as of September 30, 2020. The interest rate was 2.50% as of September 30, 2020. Please see “Liquidity and Capital Resources - Amended and Restated Credit Agreement” in Part I, Item 2 of this Quarterly Report on Form 10-Q and Note 4 in the Notes to the Unaudited Condensed Consolidated Financial Statements for more specifics.

A hypothetical 100-basis-point increase in interest rates would have resulted in an additional $0.2 million of interest expense based on our variable rate debt at September 30, 2020. We do not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect our cash flow.

Commodity Risk

We source a wide variety of materials and components from a network of suppliers. While such materials are generally available from numerous suppliers, commodity raw materials, such as steel, aluminum, copper, paint and paint chemicals, and other production costs are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and in many cases utilize contracts with those customers to mitigate the impact of commodity raw material price fluctuations. As of September 30, 2020, we did not have any commodity hedging instruments in place.

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

We have taken numerous steps to enhance our internal control environment during 2019 and to date in 2020. While preparing for our initial public offering, as of December 31, 2018, we had identified two material weaknesses in the design and operation of our internal control over financial reporting. As of December 31, 2019, we have concluded that one of the previously identified material weaknesses has been remediated and the other has been partially remediated. The previously identified deficiencies, that represented the two material weaknesses, included the preparation and review of journal entries, a limited number of personnel with a level of GAAP accounting knowledge commensurate with our financial reporting requirements and certain information technology general controls specific to segregation of duties, systems access and change management processes. However, deficiencies in our control environment, specifically deficiencies related to a lack of consistently documented accounting policies and procedures and a lack of formalized controls over the accounting and recording of complex and significant unusual transactions, which we have collectively determined aggregate to a material weakness, remained as of September 30, 2020. We are currently enacting a number of steps to enhance our control over financial reporting and address this material weakness, including: enhancing our internal review procedures during the financial statement close process, and designing and implementing consistent policies throughout the Company; however, our current efforts to design and implement effective controls may not be sufficient to remediate the material weakness described above or prevent future material weaknesses or other deficiencies from occurring. Despite these actions, we may identify additional material weaknesses in our internal control over financial reporting in the future.

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

Commencing with our Annual Report on Form 10-K for the year ending December 31, 2020 we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes Oxley Act. We have expended significant resources in developing the necessary documentation and testing procedures required by Section 404. If we fail to implement the requirements of Section 404 in a timely manner, regulatory authorities such as the SEC or the Public Company Accounting Oversight Board, might subject us to sanctions or investigation. We cannot be certain that the actions we have undertaken to improve our internal controls over financial reporting will be sufficient, or that we will be able to implement our planned processes and procedures in a timely manner.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to purchases we made of shares of our common stock during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2020	—	$—	—	$19,896,405
August 1-31, 2020	—	$—	—	$19,896,405
September 1-30, 2020	—	$—	—	$19,896,405
Total	—		—

(1)	On October 28, 2019 our board of directors authorized the purchase of up to $25.0 million of shares of our common stock. This authorization expires on December 31, 2021.

Item 5. Other Information.

On November 3, 2020, the Company entered into Change in Control Employment and Severance Agreements (“Change in Control Agreements”) with Robert D. Kamphuis, the Company’s Chairman, President and Chief Executive Officer; Todd M. Butz, the Company’s Chief Financial Officer; Ryan F. Raber, the Company’s Executive Vice President – Strategy, Sales & Marketing; and Randall P. Stille, the Company’s Chief Operating Officer.

The Change in Control Agreements will provide for certain protections relating to the executive officers’ employment during a two-year period following a change in control of the Company. If, during the protected period, the executive officer’s employment is terminated by the Company without cause, other than by reason of death or disability, or the executive officer terminates his employment with good reason, then, if the executive officer provides a release of claims, he will be entitled to a severance payment of two times (three times, in the case of the CEO) the sum of his annual base salary and target annual bonus.

In addition, the executive officer will be entitled to continued life insurance, hospitalization, medical and dental coverage for 24 months (36 months, in case of the CEO) following the termination of employment. Any equity-based and cash incentive awards granted after the change of control will be deemed immediately earned or vested in full as of the termination of employment.

Prior to a change in control, the Change in Control Agreements do not restrict the Company’s right to terminate the executive officer’s employment for any reason. However, if the executive officer’s employment is terminated by the Company without cause within 180 days prior to a change in control and the executive officer reasonably demonstrates that the termination was at the request of the acquirer or otherwise arose in connection with or in anticipation of the change in control, the executive officer will be entitled to the protections described above.

The Change in Control Agreements impose restrictive covenants on the executive officers, including non-solicitation of Company customers, non-competition with the Company and non-interference with Company employees during the executive officer’s employment and for 12 months after employment ends. The Change in Control Agreements also obligate executive officers to protect the Company’s confidential information.

The Change in Control Agreements do not provide for any tax gross-ups. To the extent payments in connection with the change in control would trigger the parachute payment excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, then the executive officer will either receive the total payments and pay the excise tax or have the total payments reduced such that no excise tax will be imposed, whichever is better for the executive officer on an after-tax basis.

The foregoing summary of the Change in Control Agreements is not complete and is qualified in its entirety by reference to the full text of the forms of Change in Control Agreements, copies of which are filed herewith as Exhibits 10.1 and 10.2 and are incorporated herein by reference.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Change in Control Employment and Severance Agreement between Mayville Engineering Company, Inc. and each of Robert D. Kamphuis and Todd M. Butz.

10.2	Form of Change in Control Employment and Severance Agreement between Mayville Engineering Company, Inc. and each of Ryan F. Raber and Randall P. Stille.

10.3

Second Amendment, dated as of June 30, 2020, to the Amended and Restated Credit Agreement, dated as of September 26, 2019, by and among Mayville Engineering Company, Inc., the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent for the lenders, and Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 001-38894) filed on July 6, 2020).

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

Mayville Engineering Company, Inc.

Date: November 3, 2020	By:	/s/ Robert D. Kamphuis
Robert D. Kamphuis
Chairman, President & Chief Executive Officer

	By:	/s/ Todd M. Butz
Todd M. Butz
Chief Financial Officer