Form 10-K
period 2020-12-31
Mayville Engineering Company, Inc.
filed 2021-03-05
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on June 30, 2020, was $153,276,957.

The number of shares of the Registrant’s Common Stock outstanding as of February 15, 2021 was 20,059,390.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference to the Registrant’s proxy statement for its 2021 annual meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2020.

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

Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2020, as such may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q, and the following:

•

the negative impacts the coronavirus (COVID-19) has had and will continue to have on our business, financial condition, cash flows, results of operations and supply chain (including future uncertain impacts);

•	failure to compete successfully in our markets;
•	risks relating to developments in the industries in which our customers operate;
•	our ability to maintain our manufacturing, engineering and technological expertise;
•	the loss of any of our large customers or the loss of their respective market shares;
•	risks related to scheduling production accurately and maximizing efficiency;
•	our ability to realize net sales represented by our awarded business;
•	our ability to successfully identify or integrate acquisitions;
•	risks related to entering new markets;
•	our ability to develop new and innovative processes and gain customer acceptance of such processes;
•	our ability to recruit and retain our key executive officers, managers and trade-skilled personnel;
•	risks related to our information technology systems and infrastructure;
•	manufacturing risks, including delays and technical problems, issues with third-party suppliers, environmental risks and applicable statutory and regulatory requirements;
•	political and economic developments, including foreign trade relations and associated tariffs;
•	volatility in the prices or availability of raw materials critical to our business;
•	results of legal disputes, including product liability, intellectual property infringement and other claims;
•	risks associated with our capital-intensive industry;
•	risks related to our treatment as an S Corporation prior to the consummation of our initial public offering of common stock (IPO); and
•	risks related to our employee stock ownership plan’s treatment as a tax-qualified retirement plan.

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

General

MEC is a leading U.S.-based value-added manufacturing partner that provides a broad range of prototyping and tooling, production fabrication, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, military and other end markets. We have developed long-standing relationships with our blue-chip customers based upon a high level of experience, trust and confidence. “We Make Things Simple” by providing a diverse set of process offerings and a “one stop shop” for end-to-end solutions with benefits throughout the entire product lifecycle, including front-end collaboration in design and prototyping, product manufacturing, aftermarket components and ancillary supply chain benefits. Founded as a corporation in 1945 and headquartered in Mayville, Wisconsin, we are a leading Tier I U.S. supplier of highly engineered components to original equipment manufacturer (OEM) customers with leading position in their respective markets. We are focused on producing the highest quality components using complex processes at the lowest cost by working with customers throughout the product design and development process to establish optimal solutions.  Our engineering expertise and technical know-how allow us to add value through every product redevelopment cycle (generally every three to five years for our customers). According to The Fabricator, we have been ranked as the largest fabricator in the United States for the past ten years in a row (2011 – 2020). We are more than two times the size of our next largest competitor, based on The Fabricator’s projections for revenue for metal fabricating companies.

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

Our key customers have globally recognized brands and demand the highest product quality and expertise. Over our 75-year history, we have developed capabilities and provide solutions that result in customer loyalty and long-standing relationships, which we call “Experience You Can Trust”. We have a diverse and market-leading customer base that serves broad end markets representing favorable near- and long-term growth prospects for us. We have a track record of growth and are well-positioned to increase our market share and benefit from growth in customer demand as well as consolidate demand across the end markets that we serve. To help pursue our strategic mission, we have approximately 2,150 employees who are tactically aligned around our core values and will continue to participate in our employee ownership culture. We are led by an experienced management team that has contributed to our growth by establishing deep and long-standing relationships with key customers and has worked to expand the customer base both organically and through strategic acquisitions.

We maintain an established base of long-standing customers comprised of leading, blue-chip OEM manufactures across the United States. Our broad capabilities offering and track record of producing the highest quality solutions have allowed us to establish, and subsequently deepen, relationships with additional products and platforms over time. For example, our more than 40 year relationship with Deere & Company (John Deere) began with a small order of simple stamped parts for a farm tractor in its agricultural segment that expanded over time and represented 2020 sales in excess of $54.5 million across five market segments, representing over 60 model platforms. We have also been successful in winning customers and rapidly expanding relationships with high-growth customers by utilizing our diversified “one-stop” offering. For instance, our relationship with Volvo Truck began with fuel tanks and has expanded over the last eight years to include exhaust tubing, new sleeper cab and chassis fabrications and other fabrications. Through the expansion of multiple fabricated components from multiple facilities, we have been able to deepen our relationship with this customer and solidify our position as an important strategic sourcing partner.

We serve customers through 19 strategically located U.S. facilities that are in operation, across seven states, with almost 2.7 million square feet of manufacturing capacity. Our expansive footprint enables us to service and maintain strong relationships with existing key customers across the United States with a “local” presence, as well as target new customer opportunities. We have a proven track record of improving financial results by thoroughly understanding our capabilities and the markets we serve, and aligning our people and resources to optimize results. Coupled with our focus on market alignment and execution, we constantly strive to improve and refine capabilities, capacities and reduce our carbon footprint. In addition, the ongoing investment in flexible, re-deployable automation allows us to expand output while reducing cost and improving quality, productivity and consistency for margin enhancement and market leading competitiveness.

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

Acquisition

Our acquisition and integration activities have extended our manufacturing capabilities, product lines, geographical footprint, and end markets served.

Our most recent acquisition was completed on December 14, 2018 when we acquired Defiance Metal Products Co., Inc. (DMP), a full-service metal fabricator and contract manufacturer with two facilities in Defiance, OH, one in Heber Springs, AR, and one in Bedford, PA. We acquired DMP for $117.1 million, net of cash received. The DMP acquisition provided us with enhanced product, customer and geographic diversification with minimal customer overlap (i.e. less than $15.0 million).

Our Industry

We compete in the highly fragmented market of contract manufacturers, the majority of which are small local players that are limited in scale, capabilities and technology. Many of these local manufacturers have single or limited production capabilities and provide niche components in specific geographic markets. Accordingly, there are a limited number of competitors in the contract manufacturing market in which we operate with the capacity and expertise to deliver the full range of solutions we offer. For example, our diverse manufacturing capabilities across product lines have contributed to us being the recipient of The Fabricator’s “FAB 40” #1 Largest Fabricator in the attractive U.S. markets for the past ten years in a row (2011 – 2020). While we compete with certain manufacturers across selected product lines, we believe that no single manufacturer directly competes with us across our full offering and end market applications.

Our end market diversification coupled with our extensive product breadth allows us to maintain financial stability as individual end markets fluctuate. The primary end markets we serve include heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture and military, among other machinery markets. As markets strengthen or weaken, our output is redirected and realigned to support ongoing change. Further, as these fluctuations affect the market, we are favorably positioned to benefit from the broader trend of our OEM customers to consolidate to fewer and more sophisticated suppliers in order to improve quality and delivery while lowering the total cost of doing business. This consolidation trend will allow us to grow and protects our cash flow as markets change and shift.

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

Leading and Defendable Market Position in Attractive North American Market. According to the Fabricator, we have been ranked as the largest fabricator in the United States for the past ten years in a row (2011 – 2020). The market is highly fragmented and characterized by high barriers to entry given the complex nature of the work, established relationships, and high customer switching costs. While there are numerous competitors in the markets in which we operate, few maintain the product breadth, manufacturing capabilities, scale or engineering expertise that we do. Our depth of capabilities allows us to offer our customers:

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

End Market and Customer Diversification. Our value-added manufacturing focus enables us to remain diversified across a variety of customer end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture and military, among others. These end markets are representative of our globally recognized customers, which are comprised of large OEM manufacturers. In 2020, our top customer and top ten customers accounted for 15% and 79% of net sales respectively, which collectively represents hundreds of platforms that we serve across a variety of end markets and customer operating segments. Our access to a multitude of end markets allows us to strategically shift focus to sell into current opportunities as end market demand evolves. In addition to customer and end market diversification, our customers themselves are also diversified across multiple end markets. For example, John Deere is one of our leading customers with 2020 net sales accounting for 15% of our total net sales, to whom we provide over 5,000 SKUs across over 60 individual John Deere platforms including the agriculture, forestry, turf care, power systems and construction & access equipment end markets. Our increasingly stable performance is a direct result of our intentional business design of agility and adaptability to realign manufacturing capacities to serve diversified and ever-changing end markets.

End Market Diversification
(% of Net Sales)
100%
80%
60%
40%
20%
0%
16%
7%
11%
32%
15%
19%
13%
7%
13%
28%
18%
21%
13%
6%
13%
26%
16%
26%
11%
7%
8%
17%
22%
35%
11%
9%
9%
20%
18%
33%
2016
2017
2018
2019
2020
Heavy-and Meduim-Duty Commercial Vehicles
Construction & Access Equipment
Powersports
Agriculture
Military
Other

Breadth of Capabilities Appealing to a Variety of Applications. We have many manufacturing capabilities that together represent the building blocks for the complex solutions we provide to our customers. We maintain a full spectrum of capabilities across our 19 production facilities to address a wide set of customer needs, including upfront product development advice and prototyping, unique manufacturing processes and capabilities across a variety of products and back-end finishing, assembly and aftermarket components representing a unique end-to-end offering. Our range of capabilities combined with our breadth of components, including fabrications, tubes, tanks, and performance structures, expands the applicable uses and end markets in which we may offer our components. Throughout our history, our capabilities have allowed us to generate growth by expanding into new verticals and by further penetrating existing verticals through cross-selling to increase wallet share, a strategy that has driven sticky relationships with our customers. Further, our unique combination of manufacturing processes allows us to opportunistically target sophisticated, higher margin business. The diversity of our offering has provided our Company with financial stability through various end market and economic cycles.

Technology-Enabled Infrastructure. We continue to invest in a technology-enabled asset base that provides significant flexible and re-deployable capacity to support our planned growth, increases profitability, efficiency, quality and employee safety, reduces spend on energy and drives a long-term cost advantage over our competitors. We have leveraged our purchasing power to make significant investments in operational infrastructure throughout our history, in items such as flexible and re-deployable automation and capacity improvements to improve throughput, quality and consistency. For example, we were one of the first in our industry to adopt fiber lasers and have continued to invest in this capability. We have implemented 10,000-watt fiber lasers with an automation tower, which are on average three times faster, provide a cleaner, more precise cut and use one-third of the power compared to traditional CO2 lasers, with a payback period of less than two years. Additionally, the implementation of robotic brakes has improved quality through a continued shift towards precision automation. By reducing setup procedures, manual employee lifting requirements and downtime while offering additional capacity, the implementation of robotic brakes has resulted in a payback period of approximately two years. These two examples of investments in technology-enabled infrastructure allow us to reallocate our workforce, as employees can be retrained and redeployed into more technically skilled positions. In today’s ever-changing labor market, the ability to redeploy labor to increase flexibility and capacity for our customers is of utmost importance and interest as part of our strategy. Our investments in continuous improvement and automation have driven operational efficiencies and improved metric tracking allowing our management team to more effectively run the business and improve the value we provide to our customers. We have, from time-to-time, made strategic, customer-driven investments that directly support new product and market expansion which result in further competitive advantages and higher switching costs for our customers.

Cost Structure and Operational Excellence. We have reduced our exposure to commodity price risk by structuring our customer contracts to pass through changes in commodity prices. As such, we have been able to effectively limit any potential impact from tariffs and commodity price volatility to our margins. Our scale and profitability have also allowed us the flexibility to implement continuous improvement initiatives in driving efficiencies, such as automation and additional capacity, which will result in long-term efficiency and margin improvements, and expanded capabilities.

Our Strategy

Achieve Sales Growth Through Organic Expansion. We believe there is ample opportunity to achieve deeper penetration of existing customers and to win new customers with our strong one-stop offerings. By leveraging our core product capabilities to expand into new markets, and establishing new offerings in attractive, adjacent or complementary platforms through new product introductions, there is significant opportunity to execute on our organic growth initiatives. Expanding our wallet share with our customers by capturing a wider variety of products and more platforms both solidifies our relationship with customers (because it increases customer switching costs) and attracts potential new customers that seek to simplify supply chains, while also defending our market position from our competitors. These opportunities are enhanced through cross selling between MEC’s capabilities and customer base. Our expertise allows us to produce higher quality components at cost-effective rates while our volume, equipment and know-how establish competitive advantages. Further, an expanded offering increases our strategic alignment with customers and supports our “We Make Things Simple” value proposition by presenting customers with further vendor consolidation opportunities.

Pursue Opportunistic Acquisitions. Our management team maintains a proven track record of successfully executing and integrating strategic acquisitions. We have completed two significant acquisitions since 2012 (Center Mfg. Co. in 2012 and DMP in December 2018) and four other complementary acquisitions since 2004, which have contributed new capabilities, product offerings, end markets served, and technologies to our legacy business, along with significant synergy opportunities that have enhanced our financial position. Our strategy is to continue to identify, and opportunistically execute on, accretive acquisitions that will allow our Company to achieve further growth. We believe that our reputation, scale and track record of performance makes us a “consolidator of choice” among industry participants, which has led to an ample pipeline of actionable acquisition opportunities. Our investment criteria for acquisitions are U.S.-based companies with long-standing customer bases comprised of leading OEMs, and specialized manufacturing capabilities that allows us to enhance our existing expertise or expand into new types of capabilities, among other criteria. It is our view that continued execution of our acquisition strategy provides significant opportunity to generate shareholder value through further consolidation of our fragmented industry. The market environment, comprised mainly of small local and regional players, provides ample add-on acquisition opportunities to bolster our one-stop shop approach to broadly serving our customers. Beyond our existing served markets, we see potential acquisition opportunities within the rail, aerospace, medical, fitness, energy, heavy fabrication and food & beverage end markets, among others.

Continue Process-Driven Improvement Initiatives. Our process-driven improvement initiatives have resulted in significant savings throughout our history, leading to improved financial results and positive customer outcomes. Our strategy will continue to include a keen focus on continuous improvements in order to maintain a differentiated and defendable market-leading position, as well as ongoing costs and operating improvements including investments in technology and automation, plant consolidations, and acquisition integration synergies, which are expected to drive immediate and long-term productivity and margin improvements through permanent headcount reductions. Examples of recent process driven improvement plans include:

•	successful integration of new 10,000 watt fiber lasers, robotic brake presses, and automated material handling equipment in Mayville, WI and Defiance, OH;
•	consolidation of shifts through better utilization of automation on paint lines, new laser and robotic brake press technology, automated machining centers and optimization of companywide assets;
•

closure of our Greenwood, SC and Wytheville, VA facilities and consolidation of their production capabilities into our other facilities, maintaining overall manufacturing capacity with a smaller footprint by leveraging our investments in technology and automation; and

•	acquisition synergies between DMP and legacy MEC through centers of competencies driving best practices throughout the organization.

Maintain Alignment with Employee Base and Employee-Driven Results. Our rich history of employee ownership and P.R.I.D.E has cultivated a strategic management-employee alignment and results-driven organization with each employee contributing to a common goal. Our employees maintain a significant ownership stake since our IPO, which we believe benefits the entire organization as our strategic alignment remains in place and continues to generate employee-driven results. As we continue to invest in our business and increasingly implement a more technology-enabled infrastructure, we will strive to redeploy our employees in other, higher-skilled areas of our business and invest in training where needed. Our employees are the foundation of our company; with experience across a diverse range of markets and capabilities, they drive innovation, believe in our process and the outcomes of their work and our success. Our investment in new technology attracts technically savvy employees to replace retiring traditionally skilled employees. We and our employees are also highly involved in, and actively support, the communities in which our facilities are located; our 2,150 employees take P.R.I.D.E. in creating value and support for both our customers and communities every day.

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

•

Brake Press — We combine our operator’s expertise with the proper equipment required to offer top versatility to our clients for bending, forming, coining and air bending. Our facilities house the latest press brake machinery including robotic part manipulation and stacking.

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

Our Markets

Our primary end markets include (but are not limited to) the heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture and military markets. While our individual end markets may be exposed to cyclical variations, the diversified nature of our end markets affords us the ability to shift production with demand as certain end markets trend lower and others trend higher. In our experience, our diversification has muted the impact of downturns on our business that we have faced in the past. For example, we experienced net sales growth during the 2008 and 2009 recessions due to strong orders, particularly from our customers focused on the military end market. Moreover, as our heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, and agriculture customers’ revenues fluctuated from 2013 to 2017, with median peak-to-trough sales decline of 23%, our peak-to-trough sales declines were less than that of those respective markets at only 10%. We were able to accomplish this by reallocating our resources to serve our heavy- and medium-duty commercial vehicles and powersports customers, leading to strong double-digit growth in those end markets.

•

Heavy- and Medium-Duty Commercial Vehicles: Heavy-duty commercial vehicles include class 8 heavy trucks such as standard semi-trucks. Medium-duty commercial vehicles include classes 3-7 trucks such as box trucks;

•	Construction & Access Equipment: Primary applications include wheel loaders, crawlers, skid steer loaders, excavators, motor graders, aerial lifts, boom lifts and other construction equipment;
•	Powersports: Encompasses our all-terrain (ATV) and multi-utility (MUV) vehicles, as well as marine and motorcycle markets;
•	Agriculture: Primary applications include tractors, combines, sprayers, turf care, implements and other agriculture-related equipment;
•	Military: We provide a variety of components for military vehicle platforms;
•	Other: We provide components and assemblies to a variety of other industrial and automotive end markets, such as power generation, mining and medical cabinetry.

Our Customers

We are a critical and deeply embedded supply partner with strong strategic alignment and relationships with our customers. We have developed long-standing business relationships with our OEM customers, many of which span decades. Further, we are diversified by customers and end markets with net sales attributed to our top 20 customers accounting for $320 million of 2020 net sales, and no single end market accounting for more than 33% of net sales. For the year ended December 31, 2020, John Deere, Honda, PACCAR Inc. and AB Volvo accounted for 15%, 13%, 12% and 11% of net sales, respectively. We have not historically experienced customer attrition given high customer switching costs resulting from our embedded relationships driven by our broad capabilities and scale.

Raw Materials and Manufactured Components

Our purchases primarily include steel and aluminum. We maintain a broad and diverse base of over 1,000 suppliers. Our established relationships provide efficient and flexible access to resources and redundancy to ensure support of our customers. We have no history of material supply issues or outages. In 2020, no single supplier represented more than 16% of our total purchases and 96% of the raw materials we purchased were sourced from domestic suppliers. Our suppliers are strategically located in order to maximize efficiencies and minimize shipping costs, although switching costs are minimal and we maintain a multitude of alternative suppliers that we could transfer orders to, if needed. We have structured our customer contracts to pass through commodity price changes, which has allowed us to remain mostly unaffected by the recent raw material price volatility and tariffs. As we continue to grow, we intend to leverage our size and scale to further reduce material costs.

Sales and Marketing

We have a strong sales team comprised of approximately 50 experienced professionals responsible for managing and expanding client relationships, and proactively pursuing new opportunities. Sales personnel are aligned by market segment and customer, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, military and other end markets, and employ a highly technical and collaborative sales process with deep knowledge of our customers and capabilities. Sales personnel have assigned support teams comprised of inside sales, marketing, and sales administration personnel. We are consistently involved in request for proposal processes, where our sales teams with deep process expertise collaborate with customers on optimal designs for manufacturability and manufacturing efficiency. The upfront collaboration drives formalization of product specifications, program lifecycle planning, cost estimates and risk mitigation. The sales process typically takes 3 – 18 months and ultimately ends in the implementation of product lifecycle timelines and purchase orders under long-term customer arrangements. The sales team utilizes systems infrastructure that effectively track and manage backlogs, quotes and bookings information, strategic projects and call reports, all of which are reviewed at weekly sales team meetings.

Information Systems

We utilize standardized information technology systems across all areas of quoting and estimating, enterprise resource planning, materials resource planning, capacity planning and accounting for enhanced procurement of work, project execution and financial controls. We provide information technology oversight and support from our corporate headquarters in Mayville, WI. The operational information systems we employ throughout our company are industry specific applications that in some cases have been internally or vendor modified and improved to fit our operations. Our enterprise resource planning software is integrated with our operational information systems wherever possible to deliver relevant, real-time operational data to designated personnel. Accounting and operations personnel of acquired companies are trained not only by our information technology support staff, but by long- tenured employees in our organization with extensive experience using our systems. We believe our information systems provide our people with the tools to execute their individual job function and achieve our strategic initiatives.

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

Our Human Capital Management

As of December 31, 2020, we had approximately 2,150 full-time employees, approximately 1,725 of whom are production employees, none of which are unionized.

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

Information About Our Executive Officers

The following table sets forth certain information as of February 1, 2021, regarding our executive officers:

Name	Age	Position
Robert D. Kamphuis	62	Chairman, President and Chief Executive Officer
Todd M. Butz	49	Chief Financial Officer
Ryan F. Raber	38	Executive Vice President―Strategy, Sales & Marketing
Rand P. Stille	50	Chief Operating Officer
Eric J. Welak	45	Executive Vice President―Fabrication

Robert D. Kamphuis joined our company as President and Chief Executive Officer in 2005 and has served as the Chairman, President and Chief Executive Officer since January 2007. Mr. Kamphuis also serves as a board member and past Chairman of Wisconsin Manufacturers & Commerce, a board member of Brakebush Brothers, Inc. and The Nordic Group of Companies, Ltd., and Subzero Group Inc., and a member of the UW System Business Council, the John Deere Direct Material Supplier Council, and a past member of the Harley Davidson Supplier Advisory Council. Prior to joining our company, Mr. Kamphuis held various roles with Giddings & Lewis, Inc. including as President and Chief Executive Officer of Gilman Engineering and Manufacturing Co., LLC, a designer and manufacturer of automated assembly systems, and began his career with Ernst & Young. Mr. Kamphuis is a graduate of the Executive International Leadership Program at Stanford University and earned a Bachelor of Business Administration & Accounting from the University of Wisconsin-Whitewater. He is also a licensed certified public accountant.

Todd M. Butz joined our company in 2008 and has served as our Chief Financial Officer since January 2014. Mr. Butz also serves on the Board of Trustees for Marian University. Prior to joining our company, Mr. Butz spent time in various roles including Manager of Worldwide Financial Reporting at Mercury Marine, a subsidiary of the Brunswick Corporation, and Audit Supervisor at Schenck Business Solutions, now Clifton Larsen Allen. Mr. Butz earned a Bachelor of Science in Accounting and Business Management from Marian University and is currently a licensed certified public accountant.

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

Rand P. Stille joined our company in April 2019 and has served as our Chief Operating Officer since March 2020. Prior to serving in his current position, Mr. Stille served as our Executive Vice President – DMP & Performance Structures Operations and Vice President – Performance Structures Operations. Prior to joining our company, Mr. Stille held various roles with Universal Logistics Holding including Senior Vice President of Operations, Vice President & Executive Director of Westport Axle and Vice President of Mexican Operations. Mr. Stille earned a Master of Science in Supply Chain Management from the University of Michigan State and a Bachelor of Arts, Economics and Management degree from the University of Depauw.

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

Risks Related to Our Business

The coronavirus (COVID-19) pandemic has had, and will continue to have, a negative impact on our business, financial condition, cash flows, results of operations and supply chain.

The COVID-19 pandemic has resulted in national, state and local government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions, and limitations or shutdowns of business operations. These measures have impacted and may further impact our workforce and operations, including disruptions at some of our manufacturing operations and facilities, as well as the operations of our customers, and those of our suppliers. There is still uncertainty regarding the full impact and duration of such measures and potential future measures, and restrictions on our access to our facilities or on our support operations or workforce, or similar limitations for our suppliers.

The COVID-19 pandemic has significantly increased economic and demand uncertainty and has caused an economic slowdown that may continue. The pandemic has also weakened demand for our components, products and services, which has resulted in a decline in sales activities and customer orders, and it remains uncertain what impact this weakened demand will have on future sales activities and customer orders once conditions further improve. The pandemic could also continue to disrupt our supply chain.

The COVID-19 pandemic has led to disruption and volatility in the global capital markets, which may adversely affect our customers’ and suppliers’ liquidity, cost of capital and ability to access the capital markets. As a result, the pandemic could adversely affect our liquidity as well as the ability of our customers to perform, including in making timely payments to us, which could further adversely impact our business, financial condition, cash flows and results of operations.

The COVID-19 pandemic has had, and will continue to have, a negative impact on our business, financial condition, cash flows, results of operations, supply chain, and raw material availability, although the full extent is still uncertain. As the pandemic continues to evolve, the extent of the impact on our business, financial condition, cash flows, results of operations and supply chain will depend on future developments, including, but not limited to, the duration of the pandemic (including any continuing relapses), the actions to contain the virus and/or treat its impact, restrictions on travel, the duration, timing and severity of the impact on customer spending, and how quickly and to what extent normal economic and operating conditions can resume, all of which are highly uncertain and cannot be predicted.

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

We derive a large amount of our net sales from customers in the following industry sectors: heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture and military. Factors affecting any of these industries in general, or any of our customers in particular, could adversely affect us because our net sales growth largely depends on the continued growth of our customers’ businesses in their respective industries. These factors include:

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

•

economic conditions in the markets in which our customers operate, in particular, the United States, including recessionary periods such as a global economic downturn and the still uncertain negative impacts on economic conditions as a result of COVID-19;

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

Most of our customers do not commit to long-term contracts or firm production schedules, and we continue to experience reduced lead-times in customer orders. Additionally, customers may change production quantities or delay production with little lead-time or advance notice. Therefore, we rely on and plan our production and inventory levels based on our customers’ advance orders, commitments and/or forecasts as well as our internal assessments and forecasts of customer demand. The volume and timing of sales to our customers may vary due to, among others:

•	variation in demand for or discontinuation of our customers’ products;
•	our customers’ attempts to manage their inventory;
•	design changes;
•	changes in our customers’ manufacturing strategies;
•	disruptive events in the markets in which our customers operate, including natural disasters, epidemics and pandemics like COVID-19; and
•	acquisitions of or consolidation among customers.

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

We depend on a limited number of major manufacturers for a majority of our net sales. For example, our largest customers in 2020, including John Deere, Honda, PACCAR Inc. and AB Volvo accounted for 15%, 13%, 12% and 11% of our net sales, respectively. Our financial performance depends in large part on our ability to continue to arrange for the purchase of our processes and solutions with these customers, and we expect these customers to continue to make up a large portion of our net sales in the foreseeable future. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our business, financial condition, results of operations and cash flows by reducing cash flows and by limiting our ability to spread our fixed costs over a larger net sales base. We may make fewer sales to these customers for a variety of reasons, including, but not limited to:

•	loss of business relationship;
•	reduced or delayed customer requirements;
•	the insourcing of business that has been traditionally outsourced to us;
•	strikes or other work stoppages affecting production by our customers; or
•	reduced demand for our customers’ products, including as a result of the COVID-19 pandemic.

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

Disruptions in operations due to technical problems or power interruptions as well as other interruptions such as floods, fire, other natural disasters, epidemics or pandemics like COVID-19 could adversely affect the manufacturing capacity of our facilities. Such interruptions could cause delays in production and cause us to incur additional expenses such as charges for expedited deliveries for components that are delayed. In addition, our customers have the ability to cancel purchase orders in the event of any delays in production and may decrease future orders if delays are persistent. Additionally, to the extent that such disruptions do not result from damage to our physical property, these may not be covered by our business interruption insurance. Any such disruptions may adversely affect our operations and financial results.

Political and economic developments could adversely affect our business.

Increased political instability and social unrest, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, the risks related to epidemics or pandemics like COVID-19 and the related decline in consumer confidence may hinder our ability to do business. Any escalation in these events or similar future events may disrupt our operations or those of our customers and suppliers and could affect the availability of raw materials and components we need in our manufacturing operations or the means to transport those materials or components to our manufacturing facilities and finished parts to our customers. These events have had and may continue to have an adverse effect, generally, on the economy and consumer confidence and spending, which could adversely affect our net sales and operating results. The effect of these events on the volatility of the financial markets could in the future lead to volatility of the market price of our securities and may limit the capital resources available to us, our customers and our suppliers.

Availability of, and volatility in the prices of, raw materials and energy prices and our ability to pass along increased costs to our customers could adversely affect our results of operations.

The prices and availability of raw materials critical to our business and performance are based on global supply and demand conditions. Certain raw materials used by us are only available from a limited number of suppliers, and it may be difficult to find alternative suppliers at the same or similar costs. While we strive to pass through the price of raw materials to our customers, we may not be able to do so in the future, and volatility in the prices of raw materials may affect customer demand for certain components. In addition, we, along with our suppliers and customers, rely on various energy sources for a number of activities connected with our business, such as the transportation of raw materials and finished parts. The availability and pricing of these resources are subject to market forces that are beyond our control. Furthermore, we are vulnerable to any reliability issues experienced by our suppliers, which also are beyond our control. Our suppliers contract separately for the purchase of such resources, and our sources of supply could be interrupted should our suppliers not be able to obtain these materials due to higher demand or other factors that interrupt their availability (such as the impacts of the COVID-19 pandemic). Energy and utility prices, including electricity and water prices, and in particular prices for petroleum-based energy sources, are volatile. Increased supplier and customer operating costs arising from volatility in the prices of energy sources, such as increased energy and utility costs and transportation costs, could be passed through to us and we may not be able to increase our product prices sufficiently or at all to offset such increased costs. The impact of any volatility in the prices of energy or the raw materials on which we rely, including the reduction in demand for certain components caused by such price volatility, could result in a loss of net sales and profitability and adversely affect our results of operations.

Our manufacturing operations are dependent upon third-party suppliers, making us vulnerable to supply shortages.

We obtain raw materials, parts and certain components from third-party suppliers. Any delay in receiving supplies (including as a result of the COVID-19 pandemic) could impair our ability to timely deliver components to our customers and, accordingly, could have an adverse effect on our business, financial condition, results of operations and cash flows. The volatility in the financial markets and uncertainty in the sectors our suppliers service (including as a result of the COVID-19 pandemic) could result in exposure related to the financial viability of certain of our suppliers. Suppliers may also exit certain business lines, causing us to find other suppliers for materials or components and potentially delaying our ability to deliver components to customers, or our suppliers may change the terms on which they are willing to provide parts or materials to us, any of which could adversely affect our financial condition and results of operations. In addition, many of our suppliers have unionized workforces that could be subject to work stoppages as a result of labor relations issues. Some of our suppliers supply components and materials that cannot be quickly or inexpensively re-sourced to another supplier due to long lead times and contractual commitments that might be required by another supplier in order to provide the components or materials.

The impact of foreign trade relations and associated tariffs, as well as our reliance on international suppliers for certain raw materials, could adversely impact our business.

We currently source certain raw materials from international suppliers. Import tariffs, taxes, customs duties and/or other trade regulations imposed by the U.S. government on foreign countries, or by foreign countries on the United States, could significantly increase the prices we pay for certain raw materials, such as steel, aluminum and purchased components, that are critical to our ability to manufacture components for our customers. The international sourcing for these materials may also be hurt by health concerns regarding infectious diseases in countries in which these materials are purchased from (such as COVID-19), adverse weather or natural disasters. In addition, we may be unable to find a domestic supplier to provide the necessary raw materials on an economical basis in the amounts we require. If the cost of our raw materials increases, or if we are unable to procure the necessary raw materials required to manufacture our components, then we could experience a negative impact on our operating results, profitability, customer relationships and future cash flows.

Additionally, our customers’ businesses may be negatively impacted by import tariffs, taxes, customs duties and/or other trade regulations imposed by the U.S. government on foreign countries or by foreign countries on the United States, which could, in turn, reduce our customers’ demand for the components that we manufacture for them. Any reduction in customer demand for our components as a result of such tariffs, taxes, customs duties and/or other trade regulations, or as a result of the impact of infectious diseases such as COVID-19. could have a material adverse impact on our financial position, results of operations, cash flows and liquidity.

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

Our expenses relating to employee health benefits are significant. Unfavorable changes in the cost of and the unpredictability of claims under such benefits, including as a result of the COVID-19 pandemic, could impact our financial results and cash flows. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system. Pursuant to the Affordable Care Act, employees may be ineligible for certain healthcare subsidies if such employee is eligible and offered qualifying and affordable healthcare coverage under an employer’s plan. Due to the breadth and complexity of the healthcare reform legislation, the lack of implementing regulations and interpretive guidance and the uncertainty surrounding further reform proposals, we are not able to fully determine the impact that healthcare reform will have in the future on company sponsored medical plans.

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

On September 26, 2019, and as last amended as of June 30, 2020, we entered into an amended and restated credit agreement (Credit Agreement) with certain lenders and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement provides for (i) a $200.0 million revolving credit facility (the Revolving Loan), with a letter of credit sub-facility in an aggregate amount not to exceed $5.0 million, and a swingline facility in an aggregate amount of $20.0 million. The Credit Agreement also provides for an additional $100.0 million of capacity through an accordion feature.

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

Our Credit Agreement also requires us to maintain a minimum interest coverage ratio and a consolidated total leverage ratio, and contains certain customary representations and warranties, affirmative covenants and events of default (including, among others, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, certain changes of control, material money judgements and failure to maintain subsidiary guarantees). If an event of default occurs under the Credit Agreement, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of amounts due thereunder, the termination of such credit facility and all actions permitted to be taken by a secured creditor. Our failure to comply with our obligations under the Credit Agreement may result in an event of default under the Credit Agreement. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

We are able to incur additional debt, which could reduce our ability to satisfy our current obligations under our existing indebtedness.

At December 31, 2020, we had $45.3 million outstanding under the Revolving Loan. In addition, we may be able to incur significant additional indebtedness in the future, and we may do so, among other reasons, to fund acquisitions as part of our growth strategy. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness in compliance with these restrictions.

Risks Related to Ownership of Our Common Stock

Your ability to influence corporate matters may be limited because the ESOP and our 401(k) plan own a substantial amount of our stock and continue to have significant influence over us, which may limit your ability to influence the outcome of important transactions, including a change in control.

As of December 31, 2020, our employees and certain former employees, through their interests in the ESOP and the Mayville Engineering Company, Inc. 401(k) Plan (the 401(k) Plan), beneficially owned approximately 55.2% of the outstanding shares of our common stock. Each participant in the ESOP and the 401(k) Plan is entitled to direct the vote of the shares allocated to his or her accounts, in his or her sole discretion. As a result, our employees and former employees, if acting together, will be able to influence or control matters requiring approval by our shareholders, including the election of directors, influence over our management and policies and the approval of mergers, acquisitions or other extraordinary transactions. As employees and former employees, the ESOP and 401(k) Plan participants’ interests may be contrary to other investors. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our non-ESOP and non-401(k) Plan shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

The Trustees of the ESOP and the 401(k) Plan may have the power to vote a large block of shares on matters presented to shareholders for approval.

ESOP and 401(k) Plan participants have the right to direct the vote of the shares allocated to his or her ESOP and 401(k) Plan accounts. However, if a participant does not timely direct the voting of his or her shares, then (1) GreatBanc Trust Company (the ESOP Trustee) will vote such shares in its independent fiduciary discretion and (2) Wells Fargo Bank, N.A. (the 401(k) Plan Trustee) will vote such shares as directed by the 401(k) Plan sponsor, which is the Company. Additionally, the ESOP Trustee and the 401(k) Plan Trustee have fiduciary duties under ERISA which may cause the ESOP Trustee or the 401(k) Plan Trustee to override participants’ voting discretions. Consequently, there may be circumstances in which the ESOP Trustee and the 401(k) Plan Trustee have the ability to vote a significant block of shares on matters presented to shareholders for approval. The ESOP and the 401(k) Plan, which as retirement plans have the purpose of providing retirement benefits to current and former employees of the Company and their beneficiaries, may have interests that are different from other investors and may vote in a way with which other shareholders disagree and which may be adverse to other shareholders interests.

The market price of our common stock may be volatile, and you could lose all or part of your investment.

Since our initial public offering in May 2019, the market price of our common stock has been volatile and has been and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause investors to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following: sales of substantial amounts of our securities by our directors, executive officers or significant shareholders (including our current and former employees via the ESOP and the 401(k) Plan) or the perception that such sales could occur; general economic and political conditions such as the COVID-19 pandemic, recessions, interest rates, tariffs, fuel prices, international currency fluctuations and acts of war or terrorism; price and volume fluctuations in the overall stock market from time to time; relatively small percentage of our common stock available publicly; actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us; changes in the market’s expectations about our operating results; changes in our orders in a given period; success of competitors; our operating results failing to meet the expectation of securities analysts or investors in a particular period; changes in financial estimates and recommendations by securities analysts concerning us or the markets in general; operating and stock price performance of other companies that investors deem comparable to us; our ability to manufacture new and enhanced components for the products of our customers on a timely basis; changes in laws and regulations affecting our business; commencement of, or involvement in, litigation involving us; changes in our capital structure, such as future issuances of securities or the incurrence of additional debt; the volume of securities available for public sale; any major change in our board of directors or management; and changes in our investor base.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the requirements of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act). These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In addition, Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors addressing these assessments. Under the Jumpstart Our Business Startups Act of 2012 (JOBS Act), as an “emerging growth company” we are only subject to management reporting on the assessment of internal control over financial reporting currently. Assuming we have not ceased to qualify as an “emerging growth company” earlier, we will be required to comply with both the management and the auditor assessment of internal control over financial reporting requirements of Section 404 at the time we file our annual report for 2024.

To maintain and improve the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting, we may need to commit significant resources, hire additional staff and provide additional management oversight. We have and continue to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also requires us to commit additional management, operational and financial resources to identify new professionals to join the Company and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and operating results.

If we fail to maintain an effective system of internal controls in the future, or if we experience any additional material weaknesses in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As a public company, we are required to document and assess the effectiveness of our system of internal controls over financial reporting to satisfy the requirements of the Sarbanes-Oxley Act.

While preparing for the IPO in 2019 and as of December 31, 2019, we identified material weaknesses in the design and operation of our internal control over financial reporting that have been remediated as of December 31, 2020. In 2019 and 2020, we have taken numerous steps to enhance our internal control environment and remediate the prior material weaknesses. Despite these actions, we may identify additional material weaknesses in our internal control over financial reporting in the future.

If we identify future material weaknesses in our internal control over financial reporting or if we are unable to comply with the demands that are placed upon us as a public company, including the current and future requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. In addition, if we are unable to assert that our internal control over financial reporting is effective in future years, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company” as defined by the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that have not made this election.

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

The obligations of being a public company, including substantial public reporting, auditing and investor relations obligations, require significant additional expenditures, place additional demands on our management and require the hiring of additional personnel. These obligations increase our operating expenses and could divert our management’s attention from our operations. The Sarbanes-Oxley Act and the SEC rules and regulations implementing such Act, as well as various New York Stock Exchange (the NYSE) rules, required us to implement additional corporate governance practices and may require further changes. These rules and regulations increase our legal and financial compliance costs, and make some activities more difficult, time-consuming and/or costly. These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our board of directors and qualified members of our management team.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We maintain 19 strategically located U.S. facilities that are in operation comprising approximately 2.7 million square feet of manufacturing space. We are headquartered in Mayville, WI. We believe that our facilities are sufficient to meet our current and near-term manufacturing needs.

Facility	Description of Use	Approximate Square Feet	Ownership
1. Mayville, WI	Manufacturing / Corporate Headquarters	340,000	Owned
2. Mayville, WI	Manufacturing	167,000	Owned
3. Defiance, OH	Manufacturing	250,000	Owned
4. Defiance, OH	Manufacturing	192,000	Owned
5. Defiance, OH	Manufacturing	90,000	Leased
6. Beaver Dam, WI	Manufacturing	303,000	Owned
7. Beaver Dam, WI	Manufacturing	163,000	Owned
8. Heber Springs, AR	Manufacturing	190,000	Owned
9. Bedford, PA	Manufacturing	181,000	Leased
10. Wautoma, WI	Manufacturing	157,000	Owned
11. Atkins, VA	Manufacturing	150,000	Owned
12. Byron Center, MI	Manufacturing	138,000	Leased
13. Neillsville, WI	Manufacturing	58,000	Owned
14. Neillsville, WI	Manufacturing	42,000	Owned
15. Vanderbilt, MI	Manufacturing	50,000	Owned
16. Vanderbilt, MI	Manufacturing	40,000	Owned
17. Greenville, MS	Manufacturing	76,000	Leased
18. Wayland, MI	Manufacturing	75,000	Leased
19. Piedmont, MI	Manufacturing	34,000	Leased
TOTAL		2,696,000

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price Information

Our common stock is traded on the NYSE under the symbol MEC. As of February 1, 2021, there were two registered shareholders of record of our common stock and thousands of beneficial holders of our common stock, including all the participants in our ESOP and many participants in our 401(k) Plan.

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

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases we made of shares of our common stock during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2020	—	$—	—	$19,896,406
November 2020	—	$—	—	$19,896,406
December 2020	—	$—	—	$19,896,406
Total	—		—
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

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in the understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth in “Risk Factors” in Part I, Item 1A and “Cautionary Statement Regarding Forward-Looking Statements” of this Annual Report on Form 10-K. This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. In this discussion, we use certain financial measures that are not prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Explanation of these non-GAAP financial measures and reconciliation to the most directly comparable GAAP financial measures are included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.

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

We have recorded goodwill and perform testing for potential goodwill impairment at a reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment for which discrete financial information is available, and for which management regularly reviews the operating results. Additionally, components within an operating segment can be aggregated as a single reporting unit if they have similar economic characteristics. We have performed testing on our one reporting unit.

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

We test our goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. Due to the economic conditions during the second quarter of 2020 as a result of the COVID-19 pandemic, we determined that an impairment triggering event occurred, which required an interim quantitative impairment assessment of goodwill. Based on our interim quantitative assessments, the fair value of our reporting unit exceeded our related carrying value by more than 50%, thus no impairment of goodwill was indicated. We also performed our annual qualitative goodwill impairment test during the fourth quarter of fiscal years 2020 and 2019, which did not indicate an impairment existed.

Changes to management assumptions and estimates utilized in the income and market approaches could negatively impact the fair value conclusions for our reporting unit resulting in goodwill impairment. All key assumptions and valuations are determined by and are the responsibility of management. The factors used in the impairment analysis are inherently subject to uncertainty. We believe that the estimates and assumptions are reasonable to determine the fair value of our reporting unit, however, if actual results are not consistent with these estimates and assumptions, goodwill and other intangible assets may be overstated which could trigger an impairment charge.

For impairment testing of long-lived assets, we identify asset groups at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flow expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. For the years ended December 31, 2020 and 2019, there were no events or changes in circumstances that would indicate a material impairment of our long-lived assets.

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

Revenue recognition

The Company adopted Accounting Standards Codification 606 January 1, 2019, where the Company recognizes revenue for the transfer of goods or services to a customer in an amount that reflects the consideration it expects to receive in exchange for those goods or services. When goods are shipped, the customer takes ownership at shipment, and this is when control transfers.  Sales are supported by documentation such as supply agreements and purchase order, which specify certain terms and conditions including product specifications, quantities, fixed prices, delivery dates and payments terms. Revenue related to services is recognized in the period services are performed, thus the Company recognizes revenue at a point in time.

There are many customers where the Company designs, engineers and builds production tooling, which is purchased by the customer. Most of the tooling revenue is complete at the point the customer signs off on the product through the Product Part Approval Process (PPAP) and the tool is placed into service. Revenue is recognized when control of the tooling promised under a contract is transferred to the customer either at a point in time or over a period of time in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the goods or services.

The Company offers certain customers discounts for early payments. These discounts are recorded against net sales in the Consolidated Statement of Comprehensive Income (Loss) and accounts receivable in the Consolidated Balance Sheets. The Company does not offer any other customer incentives, rebates or allowances.

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

Upon retirement, death, termination of employment or exercise of diversification rights, the eligible portion of a participant’s ESOP account is redeemable annually at the current price per share of the stock. Under the terms of the ESOP prior to the IPO, we were obligated to redeem eligible participant account balances for cash (in accordance with the redemption schedule and subject to the limitations set forth in the ESOP). Following the IPO, (i) we no longer redeem participants’ ESOP interests, as distributions from the ESOP made to a participant following retirement, death or termination of employment, or the exercise of diversification rights under the Traditional ESOP, will be made in our common stock, and upon receiving a distribution of our common stock from the ESOP a participant will be able to sell such shares of common stock in the market, subject to any requirements of federal securities law; and (ii) with respect to any participant who exercises statutory diversification rights under the ESOP, the ESOP Trustee will sell, on behalf of the participant, the shares that the participant has elected to diversify and reinvest the sale proceeds in an alternate investment option as directed by the participant.

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

While preparing for the IPO in 2019 and as of December 31, 2019, we identified material weaknesses in the design and operation of our internal control over financial reporting that have been remediated as of December 31, 2020. In 2019 and 2020, we have taken numerous steps to enhance our internal control environment and remediate the prior material weaknesses. Despite these actions, we may identify additional material weaknesses in our internal control over financial reporting in the future.

If we identify future material weaknesses in our internal control over financial reporting or if we are unable to comply with the demands that are placed upon us as a public company, including the current and future requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. In addition, if we are unable to assert that our internal control over financial reporting is effective in future years, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

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

COVID-19 Impact

COVID-19 has had and will continue to have a negative impact on our business, financial condition, cash flows, results of operations and supply chain, although the full extent is still uncertain.

For the twelve months ended December 31, 2020, net sales reflected the significant disruption we encountered primarily due to COVID-19 with customer shutdowns, demand changes, and continued destocking, which were most apparent in the commercial vehicle, agriculture and construction & access equipment end markets served. Despite MEC and its customer base carrying the essential business designation, customer production facilities shut down 5 – 6 weeks on average during the second quarter of 2020 due to COVID-19. As a direct result of the customer shutdowns, MEC temporarily halted production at some of its facilities during the second quarter. Customer manufacturing facilities gradually reopened toward the end of the second quarter, but MEC production volumes remained below pre-pandemic levels through the remainder of the year with all MEC facilities open. Despite the decline in volumes for the second, third and fourth quarters due to COVID-19, all pre-existing customer relationships and manufacturing programs remain intact. While end markets have started to stabilize, we have improved our near- and long-term cost structure through facility and process optimization and are actively working with our customers to grow our partnerships while pursuing incremental sales through a wide range of new customer and market opportunities.

The future financial effects of COVID-19 are unknown due to many factors. These factors include uncertainty of the effectiveness of governmental actions to address COVID-19, including health, monetary and fiscal policies, the effect of elevated levels of sovereign and state debt, capital market disruptions, changes in demand and pricing, trade agreements, other geopolitical events, and the availability and volatility in the price of raw materials and other commodities. As a result, predicting the Company’s forecasted financial performance is difficult and subject to many assumptions.

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

Starting in the first quarter of 2020, we excluded stock-based compensation expense from Adjusted EBITDA. Management excludes this charge when evaluating the performance of the business because it is a non-cash charge, and the Company is able to fund vesting obligations through its Omnibus Incentive Plan. Further, the exclusion of these charges aligns with the calculation of Adjusted EBITDA for purposes of our covenant calculations under the Credit Agreement. And finally, revaluations of grant date fair values can vary significantly with the passage of time without any accounting impact. For example, the fair value of the stock-based compensation awards granted in May 2019 would have been approximately one-third of that value had they been granted at the same time during 2020.

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

	Twelve Months Ended December 31,
	2020	2019	2018
Net income (loss)	$(7,092)	$(4,753)	$17,935
Interest expense	2,668	6,728	3,879
Benefit for income taxes	(2,074)	(4,088)	(459)
Depreciation and amortization	32,089	33,002	20,468
EBITDA	25,591	30,890	41,823
Loss on the extinguishment of debt	—	154	814
Costs recognized on step-up of acquired inventory	—	395	583
Contingent consideration revaluation	—	(6,054)	(21)
Deferred compensation expense specific to IPO	—	10,159	—
Long term incentive plan expense specific to IPO	—	9,921	—
Other IPO and DMP acquisition related expenses	—	5,744	495
IPO stock-based compensation expense	1,029	1,871	—
Stock based compensation expense	3,703	1,616	—
Greenwood restructuring charges	2,524	—	—
Adjusted EBITDA	$32,847	$54,696	$43,694
Net sales	$357,606	$519,704	$354,526
EBITDA Margin	7.2%	5.9%	11.8%
Adjusted EBITDA Margin	9.2%	10.5%	12.3%

Consolidated Results of Operations

Twelve Months Ended December 31, 2020 Compared to Twelve Months Ended December 31, 2019

	Twelve Months Ended December 31,
	2020		2019		Increase (Decrease)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount Change	% Change
Net sales	$357,606	100.0%	$519,704	100.0%	$(162,098)	-31.2%
Cost of sales	326,105	91.2%	460,986	88.7%	(134,881)	-29.3%
Manufacturing margins	31,501	8.8%	58,718	11.3%	(27,217)	-46.4%
Amortization of intangibles	10,706	3.0%	10,706	2.1%	—	0.0%
Profit sharing, bonuses and deferred compensation	8,250	2.3%	25,105	4.8%	(16,855)	-67.1%
Employee stock ownership plan expense	—	0.0%	5,453	1.0%	(5,453)	-100.0%
Other selling, general and administrative expenses	19,043	5.3%	25,466	4.9%	(6,423)	-25.2%
Contingent consideration revaluation	—	0.0%	(6,054)	-1.2%	(6,054)	-100.0%
Loss from operations	(6,498)	-1.8%	(1,958)	-0.4%	4,540	231.9%
Interest expense	(2,668)	0.7%	(6,728)	1.3%	(4,060)	-60.3%
Loss on extinguishment of debt	—	0.0%	(154)	0.0%	(154)	-100.0%
Benefit for income taxes	(2,074)	-0.6%	(4,088)	-0.8%	(2,014)	-49.3%
Net loss and comprehensive loss	$(7,092)	-2.0%	$(4,753)	-0.9%	$2,339	49.2%
EBITDA	$25,591	7.2%	$30,890	5.9%	$(5,299)	-17.2%
Adjusted EBITDA	$32,847	9.2%	$54,696	10.5%	$(21,849)	-39.9%

Net Sales. Net sales were $357,606 for the twelve months ended December 31, 2020 as compared to $519,704 for the twelve months ended December 31, 2019 for a decrease of $162,098, or 31.2%, which was driven by volume reductions across nearly all end markets served due to COVID-19, along with continued market demand changes and customer destocking activities which were most apparent in the commercial vehicle, agriculture and construction & access equipment end markets served. Despite MEC and its customer base carrying the essential business designation, customer production facilities shut down 5 – 6 weeks on average during the second quarter of 2020 due to COVID-19. As a direct result of the customer shutdowns, MEC temporarily halted production at some of its facilities during this time period. Customer manufacturing facilities gradually reopened, but MEC production volumes remained below pre-pandemic levels through the remainder of the year. Despite these volume declines, all pre-existing customer relationships and manufacturing programs remain intact.

Manufacturing Margins. Manufacturing margins were $31,501 for the twelve months ended December 31, 2020 as compared to $58,718 for the twelve months ended December 31, 2019, a decrease of $27,217, or 46.4%. The decline was mainly driven by the aforementioned volume reductions driven by COVID-19 along with the continued impact of market demand changes and destocking activities resulting in higher under-absorbed manufacturing costs, and $2,524 of restructuring costs related to the Greenwood facility consolidation, the details of which are outlined in Note 22 of the Consolidated Financial Statements. In addition, cost of sales includes approximately $775 of inventory obsolescence and health care charges specific to the estimated potential impacts of COVID-19.

Our traditional methods of determining inventory obsolescence and health care accruals significantly rely upon historical data. When estimating the approximately $775 of COVID-19 reserves during the current year, we had neither historical information, nor much other data from which to compute an estimated impact for this type of event. Nevertheless, the Company believes the obvious risk posed by the pandemic may have a financial impact in these areas. This charge for these COVID-19 specific accruals represents our best good faith estimate of the potential financial impact to the Company based on information available to us. Due to the continued risk posed by COVID-19, these reserves have remained mostly unchanged since establishment during the first quarter of the current year. We will continue to evaluate and report on our position with respect to these reserves as we work through the pandemic and monitor the effectiveness of vaccines.

Manufacturing margin percentages were 8.8% for the twelve months ended December 31, 2020 as compared to 11.3% for the twelve months ended December 31, 2019, a decline of 250 basis points. This decline was mostly attributable to the aforementioned impacts of COVID-19, market demand changes and destocking activities resulting in under-absorbed fixed overhead costs along with Greenwood facility restructuring costs and COVID-19 specific reserves. Based on the cost reduction initiatives enacted, the Company believes manufacturing margin percentages should improve beyond historical percentages when volumes return to historical levels.

Amortization of Intangibles Expense. Amortization of intangibles expense was $10,706 for both the twelve months ended December 31, 2020 and 2019.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit sharing, bonuses and deferred compensation expenses were $8,250 for the twelve months ended December 31, 2020 as compared to $25,105 for the twelve months ended December 31, 2019. The prior year included $20,080 of one-time IPO expenses, including $10,159 for deferred compensation and $9,921 for long-term incentive plan. Excluding these items from the prior year, these expenses increased $3,225. The increase is primarily due to increased stock-based compensation expense during 2020 because of the timing of awards.

Employee Stock Ownership Plan Expense. Employee stock ownership plan expense was zero for the twelve months ended December 31, 2020 as compared to $5,453 for the twelve months ended December 31, 2019, a decrease of $5,453, or 100.0%. Prior to December 31, 2019, the annual ESOP contribution was discretionary except that it must have been at least 3% of the compensation for all safe harbor participants for the plan year. Beginning in 2020, all contributions are discretionary. The change is due to the decision to eliminate this particular discretionary gain sharing contribution for the fiscal year 2020 as a result of lower financial performance due to the adverse impacts of COVID-19.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $19,043 for the twelve months ended December 31, 2020 as compared to $25,466 for the twelve months ended December 31, 2019. The prior year includes $5,744 of one-time other IPO and DMP acquisition related expenses. Excluding these one-time charges, these expenses decreased $679. The decrease was driven by synergies achieved through the integration of DMP, lower travel and entertainment expenses in the current period due to COVID-19 restrictions, and other cost saving initiatives initiated in the current year, slightly offset by an increase in costs associated with being a publicly traded company.

Contingent Consideration Revaluation. The DMP purchase agreement provided for a payout to the previous shareholders of DMP of $7,500, but not more than $10,000 if a certain level of EBITDA was generated during the twelve-month period ended September 30, 2019. We estimated the fair value of the contingent consideration payable balance of $6,076 as of the acquisition date of December 14, 2018. We then remeasured the fair value each quarter through September 30, 2019, with the change recorded as a contingent consideration revaluation adjustment. Based on our calculations in accordance with the purchase agreement, and as agreed to by DMP’s former shareholders, it was determined DMP’s EBITDA fell short of the payout threshold and as a result, the contingent consideration payable balance was adjusted to zero in the third quarter of 2019, resulting in income of $6,054 for the twelve months ended December 31, 2019.

Interest Expense. Interest expense was $2,668 for the twelve months ended December 31, 2020 as compared to $6,728 for the twelve months ended December 31, 2019, a decrease of $4,060, or 60.3%. The change is due to lower borrowings during the current period as compared to the same prior year period along with lower interest rates attributable to the more favorable terms afforded under our amended and restated Credit Agreement.

Benefit for Income Taxes. Income tax benefits were $2,074 for the twelve months ended December 31, 2020 as compared to $4,088 for the twelve months ended December 31, 2019. The decrease is due to a less pretax loss in the current period. Please reference Note 9 of the Condensed Consolidated Financial Statements for more specifics. As of December 31, 2020, our federal net operating loss (NOL) carryforward was $11,833 driven by the pretax losses incurred during the current year and the entirety of the prior year. The NOL does not expire and will be used to offset future pretax income. We expect our long-term effective tax rate to be 26%, based on current tax regulations.

Net Loss and Comprehensive Loss. Net loss and comprehensive loss was $7,092 for the twelve months ended December 31, 2020 as compared to $4,753 for the twelve months ended December 31, 2019. The increase of $2,339 was due to the previously discussed items.

EBITDA and EBITDA Margin. EBITDA and EBITDA Margin were $25,591 and 7.2%, respectively, for the twelve months ended December 31, 2020, as compared to $30,890 and 5.9%, respectively, for the twelve months ended December 31, 2019. The $5,299 decline in EBITDA was due to the reduction in sales volumes driven by COVID-19, the decline in market demand, destocking activities, and the Greenwood facility closure costs in the current period.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $32,847 and 9.2%, respectively, for the twelve months ended December 31, 2020, as compared to $54,696 and 10.5%, respectively, for the twelve months ended December 31, 2019. The decrease in Adjusted EBITDA of $21,849 was primarily due to the reduction in sales volumes in the current period driven by COVID-19, the decline in market demand, and destocking activities.

Twelve Months Ended December 31, 2019 Compared to Twelve Months Ended December 31, 2018

	Twelve Months Ended December 31,
	2019		2018		Increase (Decrease)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount Change	% Change
Net sales	$519,704	100.0%	$354,526	100.0%	$165,178	46.6%
Cost of sales	460,986	88.7%	303,948	85.7%	157,038	51.7%
Manufacturing margins	58,718	11.3%	50,578	14.3%	8,141	16.1%
Amortization of intangibles	10,706	2.1%	4,096	1.2%	6,610	161.4%
Profit sharing, bonuses and deferred compensation	25,105	4.8%	8,058	2.3%	17,047	211.6%
Employee stock ownership plan expense	5,453	1.0%	4,000	1.1%	1,453	36.3%
Other selling, general and administrative expenses	25,466	4.9%	12,276	3.5%	13,190	107.5%
Contingent consideration revaluation	(6,054)	-1.2%	(21)	0.0%	(6,033)	-28728.6%
Income (loss) from operations	(1,958)	-0.4%	22,169	6.3%	(24,127)	-108.8%
Interest expense	(6,728)	1.3%	(3,879)	1.1%	2,849	73.5%
Loss on extinguishment of debt	(154)	0.0%	(814)	0.2%	(660)	-81.1%
Benefit for income taxes	(4,088)	-0.8%	(459)	-0.1%	3,628	790.0%
Net income (loss) and comprehensive income (loss)	$(4,753)	-0.9%	$17,935	5.1%	$(22,688)	-126.5%
EBITDA	$30,890	5.9%	$41,823	11.8%	$(10,933)	-26.1%
Adjusted EBITDA	$54,696	10.5%	$43,694	12.3%	$11,002	25.2%

Net Sales. Net sales were $519,704 for the twelve months ended December 31, 2019 as compared to $354,526 for the twelve months ended December 31, 2018 for an increase of $165,178, or 46.6%, which was driven by approximately $189,000 of net contributions from the former DMP locations slightly offset by modest declines within our legacy business. Both the legacy MEC and former DMP businesses were adversely impacted by sudden declines in market demand that began late in the third quarter and continued through the fourth quarter, particularly in the commercial vehicle (CV), agricultural and construction & access equipment end markets served. These market demand changes drove destocking activities which had a more pronounced impact on the legacy MEC business, especially in the fourth quarter. Destocking stems from lower retail sales resulting in customer decisions to reduce dealer inventory levels by reducing and curtailing near-term production schedules. In addition, several key customers in the CV market experienced labor union issues in the third and fourth quarters of 2019, which negatively impacted production schedules for both the legacy MEC and former DMP businesses.

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

Amortization of Intangibles. Amortization of intangibles expense was $10,706 for the twelve months ended December 31, 2019 as compared to $4,096 for the twelve months ended December 31, 2018. The increase of $6,610, or 161.4%, was solely due to the amortization expense associated with the identifiable intangible assets from the DMP acquisition.

Profit Sharing, Bonuses and Deferred Compensation. Profit sharing, bonuses, and deferred compensation expenses were $25,105 for the twelve months ended December 31, 2019 as compared to $8,058 for the twelve months ended December 31, 2018. The increase of $17,047 was primarily driven by a one-time increase of $10,159 in deferred compensation plan expense and a one-time increase of $9,921 in long term incentive plan (LTIP) expense, both related to the IPO, offset by approximately a $2,600 reduction in annual incentive-based bonus expense.

Employee Stock Ownership Plan Expense. Employee stock ownership plan expense was $5,453 for the twelve months ended December 31, 2019 as compared to $4,000 for the twelve months ended December 31, 2018. The increase of $1,453, or 36.3%, was primarily due to the addition of plan participants as a result of the DMP acquisition.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $25,466 for the twelve months ended December 31, 2019 as compared to $12,276 for the twelve months ended December 31, 2018. The increase of

$13,190, or 107.5%, was driven by $5,744 of one-time IPO and DMP acquisition expenses, approximately $5,300 from the former DMP acquired entities, and additional costs associated with being a publicly traded company.

Contingent Consideration Revaluation. The DMP purchase agreement provided for a payout to the previous shareholders of DMP of $7,500, but not more than $10,000 if a certain level of EBITDA was generated during the twelve-month period ended September 30, 2019. We estimated the fair value of the contingent consideration payable balance of $6,076 as of the acquisition date. We then remeasured the fair value each quarter through September 30, 2019, with the change recorded as a contingent consideration revaluation adjustment. Based on our calculations in accordance with the purchase agreement, and as agreed to by DMP’s former shareholders, it was determined DMP’s EBITDA fell short of the payout threshold and as a result, the contingent consideration payable balance was adjusted to zero in the third quarter of 2019, resulting in income of $6,054 for the twelve months ended December 31, 2019.

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

EBITDA and EBITDA Margin. EBITDA and EBITDA Margin were $30,890 and 5.9%, respectively, for the twelve months ended December 31, 2019, as compared to $41,823 and 11.8%, respectively, for the twelve months ended December 31, 2018. The $10,933 decline in EBITDA was due to the previously mentioned increase in LTIP and deferred compensation plan expenses related to the IPO, and other one-time IPO and DMP acquisition related expenses. These one-time expenses and charges were slightly offset by the gain recorded for the DMP contingent consideration fair value revaluation adjustment and the addition of DMP.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $54,696 and 10.5%, respectively, for the twelve months ended December 31, 2019, as compared to $43,694 and 12.3%, respectively, for the twelve months ended December 31, 2018. The increase in Adjusted EBITDA of $11,002 was primarily driven by the acquisition of DMP.

Liquidity and Capital Resources

Cash Flows Analysis Twelve Months Ended December 31, 2020 Compared to Twelve Months Ended December 31, 2019

	Twelve Months Ended December 31,		Increase (Decrease)
	2020	2019	$ Change	% Change
Net cash provided by operating activities	$36,523	$33,402	3,121	9.3%
Net cash used in investing activities	(5,774)	(28,090)	22,316	-79.4%
Net cash used in financing activities	(30,629)	(8,400)	(22,229)	264.6%
Net change in cash	$120	$(3,088)	$3,208	103.9%

Operating Activities. Cash provided by operating activities was $36,523 for the twelve months ended December 31, 2020 as compared to $33,402 for the twelve months ended December 31, 2019. The $3,121 increase in operating cash flows was primarily due to a greater reduction in inventory, prepaids and other assets, along with beneficial changes in a variety of other operating assets and liability categories in the current year as compared to the same prior year period. Changes to pricing, payment terms and credit terms did not have a significant impact on changes to working capital items, or any other element of the operating cash flow activities for the periods presented.

Investing Activities. Cash used in investing activities was $5,774 for the twelve months ended December 31, 2020, as compared to $28,090 for the twelve months ended December 31, 2019. The $22,316, or 79.4%, decrease in cash used in investing activities was driven by our capital spend changing from a focus on investments in new technology and automation in 2019, to leveraging those investments and preserving cash in 2020. In addition, due to the Greenwood facility closure, the Company generated more proceeds for the sale of equipment in the current period as compared to the same prior year period.

Financing Activities. Cash used by financing activities was $30,629 for the twelve months ended December 31, 2020, as compared to cash used in financing activities of $8,400 for the twelve months ended December 31, 2019. The $22,229 change was driven by the use of operating cash flow in the current period to pay down debt as compared to net cash used in the prior year driven by IPO proceeds used to pay down debt.

Cash Flows Analysis Twelve Months Ended December 31, 2019 Compared to Twelve Months Ended December 31, 2018

	Twelve Months Ended December 31,		Increase (Decrease)
	2019	2018	$ Change	% Change
Net cash provided by operating activities	$33,402	$36,715	(3,313)	-9.0%
Net cash used in investing activities	(28,090)	(132,569)	104,479	-78.8%
Net cash provided by (used in) financing activities	(8,400)	98,867	(107,267)	-108.5%
Net change in cash	$(3,088)	$3,013	$(6,101)	-202.5%

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

Amended and Restated Credit Agreement

On September 26, 2019, and as last amended as of June 30, 2020, we entered into the Credit Agreement with certain lenders and Wells Fargo Bank, National Association, as administrative agent (the Agent). The Credit Agreement provides for a $200,000 Revolving Loan, with a letter of credit sub-facility in an aggregate amount not to exceed $5,000, and a swingline facility in an aggregate amount of $20,000. The Credit Agreement also provides for an additional $100,000 of capacity through an accordion feature. All amounts borrowed under the Credit Agreement mature on September 26, 2024.

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

Borrowings under the Credit Agreement bear interest at a fluctuating London Interbank Offered Rate (LIBOR) (which may be adjusted for certain reserve requirements), plus 1.00-2.00% depending on the current Consolidated Total Leverage Ratio (as defined in the Credit Agreement). Under certain circumstances, we may not be able to pay interest based on LIBOR. If that happens, we will be required to pay interest at the Base Rate, which is the sum of (a) the higher of (i) the Prime Rate (as publicly announced by the Agent from time to time) and (ii) the Federal Funds Rate plus 0.50%, plus (b) 0.00% to 1.00%, depending on the current Total Consolidated Leverage Ratio. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available.

At December 31, 2020, the interest rate on outstanding borrowings under the Revolving Loan was 2.50%. At December 31, 2020, we had availability of $154,743 under the Revolving Loan.

We must pay a commitment fee at a rate of 0.20% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Credit Agreement. We must also pay fees as specified in the Fee Letter (as defined in the Credit Agreement) and with respect to any letters of credit issued under the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness, create or incur liens, make certain investments, merge or consolidate with another entity, make certain asset dispositions, pay dividends or other distributions to shareholders, enter into transactions with affiliates, enter into sale leaseback transactions or make capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum interest coverage ratio of 3.00 to 1.00. At December 31, 2020, our interest coverage ratio was 9.07 to 1.00. The Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 3.25 to 1.00, although such leverage ratio can be increased in connection with certain acquisitions. This ratio was increased through the Second Amendment to the Credit Agreement to 4.25 to 1.00 for this quarter, as discussed in more detail below. At December 31, 2020, our consolidated total leverage ratio was 1.46 to 1.00.

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

Second Amendment to the Credit Agreement

On June 30, 2020, the Company entered into an amendment (Second Amendment) to the Credit Agreement. The Second Amendment provides the Company with temporary relief regarding a financial covenant (the consolidated total leverage ratio) for the period from June 30, 2020, through December 31, 2021, or such earlier date as the Company may elect (Covenant Relief Period), in return for certain increases in interest rates and fees and restrictions on certain activities of the Company, including capital expenditures, acquisitions, dividends and share repurchases. New pricing, which takes effect for the quarters ended on and after September 30, 2020, includes interest at a fluctuating LIBOR (at a floor of 75 basis points), plus 1.00% to 2.75%, along with the commitment fee ranging from 20 to 50 basis points.

During the Covenant Relief Period, the required ceiling on the Company’s consolidated total leverage ratio will be 4.25 to 1.00 for quarters ending June 30, 2020 through and including December 31, 2020 and will decline in quarterly increments to 3.25 to 1.00 for the quarter ending December 31, 2021.

As of December 31, 2020, our consolidated total leverage ratio was 1.46 to 1.00 in accordance with the Second Amendment of the Credit Agreement.

At December 31, 2020, we were in compliance with all covenants under the Credit Agreement and Second Amendment.

Capital Requirements and Sources of Liquidity

During the twelve months ended December 31, 2020 and 2019, our capital expenditures were $7,794 and $25,797, respectively. The decrease of $18,003 was driven by shifts in focuses from investments in new technology and automation in 2019 to leveraging those investments and controlling spend in 2020.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. At December 31, 2020, we had immediate availability of $154,743 through our Revolving Loan and another $100,000 through an accordion feature under our Credit Agreement, subject to covenants under the Credit Agreement and Second Amendment. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital. We will continue to have access to the availability currently provided under the Credit Agreement as long as we remain compliant with the financial covenants. Based on our estimates of the impact of COVID-19 at this time, we expect to be in compliance with these financial covenants through 2021 and the foreseeable future.

We believe that our operating cash flow and available borrowings under the Credit Agreement are sufficient to fund our operations for 2021 when taking into consideration the estimated impacts of COVID-19 based on the information we have available at this time. However, future cash flows are subject to a number of variables, and additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under the Credit Agreement, joint ventures, asset sales, offerings of debt or equity securities or other means. We cannot guarantee that this additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at December 31, 2020:

		Payments Due by Period
	Total	2021	2022 – 2023	2024 – 2025	Thereafter
Long-term debt principal payment obligations (1)	$45,257	$—	$—	$45,257	$—
Forecasted interest on debt payment obligations (2)	5,402	1,440	2,881	1,081	—
Capital lease obligations	2,943	734	1,468	741	—
Operating lease obligations	12,474	3,256	4,660	2,396	2,162
Total	$66,076	$5,430	$9,009	$49,475	$2,162
(1)	The long-term amounts in the table include principal payments under the Company’s Credit Agreement, which expires in 2024.
(2)	Forecasted interest on debt obligations are based on the debt balance, interest rate, and unused fee as of December 31, 2020

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

The amount borrowed under the Revolver Loan under the Credit Agreement was $45.3 million as of December 31, 2020. The interest rate was 2.50% as of December 31, 2020. Please see “Liquidity and Capital Resources – Amended and Restated Credit Agreement” in Part II, Item 7 of this Annual Report on Form 10-K and Note 4 in the Notes to the Consolidated Financial Statements for more specifics.

A hypothetical 100-basis-point increase in our borrowing rates would have resulted in an additional $0.6 million of interest expense based on our variable rate debt at December 31, 2020. We do not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect our cash flow.

Commodity Risk

We source a wide variety of materials and components from a network of suppliers. While such materials are generally available from numerous suppliers, COVID-19 has resulted in availability delays at times. In addition, commodity raw materials, such as steel, aluminum, copper, paint and paint chemicals, and other production costs are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and in many cases utilize contracts with those customers to mitigate the impact of commodity raw material price fluctuations. As of December 31, 2020, we did not have any commodity hedging instruments in place.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Mayville Engineering Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mayville Engineering Company, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

March 5, 2021

We have served as the Company's auditor since 2018.

Mayville Engineering Company, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$121	$1
Receivables, net of allowances for doubtful accounts of $1,298 as of December 31, 2020 and $526 as of December 31, 2019	42,080	40,188
Inventories, net	41,366	45,692
Tooling in progress	3,126	1,589
Prepaid expenses and other current assets	2,555	3,007
Total current assets	89,248	90,477
Property, plant and equipment, net	106,688	125,063
Assets held for sale	3,552	—
Goodwill	71,535	71,535
Intangible assets-net	61,467	72,173
Capital lease, net	2,581	3,227
Other long-term assets	3,462	1,107
Total	338,533	363,582
LIABILITIES, TEMPORARY EQUITY, AND SHAREHOLDERS’ EQUITY
Accounts payable	33,495	32,173
Current portion of capital lease obligation	626	598
Accrued liabilities:
Salaries, wages, and payroll taxes	10,190	5,752
Profit sharing and bonus	3,089	6,229
Other current liabilities	5,340	3,439
Total current liabilities	52,740	48,191
Bank revolving credit notes	45,257	72,572
Capital lease obligation, less current maturities	2,061	2,687
Deferred compensation and long-term incentive, less current portion	25,631	24,949
Deferred income tax liability	11,887	14,188
Other long-term liabilities	100	100
Total liabilities	137,676	162,687
Commitments and contingencies (see Note 10)
Common shares, no par value, 75,000,000 authorized, 21,093,035 shares issued at December 31, 2020 and 20,845,693 at December 31, 2019	—	—
Additional paid-in-capital	190,793	183,687
Retained earnings	14,998	22,090
Treasury shares at cost, 1,033,645 shares at December 31, 2020 and 1,213,482 at December 31, 2019	(4,934)	(4,882)
Total shareholders’ equity	200,857	200,895
Total	$338,533	$363,582

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except share amounts and per share data)

	Twelve Months Ended December 31,
	2020	2019	2018
Net sales	$357,606	$519,704	$354,526
Cost of sales	326,105	460,986	303,948
Amortization of intangibles	10,706	10,706	4,096
Profit sharing, bonuses, and deferred compensation	8,250	25,105	8,058
Employee stock ownership plan expense	—	5,453	4,000
Other selling, general and administrative expenses	19,043	25,466	12,276
Contingent consideration revaluation	—	(6,054)	(21)
Income (loss) from operations	(6,498)	(1,958)	22,169
Interest expense	(2,668)	(6,728)	(3,879)
Loss on extinguishment of debt	—	(154)	(814)
Income (loss) before taxes	(9,166)	(8,840)	17,476
Income tax benefit	(2,074)	(4,088)	(459)
Net income (loss) and comprehensive income (loss)	$(7,092)	$(4,753)	$17,935
Earnings (loss) per share
Net income (loss) available to shareholders	$(7,092)	$(4,753)	$17,935
Basic and diluted earnings (loss) per share	$(0.36)	$(0.27)	$1.29
Basic and diluted weighted average shares outstanding	19,898,122	17,447,464	13,891,301
Tax-adjusted pro forma information
Net income (loss) available to shareholders	$(7,092)	$(4,753)	$17,935
Pro forma provision for income taxes	—	173	4,663
Pro forma net income (loss)	$(7,092)	$(4,926)	$13,272
Pro forma basic and diluted earnings (loss) per share	$(0.36)	$(0.28)	$0.96
Basic and diluted weighted average shares outstanding	19,898,122	17,447,464	13,891,301

Weighted average shares give effect to the issuance of a stock dividend of approximately 1,334.34-for-1 related to the Company’s initial public offering of common stock (IPO), as if the IPO occurred at the beginning of 2018.

Tax adjusted pro forma amounts reflect income tax adjustments as if the Company was a taxable entity as of the beginning of 2018 using a 26% effective tax rate.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,092)	$(4,753)	$17,935
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	21,383	22,296	16,372
Amortization	10,706	10,706	4,096
Allowance for doubtful accounts	772	284	(48)
Inventory excess and obsolescence reserve	80	(60)	90
Stock-based compensation expense	4,732	3,486	—
Costs recognized on step-up of acquired inventory	—	395	583
Contingent consideration revaluation	—	(6,054)	(21)
Loss (gain) on disposal of property, plant and equipment	667	(62)	(177)
Deferred compensation and long-term incentive	682	11,598	4,466
Loss (gain) on extinguishment or forgiveness of debt	—	(367)	814
Non-cash adjustments	358	(237)	128
Changes in operating assets and liabilities – net of effects of acquisition:
Accounts receivable	(2,664)	11,853	1,042
Inventories	4,246	8,886	(6,873)
Tooling in progress	(1,537)	729	489
Prepaids and other current assets	500	(1,358)	(4,425)
Accounts payable	515	(11,010)	834
Deferred income taxes	(4,857)	(5,992)	—
Accrued liabilities, excluding long-term incentive	8,032	(6,938)	1,410
Net cash provided by operating activities	36,523	33,402	36,715
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(7,794)	(25,797)	(17,879)
Proceeds from sale of property, plant and equipment	2,020	76	10
Acquisitions, net of cash acquired	—	(2,369)	(114,700)
Net cash used in investing activities	(5,774)	(28,090)	(132,569)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	267,169	442,154	257,428
Payments on bank revolving credit notes	(294,484)	(429,211)	(228,137)
Proceeds from issuance of other long-term debt	—	—	167,094
Repayments of other long-term debt	—	(120,046)	(87,389)
Deferred financing costs	(207)	—	(2,173)
Proceeds from IPO, net	—	101,763	—
Purchase of treasury stock	(2,509)	(2,591)	(7,833)
Payments on capital leases	(598)	(469)	(123)
Net cash provided by (used in) financing activities	(30,629)	(8,400)	98,867
Net increase (decrease) in cash and cash equivalents	120	(3,088)	3,013
Cash and cash equivalents, beginning of year	1	3,089	76
Cash and cash equivalents, end of year	$121	$1	$3,089
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,011	$6,629	$4,117
Cash paid for taxes	$744	$544	$54
In conjunction with the DMP acquisition, fair value of assets acquired and liabilities assumed were as followed: (1)
Fair value of assets acquired, net of cash acquired	$—	$—	$167,781
Liabilities assumed	—	—	(53,081)
Cash paid for acquisition, net of cash acquired	$—	$—	$114,700
Non-cash construction in progress in accounts payable	$1,559	$2,809	$1,240
(1)	2019 relate to net working capital true-ups.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(in thousands)

	Shareholder’s Equity
	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Total
Balance as of December 31, 2017	$—	$—	$—	$—
Balance as of December 31, 2018	$—	$—	$—	$—
Transfer from temporary equity (see Note 17)	133,806	(57,659)	29,698	105,845
Share issuance – IPO	101,763	—	—	101,763
Cancellation of treasury stock	(55,369)	55,369	—	—
Share repurchases	—	(2,592)	—	(2,592)
Stock-based compensation	3,486	—	—	3,486
Net loss post IPO	—	—	(7,609)	(7,609)
Balance as of December 31, 2019	$183,687	$(4,882)	$22,089	$200,895
Net loss	—	—	(7,092)	(7,092)
Share repurchases	—	(2,509)	—	(2,509)
ESOP contribution	2,374	2,457	—	4,831
Stock based compensation expense	4,732	—	—	4,732
Balance as of December 31, 2020	$190,793	$(4,934)	$14,998	$200,857

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands, except share amounts and per share data)

Note 1. Nature of business and summary of significant accounting policies

Mayville Engineering Company, Inc. and subsidiaries (MEC, the Company, we, our, us or similar terms) is a leading U.S.-based value-added manufacturing partner that provides a broad range of prototyping and tooling, production fabrication, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicle, construction & access equipment, powersports, agriculture, military and other end markets. Founded in 1945 and headquartered in Mayville, Wisconsin, we are a leading Tier I U.S. supplier of highly engineered components to original equipment manufacturers (OEM) customers with leading positions in their respective markets. The Company operates 19 facilities located in Arkansas, Michigan, Mississippi, Ohio, Pennsylvania, Virginia, and Wisconsin. Our engineering expertise and technical know-how allow us to add value through every product redevelopment cycle (generally every three to five years for our customers).

In December 1985, the Company formed the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (ESOP). The ESOP is a tax qualified retirement plan and is designed to invest primarily in the Company’s common stock which is held in a Trust. From January 2003 until the Company’s IPO in May 2019, the ESOP owned 100% of the Company’s outstanding shares of common stock which have been fully allocated to active or retired eligible employees. In connection with the IPO, the Company initially sold 6,250,000 shares of common stock into the public market, reducing ESOP ownership to approximately 67%. As of December 31, 2020, 55.2% of all outstanding shares were held by the ESOP or within the Company’s 401(k) plan.

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). They include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

Accounts receivable

Accounts receivable are generally uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 60 days from the invoice date. Management periodically reviews past due balances and established an allowance for doubtful accounts of approximately $1,298 and $526 as of December 31, 2020 and 2019, respectively, for probable uncollectible amounts based on its assessment of the current status of individual accounts. The estimated valuation allowance results in a charge to cost of sales and the accounts are written-off through a charge to the valuation allowance and a credit to accounts receivable after the Company has used all reasonable collection efforts.

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out method (FIFO), and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Work-in-process and finished goods are valued at production cost consisting of material, labor and overhead. The Company maintains a reserve for obsolete and slow-moving inventory of approximately $3,199 and $3,119 as of December 31, 2020 and 2019, respectively, which is based upon the aging of current inventory as well as assumptions on future demand and market conditions.

Tooling in progress

The Company has agreements with its customers to provide production tooling which will be used to produce specific parts for its customers. The costs to design, engineer, and manufacture the tooling are charged to tooling in progress as incurred and based on when control of the tooling is promised under contract, is transferred to the customer either at a point in time or over a period of time is when revenue is recognized. The Company may also provide production tooling that is not sold to customers but is capitalized in property, plant and equipment. To the extent that estimated costs exceed expected reimbursement from the customer, the Company recognizes a loss. Tooling in progress was $3,126 and $1,589 as of December 31, 2020 and 2019, respectively.

Property, plant and equipment

Property, plant and equipment are stated at cost. Expenditures for additions and improvements are capitalized while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred. Properties sold, or otherwise disposed of, are removed from the property accounts, with gains or losses on disposal credited or charged to the results of operations. Depreciation is provided over the estimated useful lives of the respective assets, using the straight-line depreciation method for financial reporting purposes and begins when the asset is placed into service. Depreciation expense for the twelve months ended December 31, 2020, 2019 and 2018 was $21,383, $22,296 and $16,372, respectively, and is included in cost of sales on the Consolidated Statements of Comprehensive Income (Loss).

Business combinations

The Company accounts for all business combinations in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, “Business Combinations”. In connection with a business combination, the acquiring company must allocate the cost of the acquisition to assets acquired and liabilities assumed based on fair values as of the acquisition date. Any excess or shortage of amounts assigned to assets and liabilities over or under the purchase price is recorded as a gain on bargain purchase or goodwill. Transaction costs associated with acquisitions are expensed as incurred within selling, general and administrative expenses.

Goodwill

We test goodwill for impairment annually, or more frequently if triggering events occur indicating that there may be an impairment. We have recorded goodwill and perform testing for potential goodwill impairment at a reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment for which discrete financial information is available, and for which management regularly reviews the operating results. Additionally, components within an operating segment can be aggregated as a single reporting unit if they have similar economic characteristics. We have performed testing on our one reporting unit.

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

We test our goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. Due to the economic conditions during the second quarter of 2020 as a result of the COVID-19 pandemic, we determined that an impairment triggering event occurred, which required an interim quantitative impairment assessment of goodwill. Based on our interim quantitative assessments, the fair value of our reporting unit exceeded our related carrying value by more than 50%, thus no impairment of goodwill was indicated. We also performed our annual qualitative goodwill impairment test during the fourth quarter of fiscal 2020, consistent with the timing of 2019. At December 31, 2020, the Company had goodwill with a carrying amount of $71,535. The fair value substantially exceeded the carrying value for 2020.

If the market valuation of our common shares or operating results of our reporting unit significantly decline beyond current levels, we may again need to conduct an evaluation of the fair value of our goodwill, which may result in an impairment change.

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amount of all significant financial instruments approximates fair value due to either the short maturity or the existence of variable interest rates that approximate prevailing market rates. Cash and cash equivalents, accounts receivable and accounts payable are classified as Level 1 fair value inputs as further described in Note 15. Long-term debt is classified as a Level 2 fair value input.

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

Deferred financing costs

Loan issuance costs and discounts are capitalized upon the issuance of long-term debt and amortized over the life of the related debt and are presented as a reduction of the associated long-term debt on the Consolidated Balance Sheets. Loan issuance costs associated with revolving debt arrangements are presented as a component of other assets. Loan issuance costs incurred in connection with revolving debt arrangements are amortized using the straight-line method over the life of the credit agreement. Loan issuance costs and discounts incurred in connection with term debt are amortized using the effective interest method. Amortization of deferred loan issuance costs and discounts are included in interest expense. During 2020, 2019 and 2018, the Company recorded $207, $142 and $2,173, respectively of deferred financing costs associated with its long-term debt and line of credit arrangements. Amortization expense associated with the deferred debt issuance costs and discounts in 2020, 2019 and 2018 was approximately $358, $381 and $198. Accumulated amortization was approximately $616, $474 and $114 as of December 31, 2020, 2019 and 2018, respectively. Amendments made to existing debt in 2020, 2019 and 2018 resulted in the write-offs of $zero, $154 and $814, respectively of unamortized costs associated with the debt that was replaced.

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

There are many customers where the Company designs, engineers and builds production tooling, which is purchased by the customer. Most of the tooling revenue is complete at the point the customer signs off on the product through the Product Part Approval Process (PPAP) and the tool is placed into service. Revenue is recognized when control of the tooling promised under a contract is transferred to the customer either at a point in time or over a period of time in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the goods or services.

The Company offers certain customers discounts for early payments. These discounts are recorded against net sales in the consolidated statement of comprehensive income and accounts receivable in the Consolidated Balance Sheets. The Company does not offer any other customer incentives, rebates or allowances.

Shipping and handling

The Company expenses shipping and handling costs as incurred. These costs are generally comprised of salaries and wages, shipping supplies and warehouse costs. Inbound freight costs, which mostly relate to raw materials, are included in cost of sales on the Consolidated Statements of Comprehensive Income (Loss). Outbound freight costs, which mostly relate to sales, are included in net sales on the Consolidated Statements of Comprehensive Income (Loss). The Company does not charge customers nor recognize revenue for shipping and handling. The Company’s OEM customers arrange and pay the freight for delivery.

Advertising

The Company expenses the costs of advertising when incurred. Advertising expense was approximately $100, $110 and $116 for the twelve months ended December 31, 2020, 2019 and 2018, respectively. Advertising costs are charged to selling, general and administrative expenses.

Income Taxes

Income taxes and uncertain tax positions are accounted for in accordance with ASC 740, “Accounting for Income Taxes”. Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse and recognizes the effect of a change in enacted rates in the period of enactment. Tax positions meeting the more-likely-than-not recognition threshold are measured pursuant to the guidance set forth in ASC 740. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. See Note 9 “Income Taxes” of these Notes to Consolidated Financial Statements for further discussion.

Earnings (loss) per share

The Company computes basic earnings (loss) per share by dividing net income (loss) available to shareholders by the actual weighted average number of common shares outstanding for the reporting period. The dilutive impact to basic earnings per share considers the impact to earnings if all convertible securities were exercised or outstanding that do not have an antidilutive impact on earnings per share.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Subsequent reissuance of shares to the ESOP are recorded as a reduction to treasury stock and as ESOP expense in the Consolidated Statements of Comprehensive Income (Loss).

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

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which narrows the application of when an integrated set of assets and activities is considered a business and provides a framework to assist entities in evaluating whether both an input and a substantive process are present to be considered a business. It is expected that the new guidance will reduce the number of transactions that would need to be further evaluated and accounted for as a business. For public companies, this guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. For as long as the Company remains an EGC, the new guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The adoption had no impact on the financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13) to improve the effectiveness of fair value measurement disclosures. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement based on the concepts in FASB Concept Statement, including the consideration of costs and benefits. The amendments in this Update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption of this guidance is permitted for removed or modified disclosures upon issuance of this Update while a delayed adoption of the additional disclosures is allowed until the effective date. During the period ended March 31, 2020, the Company elected to adopt this guidance. The adoption had no impact on the financial statements.

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

Note 2. IPO

The IPO of shares of the Company’s common stock was completed in May 2019. In connection with the offering, the Company initially sold 6,250,000 shares of common stock at $17 per share generating proceeds of $99,344, net of underwriting discounts and commissions. Additional shares were also sold under an option granted to the underwriters that same month, resulting in a sale of an additional 152,209 shares of common stock at $17 per share, generating additional proceeds of $2,419, net of underwriting discounts and commissions

In conjunction with the IPO, the Company issued a stock dividend specific to pre-IPO shares, of approximately 1,334.34-for-1, resulting in the conversion of 10,075 shares in our Employee Stock Ownership Plan to 13,443,484 shares.

Note 3. Select balance sheet data

Inventory

Inventories as of December 31, 2020 and December 31, 2019 consist of:

	December 31, 2020	December 31, 2019
Finished goods and purchased parts	$24,561	$28,664
Raw materials	11,266	10,834
Work-in-process	5,539	6,194
Total	$41,366	$45,692

Property, plant and equipment

Property, plant and equipment as of December 31, 2020 and December 31, 2019 consist of:

	Useful Lives Years	December 31, 2020	December 31, 2019
Land	Indefinite	$1,033	$1,264
Land improvements	15-39	3,169	3,169
Building and building improvements	15-39	55,172	58,021
Machinery, equipment and tooling	3-10	199,854	204,248
Vehicles	5	3,778	3,738
Office furniture and fixtures	3-7	16,242	15,469
Construction in progress	N/A	3,931	3,154
Total property, plant and equipment, gross		283,179	289,063
Less accumulated depreciation		176,491	164,000
Total property, plant and equipment, net		$106,688	$125,063

Additionally, the Company completed the closure of its Greenwood, SC manufacturing facility during the third quarter of the current period. The net amount of property, plant and equipment associated with the facility was $3,552, which is classified in assets held for sale on the Consolidated Balance Sheets as of December 31, 2020.

Goodwill

We test our goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. Due to the economic conditions during the second quarter of 2020 as a result of the COVID-19 pandemic, we determined that an impairment triggering event occurred, which required an interim quantitative impairment assessment of goodwill. Based on our interim quantitative assessments, the fair value of our reporting unit exceeded our related carrying value by more than 50%, thus no impairment of goodwill was indicated. We also performed our annual qualitative goodwill impairment test during the fourth quarter of fiscal 2020, consistent with the timing of 2019. At December 31, 2020, the Company had goodwill with a carrying amount of $71,535. The fair value substantially exceeded the carrying value for 2020.

Changes in goodwill between December 31, 2019 and December 31, 2020 consist of:

Balance as of December 31, 2019	$71,535
Impairment	—
Balance as of December 31, 2020	$71,535

Intangible Assets

The following is a listing of intangible assets, the useful lives in years (amortization period) and accumulated amortization as of December 31, 2020 and December 31, 2019:

	Useful Lives Years	December 31, 2020	December 31, 2019
Amortizable intangible assets:
Customer relationships and contracts	9-12	$78,340	$78,340
Trade name	10	14,780	14,780
Non-compete agreements	5	8,800	8,800
Patents	19	24	24
Accumulated amortization		(44,288)	(33,582)
Total amortizable intangible assets, net		57,656	68,362
Non-amortizable brand name		3,811	3,811
Total intangible assets, net		$61,467	$72,173

Non-amortizable brand name is tested annually for impairment.

Changes in intangible assets between December 31, 2019 and December 31, 2020 consist of:

Balance as of December 31, 2019	$72,173
Amortization expense	(10,706)
Balance as of December 31, 2020	$61,467

Amortization expense was $10,706, $10,706 and $4,096 for the twelve months ended December 31, 2020, 2019 and 2018 respectively.

Future amortization expense is expected to be as followed:

Year ending December 31,
2021	$10,706
2022	$6,952
2023	$6,866
2024	$5,192
2025	$5,192
Thereafter	$22,748

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

In order to provide a means of insurance against future macroeconomic events, we entered into an amendment (Second Amendment) to the Credit Agreement on June 30, 2020. The Second Amendment provides the Company with temporary changes to the total leverage ratio covenant for the period from June 30, 2020, through December 31, 2021, or such earlier date as the Company may elect (Covenant Relief Period), in return for certain increases in interest rates, fees and restrictions on certain activities of the Company, including capital expenditures, acquisitions, dividends and share repurchases. New pricing, which takes effect for the quarters ending on and after September 30, 2020, includes interest at a fluctuating London Interbank Offered Rate (LIBOR) (at a floor of 75 basis points), plus 1.00% to 2.75%, along with the commitment fee ranging from 20 to 50 basis points.

During the Covenant Relief Period, the required ceiling on the Company’s total leverage ratio will be 4.25 to 1.00 for quarters ending June 30, 2020 through and including December 31, 2020, and will decline in quarterly increments to 3.25 to 1.00 through the quarter ending December 31, 2021.

At December 31, 2020, our consolidated total leverage ratio was 1.46 to 1.00 as compared to a covenant maximum of 4.25 to 1.00 in accordance with the Second Amendment of the Credit Agreement.

At December 31, 2020, our interest coverage ratio was 9.07 to 1.00 as compared to a covenant minimum of 3.00 to 1.00 under the Credit Agreement.

Under the Credit Agreement, interest is payable quarterly at the adjusted LIBOR plus an applicable margin based on the current funded indebtedness to adjusted EBITDA ratio. The interest rate was 2.50% and 3.25% as of December 31, 2020 and December 31, 2019, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.20% as of December 31, 2020 and December 31, 2019.

The Company was in compliance with all financial covenants of its credit agreements as of December 31, 2020 and December 31, 2019. The amount borrowed on the revolving credit notes was $45,257 and $72,572 as of December 31, 2020 and December 31, 2019, respectively.

Note 5. Capital lease obligation

Capital leases consist of equipment with a capitalized cost of $3,825 at December 31, 2020 and December 31, 2019, and accumulated depreciation of $1,245 and $598 at December 31, 2020 and December 31, 2019, respectively. Depreciation of $644 and $503 was recognized on the capital lease assets during the twelve months ended December 31, 2020 and December 31, 2019, respectively. Non-cash capital lease transactions amounted to zero, $1,776 and $2,051, for the twelve months ended December 31, 2020, 2019 and 2018, respectively. Future minimum lease payments required under the lease are as follows:

Year ending December 31,
2021	$734
2022	734
2023	734
2024	514
2025	227
Thereafter	—
Total	2,943
Less payment amount allocated to interest	256
Present value of capital lease obligation	$2,687
Current portion of capital lease obligation	626
Long-term portion of capital lease obligation	2,061
Total capital lease obligation	$2,687

Note 6. Operating lease obligation

Operating leases relate to property, plant and equipment. Future minimum lease payments required under the lease are as follows:

Year ending December 31,
2021	$3,256
2022	2,366
2023	2,294
2024	1,501
2025	895
Thereafter	2,162
Total	$12,474

The Company leases certain office space, warehousing facilities, equipment and vehicles under operating lease arrangements with third-party lessors. These lease arrangements expire at various times through December 2028. Total rent expense under the arrangements was approximately $4,471, $4,801 and $2,052 for the twelve months ended December 31, 2020, 2019, and 2018, respectively.

Note 7. Employee stock ownership plan

Under the ESOP, the Company can make annual contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company. Prior to December 31, 2019, the annual contribution was discretionary except that it must have been at least 3% of the compensation for all safe harbor participants for the plan year. Beginning on January 1, 2020, all contributions are discretionary. For the twelve months ended December 31, 2020, 2019 and 2018, the Company’s ESOP expense amounted to zero, $5,453 and $4,000, respectively.

At various times following death, disability, retirement, termination of employment or the exercise of diversification rights, an ESOP participant is entitled to receive their ESOP account balance in accordance with various distribution methods as permitted under the policies adopted by the ESOP. Prior to the IPO, all distributions were paid to participants in cash.

As of December 31, 2020, and December 31, 2019, the ESOP shares consisted of 9,920,774 and 11,790,113 in allocated shares, respectively. Prior to its IPO, the Company was obligated to repurchase shares in the trust that were not distributed to ESOP participants as determined by the ESOP trustees, and thus the shares were mandatorily redeemable. Subsequent to the IPO, shares are sold in the public market.

Note 8. Retirement plans

The Mayville Engineering Company, Inc. 401(k) Plan (the 401(k) Plan) covers substantially all employees meeting certain eligibility requirements. The 401(k) Plan is a defined contribution plan and is intended for eligible employees to defer tax-free contributions to save for retirement. Employees may contribute up to 50% of their eligible compensation plan to the 401(k) Plan, subject to the limits of Section 401(k) of the Internal Revenue Code.

The 401(k) Plan also provides for employer discretionary profit sharing contributions and the Board of Directors authorized discretionary profit sharing contributions of approximately $1,833, zero and $696 for the twelve months ended December 31, 2020, 2019 and 2018, respectively, that are funded in the subsequent years.

Note 9. Income taxes

Income taxes are included in the Consolidated Statements of Comprehensive Income (Loss) at December 31, 2020 and 2019 as below:

	December 31, 2020	December 31, 2019
Current income tax expense (benefit)
U.S Federal	$129	$401
State	98	1,544
Total	227	1,945
Deferred income tax expense (benefit)
U.S Federal	(2,457)	(4,197)
State	156	(1,836)
Total	(2,301)	(6,033)
Total income tax benefit	$(2,074)	$(4,088)

A reconciliation of the statutory federal income tax expense to the income tax expense from continuing operations provided at December 31, 2020 and 2019, is as follows:

	December 31, 2020	December 31, 2019
Income tax expense at the federal statutory rate - 21%	$(1,925)	$(1,854)
State and local income taxes - net of federal income tax benefits	79	(58)
Compensation deduction limitation - section 162(m) adjustment	(113)	357
Income taxed by shareholder before IPO	(387)	(867)
Other - perms	51	77
Transaction costs	—	607
Change in tax status	—	(2,355)
Tax credits generated	(409)	(254)
Uncertain tax positions - current year	106	—
Uncertain tax positions - prior year	115	—
Loan fee amortization	698	—
Stock compensation	764	—
Section 481(a) adjustments	(184)	—
Fixed assets	(452)	—
State tax return to provision	(121)	—
Other miscellaneous tax	(296)	259
Total income tax benefit	$(2,074)	$(4,088)
Effective tax rate	22.6%	47.5%

The Company’s two legacy businesses, MEC and DMP, filed separate returns prior to the IPO on May 9, 2019. Previous to this date, the MEC legacy business was an S Corporation where the tax burden was born by the shareholders and the DMP legacy business was a consolidated C-Corporation.

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Deferred compensation	$8,295	$8,645
Inventory adjustments	1,506	1,837
Accrued expenses	409	211
Credits	508	279
Net operating loss	2,626	3,120
Other	338	—
Total deferred tax assets	13,682	14,092
Deferred tax liabilities:
Property, plant and equipment	9,485	8,354
Intangibles	15,773	19,305
Inventory adjustment	—	—
Other	311	622
Total deferred tax liabilities	25,569	28,281
Valuation allowance	—	—
Net deferred tax liability	$(11,887)	$(14,188)

Consolidated federal net operating loss carryforwards are $11,833 and do not expire. In addition, the Company has consolidated and separate company net operating loss carryforwards of $2,042 in various states.

Uncertain Tax Positions

The Company has recorded a reserve of uncertain tax positions expected to be taken on its December 31, 2020 return as well as prior years. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next twelve months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. No amounts have been recorded as tax expense for interest and penalties for the year ended December 31, 2020 as the amount for the utilized portion of the research and development credit on the Wisconsin return is considered to be immaterial. At December 31, 2020, a total of $208 of unrecognized tax benefits would, if recognized, impact the company's effective tax rate.

The Company files income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. Federal tax returns for tax years beginning January 1, 2017, and state tax returns beginning January 1, 2016, are open for examination.

Details of Unrecognized Tax Benefits

The following is a reconciliation of beginning and ending amounts of unrecognized tax benefits:

Balance as of December 31, 2019	$—
Increase from current year tax positions	106
Increase from prior year tax positions	115
Decrease from settlements with tax authority	—
Decrease from expiration of statute of limitations	—
Balance as of December 31, 2020	$221

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

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the twelve months ended December 31, 2020, 2019 and 2018, eligible employees elected to defer compensation of $63, $1,296 and $856, respectively. As of December 31, 2020, and December 31, 2019, the total amount accrued for all benefit years under this plan was $25,631 and $24,949, respectively, which is included within the deferred compensation and long-term incentive on the Consolidated Balance Sheets. These amounts include the initial deferral of compensation as adjusted for (a) subsequent changes in the share value of the Company stock pursuant to the IPO or (b) following the IPO in the investment options chosen by the participants. Total expense for the deferred compensation plan for the twelve months ended December 31, 2020, 2019 and 2018 amounted to $725, $10,476 and $1,647, respectively. These expenses are included in profit sharing, bonuses and deferred compensation on the Consolidated Statements of Comprehensive Income (Loss).

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

The LTIP was terminated in May 2019 in conjunction with the IPO. Total expense for the long-term incentive plan for the twelve months ended December 31, 2020, 2019 and 2018 amounted to zero, $10,000 and $1,712, respectively. These expenses are included in profit sharing, bonuses and deferred compensation on the Consolidated Statements of Comprehensive Income (Loss).

Note 13. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees, and estimated unpaid claims. As of March 31, 2020, the Company has consolidated benefit plans with no specific stop loss and an aggregate stop to limit risk. Expense related to this contract was approximately $20,849, $19,208 and $17,726 for the twelve months ended December 31, 2020, 2019 and 2018, respectively. An estimated accrued liability of approximately $1,721 and $1,316 was recorded as of December 31, 2020 and December 31, 2019, respectively, for estimated unpaid claims and is included within other current liabilities on the Consolidated Balance Sheets.

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

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

		Fair Value Measurements at Report Date Using
	Balance at December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$25,631	$4,865	$20,766	$—
Total	$25,631	$4,865	$20,766	$—

		Fair Value Measurements at Report Date Using
	Balance at December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$24,949	$2,470	$22,479	$—
Total	$24,949	$2,470	$22,479	$—

Fair value measurements for the Company’s cash and cash equivalents are classified based upon Level 1 measurements because such measurements are based upon quoted market prices in active markets for identical assets.

Accounts receivable, accounts payable, long-term debt and accrued liabilities are recorded in the financial statements at cost and approximate fair value.

Deferred compensation liabilities are recorded at amounts due to participants at the time of deferral. Deferrals are invested in an investment vehicle based on the options made available to the participant, considered to be Level 1 and Level 2 on the fair value hierarchy, with the majority of the balance as Level 2. The change in fair value is recorded in the profit sharing, bonuses, and deferred compensation line item on the Consolidated Statements of Comprehensive Income (Loss). The balance due to participants is reflected on the deferred compensation and long-term incentive line item on the Consolidated Balance Sheets.

The Company’s non-financial assets such as intangible assets and property, plant, and equipment are re-measured at fair value when there is an indication of impairment and adjusted only when an impairment charge is recognized.

Note 16. Revenue recognition

Contract Assets and Contract Liabilities

The Company has contract assets and contract liabilities, which are included in other current assets and other current liabilities on the Consolidated Balance Sheet, respectively. Contract assets include products where the Company has satisfied its performance obligation, but receipt of payment is contingent upon delivery. Contract liabilities include deferred tooling revenue, where the performance obligation was not met. The performance obligation is satisfied when the tooling is completed and the customer signs off through the PPAP. Cost of goods sold is recognized and released from the balance sheet when control of the tooling promised under contract is transferred to the customer either at a point in time or over a period of time.

The Company’s contracts with customers are short-term in nature; therefore, revenue is typically recognized, billed and collected within a 12-month period. The following table reflects the changes in our contract assets and liabilities during the twelve months ended December 31, 2020.

	Contract Assets	Contract Liabilities
As of December 31, 2019	$1,589	$914
Net activity	1,537	146
As of December 31, 2020	$3,126	$1,060

Disaggregated Revenue

The following table represents a disaggregation of revenue by product category:

	Twelve Months Ended December 31,
	2020	2019	2018
Outdoor sports	$7,225	$7,181	$6,862
Fabrication	227,476	334,340	147,099
Performance structures	60,597	71,881	84,231
Tube	49,868	71,108	80,715
Tank	19,431	40,033	39,641
Total	364,597	524,544	358,550
Intercompany sales elimination	(6,991)	(4,839)	(4,024)
Total, net sales	$357,606	$519,704	$354,526

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

The following table shows all changes to temporary equity during the period of January 1, 2018 through the IPO.

	Temporary Equity
	Redeemable Common Shares	Treasury Shares	Retained Earnings
Balance as of December 31, 2017	$125,042	$(49,826)	$17,671
Net income	—	—	17,936
Purchase of treasury shares	—	(11,833)	—
Redistribution of stockholders share	—	4,000	—
Change in redemption value of outstanding redeemable common shares, net	8,764	—	(8,764)
Balance as of December 31, 2018	133,806	(57,659)	26,842
Net income pre-IPO	—	—	2,856
Transfer from temporary equity to common equity	(133,806)	57,659	(29,698)
Balance as of December 31, 2019	$—	$—	$—

Note 18. Common equity

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

Note 19. Earnings per share

The company computes earnings per share in accordance with ASC Topic 260, Earnings per Share. In accordance with ASC 260, outstanding options will be considered to have been exercised and outstanding as of the beginning of the period if the average market price of the common stock during the period exceeds the exercise price of the options (they are “in the money”), and the assumed exercise of the options do not have an anti-dilutive impact on earnings per share.

Options in the money that were not included in the computation of diluted earnings per share because they would have had antidilutive impact on earnings per share were as follows:

	Twelve Months Ended December 31,
	2020	2019	2018
Stock options	600,530	—	—

Note 20. Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales and net trade receivables:

	Net Sales			Accounts Receivable
	Twelve Months Ended December 31,			As of	As of
	2020	2019	2018	December 31, 2020	December 31, 2019
Customer
A	15.3%	15.1%	22.6%	11.3%	<10%
B	11.1%	13.5%	19.3%	<10%	<10%
C	12.5%	<10%	17.4%	12.2%	<10%
D	11.6%	13.1%	<10%	<10%	<10%
E	<10%	<10%	<10%	<10%	13.5%
F	<10%	<10%	<10%	<10%	10.4%

Note 21. Stock based compensation

The Mayville Engineering Company, Inc. 2019 Omnibus Incentive Plan allows the Company the ability to provide monetary payments based on the value of its common stock, up to two million shares.

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

Stock awards were granted on May 12, 2020, February 27, 2020, and May 8, 2019. There were no stock awards granted prior to this and as a result, there is no information included in the tables below for the year 2018.

The Company’s stock-based compensation expense by award type is summarized as follows:

	Twelve Months Ended December 31,
	2020	2019
IPO unit awards	$1,029	$1,871
Unit awards	2,305	1,080
Option awards	1,398	536
Stock based compensation expense, net of tax	$4,732	$3,487

IPO units were fully expensed during the twelve-month period ended December 31, 2020.

A rollforward of unrecognized stock-based compensation expense is displayed in the table below. Unrecognized stock-based compensation expense as of December 31, 2020 will be expensed over the remaining requisite service period from which individual award values relate, up to February 27, 2022.

	Twelve Months Ended December 31,
	2020			2019
	Units	Options	Total	Units	Options	Total
Beginning balance	$2,595	$1,124	$3,719	$—	$—	$—
Grants	3,022	2,041	5,063	5,634	1,748	7,382
Forfeitures	(738)	(335)	(1,073)	(88)	(88)	(176)
Expense	(3,334)	(1,398)	(4,732)	(2,951)	(536)	(3,487)
Ending balance	$1,545	$1,432	$2,977	$2,595	$1,124	$3,719

Units

A summary of the Company’s unit award activity is as follows:

	For the Year Ended December 31,
	2020		2019
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested, beginning of year	326,288	$17.00	—	$—
Grants	457,369	$6.61	331,436	$17.00
Forfeitures	(62,409)	$8.90	(5,148)	$17.00
Vested	(264,991)	$17.00	—	$—
Nonvested, end of year	456,257	$7.69	326,288	$17.00

Stock Options

A summary of the Company’s stock option award activity is as follows:

	For the Year Ended December 31,
	2020		2019
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Nonvested, beginning of year	273,479	$17.00	—	$—
Grants	718,489	$7.12	287,895	$17.00
Forfeitures	(148,026)	$9.13	(14,416)	$17.00
Vested	(125,414)	$17.00	—	$—
Nonvested, end of year	718,528	$8.74	273,479	$17.00

As of December 31, 2020, there were 125,414 options issued and outstanding at an exercise price of $17.00 per share with a remaining contractual life of 8.5 years. The intrinsic value of these outstanding options was zero based on the Company’s stock price as of December 31, 2020.

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options which were $2.84 and $6.07 for those options granted during the years ended December 31, 2020 and 2019, respectively. The Company utilized the following assumptions in determining these fair values:

	Inputs
Assumptions	2020	2019
Stock price at date of grant/exercise price	$7.12	$17.00
Expected term (in years)	5.75	10.00
Estimated volatility	41.2%	21.3%
Estimated risk-free rate of return	1.2%	2.4%
Expected dividend yield	0.0%	0.0%

The Company does not have historical option exercise data to estimate the expected term. For options granted in 2020, the Company began utilizing the simplified method prescribed by Staff Accounting Bulletin (SAB) Topic 14 to estimate the expected term, which is calculated as the average of the vesting term and the contractual term. The 2020 option grants have a contractual life of 10 years and a requisite service period, or vesting term, of 2 years with 50% vesting on the annual anniversary dates. Applying the simplified method, the Company calculated the expected terms of each tranche to be 5.5 years and 6.0 years resulting in an average expected term of 5.75 years for these awards. The Company will continue to employ the simplified method until more relevant detailed information becomes available from which to make this estimate.

Note 22. Greenwood facility closure and restructuring

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

For the twelve months ended December 31, 2020, the Company incurred $2,524 of costs associated with the facility closure and restructuring, including $282 for severance and retention bonus, $931 for the loss on sale of manufacturing equipment not transferred to another MEC facility, $78 for the buyout of operating leases, $622 for the disposition of inventory, and the remainder mostly related to costs to close the facility and relocate equipment to other facilities. These costs were recognized on the cost of sales line item of the Condensed Consolidated Statements of Comprehensive Income (Loss).

The Greenwood facility has a net book value of approximately $3,552 as of December 31, 2020 and is classified as assets held for sale on the Consolidated Balance Sheet.

The following table summarizes the activity related to the Greenwood restructuring through December 31, 2020:

	Employee Severance and Retention Bonus Reserve	Inventory Excess and Obsolescence Reserve	Other Reserves	Total Reserves
Balance as of December 31, 2019	$—	$—	$—	$—
Charges	282	622	1,620	2,524
Cash receipts (payments)	(282)	16	(1,620)	(1,886)
Accrual adjustments	—	(638)	—	(638)
Balance as of December 31, 2020	$—	$—	$—	$—

As a result of the Greenwood facility closure, future earnings and cash flows will no longer be impacted by the depreciation associated with the assets disposed of or the facility, maintenance costs of the facility, and facility personnel expenses.

Assets disposed of had a net book value of $2,475 with a remaining useful life of approximately 3 years resulting in approximately $825 of annual depreciation expense that will no longer be incurred. The facility has a net book value of $3,552 as of December 31, 2020 with a remaining weighted average useful life of approximately 27 years resulting in approximately $133 of annual depreciation expense that will no longer be incurred.

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

Note 23. Valuation and qualifying accounts

Description	Balance at beginning of period	Additions	Deductions	Balance at end of period
Year ended December 31, 2020
Allowance for doubtful accounts	$526	$1,582	$810	$1,298
Year ended December 31, 2019
Allowance for doubtful accounts	$801	$308	$583	$526

Note 24. Subsequent events

The Company evaluated events and transactions for potential recognition or disclosure in the consolidated financial statements through March 5, 2021, the date on which the consolidated financial statements were available to be issued.

Note 25. Quarterly results of operations (unaudited)

The following tables present our unaudited quarterly results of operations for the eight quarters in 2020 and 2019. This unaudited information has been prepared on the same basis as our audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair statement of our consolidated financial position and operating results for the quarters presented.  This unaudited information should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K. Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Q1	Q2	Q3	Q4	Full Year
	2020	2020	2020	2020	2020
Net sales	$108,605	$62,582	$91,075	$95,344	$357,606
Cost of sales	96,762	63,736	81,340	84,267	326,105
Amortization of intangibles	2,677	2,677	2,677	2,676	10,706
Profit sharing, bonuses, and deferred compensation	1,325	1,194	2,288	3,443	8,250
Employee Stock Ownership Plan expense	675	(675)	—	—	—
Other selling, general and administrative expenses	5,599	4,552	4,490	4,402	19,043
Income (loss) from operations	1,567	(8,902)	280	556	(6,498)
Interest expense	(826)	(637)	(647)	(558)	(2,668)
Income (loss) before taxes	741	(9,539)	(367)	(2)	(9,166)
Income tax expense (benefit)	691	(2,525)	733	(973)	(2,074)
Net income (loss) and comprehensive income (loss)	$50	$(7,014)	$(1,100)	$971	$(7,092)
Earnings (loss) per share
Net income (loss) available to shareholders	$50	$(7,014)	$(1,100)	$971	$(7,092)
Basic and diluted earnings (loss) per share	$0.00	$(0.35)	$(0.05)	$0.05	$(0.36)
Basic and diluted weighted average shares outstanding	19,533,533	19,902,912	20,077,039	20,451,203	19,898,122

	Q1	Q2	Q3	Q4	Full Year
	2019	2019	2019	2019	2019
Net sales	$143,732	$145,130	$128,511	$102,331	$519,704
Cost of sales	124,153	124,595	113,941	98,297	460,986
Amortization of intangibles	2,677	2,677	2,677	2,677	10,706
Profit sharing, bonuses, and deferred compensation	1,750	22,830	678	(153)	25,105
Employee Stock Ownership Plan expense	1,500	1,500	1,500	953	5,453
Other selling, general and administrative expenses	6,723	7,506	6,068	5,170	25,466
Contingent consideration revaluation	869	2,674	(9,598)	—	(6,054)
Income (loss) from operations	6,060	(16,652)	13,245	(4,612)	(1,958)
Interest expense	(2,832)	(1,991)	(987)	(918)	(6,728)
Loss on extinguishment of debt	—	(154)	—	—	(154)
Income (loss) before taxes	3,228	(18,797)	12,258	(5,530)	(8,840)
Income tax expense (benefit)	769	(3,513)	2,512	(3,857)	(4,088)
Net income (loss) and comprehensive income (loss)	$2,459	$(15,284)	$9,746	$(1,673)	$(4,753)
Earnings (loss) per share
Net income (loss) available to shareholders	$2,459	$(15,284)	$9,746	$(1,673)	$(4,753)
Basic and diluted earnings (loss) per share	$0.18	$(0.91)	$0.49	$(0.08)	$(0.27)
Basic and diluted weighted average shares outstanding	13,443,484	16,799,915	19,740,296	19,711,921	17,447,464
Tax-adjusted pro forma information
Net income (loss) available to shareholders	$2,459	$(15,284)	$9,746	$(1,673)	$(4,753)
Pro forma provision for income taxes	70	103	—	—	173
Pro forma net income (loss)	$2,389	$(15,387)	$9,746	$(1,673)	$(4,926)
Pro forma basic and diluted earnings (loss) per share	$0.18	$(0.92)	$0.49	$(0.08)	$(0.28)
Basic and diluted weighted average shares outstanding	13,443,484	16,799,915	19,740,296	19,711,921	17,447,464

IPO occurred in Q2 of 2019

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and has concluded that, as of the end of such period, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rules 13a- 15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

While preparing for the IPO in 2019 and as of December 31, 2019, we identified material weaknesses in the design and operation of our internal control over financial reporting that have been remediated as of December 31, 2020 as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. In 2019 and 2020, we have taken numerous steps to enhance our internal control environment and remediate the prior material weaknesses.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to directors and Section 16 compliance is included under the captions “Election of Directors,” “Corporate Governance – Committees” and “Delinquent Section 16(a) Reports,” respectively, in the Company’s definitive proxy statement for its 2021 annual meeting of shareholders (Proxy Statement) and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Item 1 of this Annual Report on Form 10-K. The information required by this Item with respect to audit committees and audit committee financial experts is included under the caption “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item is included under the captions “Executive Compensation” and “2020 Director Compensation” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Principal Shareholders” in the Proxy Statement and is hereby incorporated by reference.

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2020:

Plan Category	Number of securities issued or to be issued upon vesting of units or exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)	1,550,222	$8.74	449,778
Equity compensation plans not approved by security holders	—	—	—
Total	1,550,222	$8.74	449,778
(1)	Represents weighted average exercise price of 718,528 outstanding options and does not take into account restricted stock units.
(2)	Consists of the Mayville Engineering Company, Inc. 2019 Omnibus Incentive Plan.

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

3.2	Bylaws of Mayville Engineering Company, Inc. as amended to date (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 4, 2020).
4	Description of Mayville Engineering Company, Inc.’s Securities (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K filed on March 2, 2020).
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

10.11

Form of Change in Control Employment and Severance Agreement between Mayville Engineering Company, Inc. and each of Robert D. Kamphuis and Todd M. Butz (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2020).

10.12

Form of Change in Control Employment and Severance Agreement between Mayville Engineering Company, Inc. and each of Ryan F. Raber and Randall P. Stille (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2020).

10.13†

Memorandum of Agreement between Mayville Engineering Company, Inc. and Robert D. Kamphuis (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-230840) filed on April 12, 2019).

10.14

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

10.15

Second Amendment, dated as of June 30, 2020, to the Amended and Restated Credit Agreement, dated as of September 26, 2019, by and among Mayville Engineering Company, Inc., the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent for the lenders, and Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on July 6, 2020).

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
99

Proxy Statement for the 2021 Annual Meeting of Shareholders. [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2020; except to the extent specifically incorporated by reference, the Proxy Statement for the 2021 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K].

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

MAYVILLE ENGINEERING COMPANY, INC.

Date: March 5, 2021	By:	/s/ Robert D. Kamphuis
Robert D. Kamphuis
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert D. Kamphuis	Chairman, President, Chief Executive Officer (Principal Executive Officer) and Director	March 5, 2021
Robert D. Kamphuis

/s/ Todd M. Butz	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2021
Todd M. Butz

/s/ Allen J. Carlson	Director	March 5, 2021
Allen J. Carlson

/s/ Timothy L. Christen	Director	March 5, 2021
Timothy L. Christen

/s/ Steven L. Fisher	Director	March 5, 2021
Steven L. Fisher

/s/ Craig E. Johnson	Director	March 5, 2021
Craig E. Johnson

/s/ Jennifer J. Kent	Director	March 5, 2021
Jennifer J. Kent

/s/ Patrick D. Michels	Director	March 5, 2021
Patrick D. Michels

/s/ Jay O. Rothman	Director	March 5, 2021
Jay O. Rothman