Form 10-K/A
period 2020-12-31
Mayville Engineering Company, Inc.
filed 2021-05-03
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

Mayville Engineering Company, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 5, 2021, solely to revise the certifications filed as Exhibits 31.1 and 31.2 to the original Form 10-K, which inadvertently omitted certain language regarding internal control over financial reporting required to be included in paragraph 4. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K and, other than the filing of the corrected certifications mentioned above, does not modify or update the disclosures in the original Form 10-K in any way.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

Consolidated Financial Statements and Schedules

No financial statements or schedules are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.

Exhibits

The exhibits listed in the exhibit index below are filed with this Amendment No. 1 to Annual Report on Form 10-K/A.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYVILLE ENGINEERING COMPANY, INC.

Date: May 3, 2021	By:	/s/ Robert D. Kamphuis
Robert D. Kamphuis
Chairman, President & Chief Executive Officer

	By:	/s/ Todd M. Butz
Todd M. Butz
Chief Financial Officer

2