Form 10-Q
period 2021-03-31
Mayville Engineering Company, Inc.
filed 2021-05-05
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 29, 2021, the registrant had 20,393,470 shares of common stock, no par value per share, outstanding.

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

Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the SEC) on March 5, 2021, as such, may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q (including this report) and the following:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$124	$121
Receivables, net of allowances for doubtful accounts of $1,347 at March 31, 2021 and $1,298 at December 31, 2020	56,592	42,080
Inventories, net	45,962	41,366
Tooling in progress	2,801	3,126
Prepaid expenses and other current assets	2,080	2,555
Total current assets	107,559	89,248
Property, plant and equipment, net	106,837	106,688
Assets held for sale	3,552	3,552
Goodwill	71,535	71,535
Intangible assets-net	58,790	61,467
Capital lease, net	2,441	2,581
Other long-term assets	3,072	3,462
Total	$353,786	$338,533
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$41,129	$33,495
Current portion of capital lease obligation	633	626
Accrued liabilities:
Salaries, wages, and payroll taxes	11,459	10,190
Profit sharing and bonus	2,195	3,089
Other current liabilities	5,907	5,340
Total current liabilities	61,323	52,740
Bank revolving credit notes	46,475	45,257
Capital lease obligation, less current maturities	1,900	2,061
Deferred compensation and long-term incentive, less current portion	25,141	25,631
Deferred income tax liability	12,301	11,887
Other long-term liabilities	100	100
Total liabilities	147,240	137,676
Common shares, no par value, 75,000,000 authorized, 21,237,537 shares issued at March 31, 2021 and 21,093,035 at December 31, 2020	—	—
Additional paid-in-capital	193,312	190,793
Retained earnings	17,543	14,998
Treasury shares at cost, 902,663 shares at March 31, 2021 and 1,033,645 at December 31, 2020	(4,309)	(4,934)
Total shareholders’ equity	206,546	200,857
Total	$353,786	$338,533

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except share amounts and per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales	$112,620	$108,605
Cost of sales	97,844	96,762
Amortization of intangibles	2,677	2,677
Profit sharing, bonuses, and deferred compensation	2,865	1,325
Employee stock ownership plan expense	473	675
Other selling, general and administrative expenses	4,695	5,599
Income from operations	4,066	1,567
Interest expense	(532)	(826)
Income before taxes	3,534	741
Income tax expense	989	691
Net income and comprehensive income	$2,545	$50

Earnings per share:
Basic	$0.13	$0.00
Diluted	$0.12	$0.00

Weighted average shares outstanding:
Basic	20,177,900	19,533,533
Diluted	20,667,684	19,533,533

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,545	$50
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,074	5,603
Amortization	2,677	2,677
Stock-based compensation expense	1,200	1,582
Allowance for doubtful accounts	49	594
Inventory excess and obsolescence reserve	(405)	712
Loss (gain) on disposal of property, plant and equipment	84	(82)
Deferred compensation and long-term incentive	(490)	(684)
Other non-cash adjustments	66	85
Changes in operating assets and liabilities – net of effects of acquisition:
Accounts receivable	(14,560)	(9,855)
Inventories	(4,191)	(844)
Tooling in progress	325	(1,529)
Prepaids and other current assets	475	615
Accounts payable	7,722	1,538
Deferred income taxes	738	706
Accrued liabilities, excluding long-term incentive	2,885	1,465
Net cash provided by operating activities	4,194	2,633
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(5,559)	(2,376)
Proceeds from sale of property, plant and equipment	304	104
Net cash used in investing activities	(5,255)	(2,272)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	71,604	87,118
Payments on bank revolving credit notes	(70,386)	(71,897)
Purchase of treasury stock	—	(2,435)
Payments on capital leases	(154)	(147)
Net cash provided by financing activities	1,064	12,639
Net increase in cash and cash equivalents	3	13,000
Cash and cash equivalents at beginning of period	121	1
Cash and cash equivalents at end of period	$124	$13,001
Supplemental disclosure of cash flow information:
Cash paid for interest	$565	$1,596
Cash paid for taxes	$—	$15
Non-cash construction in progress in accounts payable	$1,471	$474

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Shareholder’s Equity
	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Total
Balance as of December 31, 2020	$190,793	$(4,934)	$14,998	$200,857
Net income	—	—	2,545	2,545
401(k) plan contribution	1,319	625	—	1,944
Stock-based compensation	1,200	—	—	1,200
Balance as of March 31, 2021	$193,312	$(4,309)	$17,543	$206,546

	Shareholder’s Equity
	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Total
Balance as of December 31, 2019	$183,687	$(4,882)	$22,090	$200,895
Net income	—	—	50	50
Purchase of treasury stock	—	(2,435)	—	(2,435)
ESOP Contribution	2,374	2,457	—	4,831
Stock-based compensation	1,582	—	—	1,582
Balance as of March 31, 2020	$187,643	$(4,860)	$22,140	$204,923

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These interim unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K. A summary of the Company’s significant accounting policies is included in the Company’s 2020 financial statements in the Annual Report on Form 10-K. The Company followed these policies in preparation of the interim unaudited Condensed Consolidated Financial Statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes, creating Topic 740, which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. For public companies, this guidance will be effective for fiscal years beginning after December 15, 2020. For as long as the Company remains an EGC, the new guidance is effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. During the period ended March 31, 2021, the Company adopted this guidance. This adoption had no impact on the financial statements.

A summary of the Company’s evaluation of other recent accounting pronouncements is included in the Company’s 2020 financial statements in its Annual Report on Form 10-K for the year ended December 31, 2020.

Note 2. Select balance sheet data

Inventory

Inventories as of March 31, 2021 and December 31, 2020 consist of:

	March 31, 2021	December 31, 2020
Finished goods and purchased parts	$26,614	$24,561
Raw materials	13,094	11,266
Work-in-process	6,254	5,539
Total	$45,962	$41,366

Property, plant and equipment

Property, plant and equipment as of March 31, 2021 and December 31, 2020 consist of:

	Useful Lives Years*	March 31, 2021	December 31, 2020
Land	Indefinite	$1,033	$1,033
Land improvements	15-39	3,169	3,169
Building and building improvements	15-39	55,371	55,172
Machinery, equipment and tooling	3-10	203,309	199,854
Vehicles	5	3,739	3,778
Office furniture and fixtures	3-7	16,523	16,242
Construction in progress	N/A	4,767	3,931
Total property, plant and equipment, gross		287,911	283,179
Less accumulated depreciation		181,074	176,491
Total property, plant and equipment, net		$106,837	$106,688

Additionally, the Company completed the closure of its Greenwood, SC manufacturing facility during the third quarter of the prior period. The net amount of property, plant and equipment associated with the facility was $3,552, which is classified in assets held for sale on the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

Goodwill

Changes in goodwill between December 31, 2020 and March 31, 2021 consist of:

Balance as of December 31, 2020	$71,535
Impairment	—
Balance as of March 31, 2021	$71,535

 Intangible Assets

The following is a listing of intangible assets, the useful lives in years (amortization period) and accumulated amortization as of March 31, 2021 and December 31, 2020:

	Useful Lives Years	March 31, 2021	December 31, 2020
Amortizable intangible assets:
Customer relationships and contracts	9-12	$78,340	$78,340
Trade name	10	14,780	14,780
Non-compete agreements	5	8,800	8,800
Patents	19	24	24
Accumulated amortization		(46,965)	(44,288)
Total amortizable intangible assets, net		54,979	57,656
Non-amortizable brand name		3,811	3,811
Total intangible assets, net		$58,790	$61,467

Non-amortizable brand name is tested annually for impairment.

Changes in intangible assets between December 31, 2020 and March 31, 2021 consist of:

Balance as of December 31, 2020	$61,467
Amortization expense	(2,677)
Balance as of March 31, 2021	$58,790

Amortization expense was $2,677 for each of the three months ended March 31, 2021 and 2020.

Future amortization expense is expected to be as followed:

Year ending December 31,
2021 (remainder)	$8,029
2022	$6,952
2023	$6,866
2024	$5,192
2025	$5,192
Thereafter	$22,748

Note 3. Bank revolving credit notes

On September 26, 2019, and as last amended on March 31, 2021, we entered into an amended and restated credit agreement (Credit Agreement) with certain lenders and Wells Fargo Bank, National Association, as administrative agent (the Agent). The Credit Agreement provides for a $200,000  revolving credit facility (the Revolving Loan), with a letter of credit sub-facility in an aggregate amount not to exceed $5,000, and a swingline facility in an aggregate amount of $20,000. The Credit Agreement also provides for an additional $100,000 of debt capacity through an accordion feature. All amounts borrowed under the Credit Agreement mature on September 26, 2024.

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

Due to our recently announced relationship with a strategic new customer, we entered into an amendment (Third Amendment) to the Credit Agreement on March 31, 2021. The Third Amendment allows the Company to incur up to $70,000 of capital expenditures in 2021, as opposed to $35,000.

At March 31, 2021, our consolidated total leverage ratio was 1.42 to 1.00 as compared to a covenant maximum of 4.00 to 1.00 in accordance with the Second Amendment of the Credit Agreement.

At March 31, 2021, our interest coverage ratio was 10.85 to 1.00 as compared to a covenant minimum of 3.00 to 1.00 under the Credit Agreement.

Under the Credit Agreement, interest is payable quarterly at the adjusted LIBOR plus an applicable margin based on the current funded indebtedness to adjusted EBITDA ratio. The interest rate was 2.25% and 2.50% as of March 31, 2021 and December 31, 2020, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.25% and 0.20% as of March 31, 2021 and December 31, 2020, respectively.

The Company was in compliance with all financial covenants of its credit agreements as of March 31, 2021 and December 31, 2020. The amount borrowed on the revolving credit notes was $46,475 and $45,257 as of March 31, 2021 and December 31, 2020, respectively.

Note 4. Capital lease obligation

Capital leases consist of equipment with a capitalized cost of $3,847 and $3,825 and accumulated depreciation of $1,407 and $1,245 at March 31, 2021 and December 31, 2020, respectively. Depreciation of $162 and $161 was recognized on the capital lease assets during the three months ended March 31, 2021 and 2020 respectively. Non-cash capital lease transactions amounted to $0 for the three months ended March 31, 2021 and 2020. Future minimum lease payments required under the lease are as follows:

Year ending December 31,
2021 (remainder)	$551
2022	734
2023	734
2024	514
2025	226
Thereafter	—
Total	2,759
Less payment amount allocated to interest	226
Present value of capital lease obligation	$2,533
Current portion of capital lease obligation	633
Long-term portion of capital lease obligation	1,900
Total capital lease obligation	$2,533

Note 5. Operating lease obligation

Operating leases relate to property, plant and equipment. Future minimum lease payments required under the leases are as follows:

Year ending December 31,
2021 (remainder)	$2,496
2022	2,535
2023	2,463
2024	1,654
2025	1,025
Thereafter	2,216
Total	$12,389

The Company leases certain office space, warehousing facilities, equipment and vehicles under operating lease arrangements with third-party lessors. These lease arrangements expire at various times through December 2028. Total rent expense under the arrangements was approximately $1,084 and $1,061 for the three months ended March 31, 2021 and 2020, respectively.

Note 6. Employee stock ownership plan

Under the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (the ESOP), the Company can make annual contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company. Prior to December 31, 2019, the annual contribution was discretionary except that it must have been at least 3% of the compensation for all safe harbor participants for the plan year. Beginning on January 1, 2020, all contributions are discretionary and subject to the board of directors’ approval. For the three months ended March 31, 2021 and 2020, the Company’s estimated ESOP expense was $473 and $675, respectively.

At various times following death, disability, retirement or termination of employment, an ESOP participant is entitled to receive their ESOP account balance in accordance with various distribution methods as permitted under the policies adopted by the ESOP. Prior to the IPO, all distributions were paid to participants in cash.

As of March 31, 2021, and December 31, 2020, the ESOP shares, excluding safe harbor shares held in the Company’s 401(k) plan, consisted of 7,694,694 and 8,253,533 in allocated shares, respectively. Prior to its IPO, the Company was obligated to repurchase shares in the trust that were not distributed to ESOP participants as determined by the ESOP trustees, and thus the shares were mandatorily redeemable. Subsequent to the IPO, shares are sold in the public market.

Note 7. Retirement plans

The Mayville Engineering Company Inc. 401(k) Plan (the 401(k) Plan) covers substantially all employees meeting certain eligibility requirements. The 401(k) Plan is a defined contribution plan and is intended for eligible employees to defer tax-free contributions to save for retirement. Employees may contribute up to 50% of their eligible compensation to the 401(k) Plan, subject to the limits of Section 401(k) of the Internal Revenue Code.

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

For the three months ended March 31, 2021, income tax expense was estimated at $989 and the effective tax rate (ETR) from continuing operations was 27.98%.  Our ETR is different from the expected tax rate due to state taxes, non-deductible items, research and development credits and benefit from excess tax deductions related to share based compensation items.

For the three months ended March 31, 2020, income tax expense was estimated at $691 and the ETR from continuing operations was 93.16%.

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

The Company’s policy for recording interest and penalties associated with potential income tax audits is to record such expense as a component of income tax expense. There were no amounts for penalties or interest recorded as of March 31, 2021. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its positions.

Uncertain Tax Positions

Based on the Company’s evaluation, it has been concluded that there is one tax position related to the research and development tax credit requiring recognition in the Company’s financial statements as of March 31, 2021. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next twelve months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. No amounts have been recorded as tax expense for interest and penalties for the three months ended March 31, 2021, as the amount for the utilized portion for the research and development credit on the Wisconsin return is considered to be immaterial. At March 31, 2021 and December 31, 2020, a total of $307 and $208, respectively, of unrecognized tax benefits would, if recognized, impact the Company’s ETR.

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

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the three months ended March 31, 2021 and 2020, eligible employees elected to defer compensation of $0 and $29, respectively. As of March 31, 2021, and December 31, 2020, the total amount accrued for all benefit years under this plan was $25,141 and $25,631, respectively, which is included within the deferred compensation and long-term incentive on the Condensed Consolidated Balance Sheets. These amounts include the initial deferral of compensation as adjusted for (a) subsequent changes in the share value of the Company stock or (b) in the investment options chosen by the participants. Total expense for the deferred compensation plan for the three months ended March 31, 2021 and 2020 amounted to $(170) and $(607), respectively. These expenses are included in profit sharing, bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income.

Note 11. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees, and estimated unpaid claims. As of March 31, 2020, the Company has consolidated benefit plans with no specific stop loss and an aggregate stop loss to limit risk. Expense related to this contract is approximately $5,096 and $5,904 for the three months ended March 31, 2021 and 2020, respectively. An estimated accrued liability of approximately $2,120 and $1,721 was recorded as of March 31, 2021 and December 31, 2020, respectively, for estimated unpaid claims and is included within other current liabilities on the Condensed Consolidated Balance Sheets.

Note 12. Segments

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

Note 13. Fair value of financial instruments

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

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

		Fair Value Measurements at Report Date Using
	Balance at March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$25,141	$17,905	$7,236	$—
Total	$25,141	$17,905	$7,236	$—

		Fair Value Measurements at Report Date Using
	Balance at December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$25,631	$4,865	$20,766	$—
Total	$25,631	$4,865	$20,766	$—

Fair value measurements for the Company’s cash and cash equivalents are classified based upon Level 1 measurements because such measurements are based upon quoted market prices in active markets for identical assets.

Accounts receivable, accounts payable, long-term debt and accrued liabilities are recorded in the financial statements at cost and approximate fair value.

Deferred compensation liabilities are recorded at amounts due to participants at the time of deferral. Deferrals are invested in an investment vehicle based on the options made available to the participant, considered to be Level 1 and Level 2 on the fair value hierarchy, with the majority of the balance as Level 1. The change in fair value is recorded in the Profit sharing, bonuses, and deferred compensation line item on the Condensed Consolidated Statements of Comprehensive Income. The balance due to participants is reflected on the Deferred compensation and long-term incentive line item on the Condensed Consolidated Balance Sheets.

The Company’s non-financial assets such as intangible assets and property, plant, and equipment are re-measured at fair value when there is an indication of impairment and adjusted only when an impairment charge is recognized.

Note 14. Earnings Per Share

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

Options in the money that were not included in the computation of diluted earnings per share because they would have had an anti-dilutive impact on earnings per share were as follows:

	Three Months Ended March 31,
	2021	2020
Stock options	307,365	—

Note 15. Revenue Recognition

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

The Company’s contracts with customers are short-term in nature; therefore, revenue is typically recognized, billed and collected within a 12-month period. The following table reflects the changes in our contract assets and liabilities during the three months ended March 31, 2021.

	Contract Assets	Contract Liabilities
As of December 31, 2020	$3,126	$1,060
Net Activity	(326)	(48)
As of March 31, 2021	$2,800	$1,012

Disaggregated Revenue

The following table represents a disaggregation of revenue by product category:

	Three Months Ended March 31,
	2021	2020
Outdoor sports	$2,671	$1,771
Fabrication	69,370	69,793
Performance structures	20,455	16,639
Tube	14,887	14,954
Tank	6,792	6,718
Total	114,175	109,875
Intercompany sales elimination	(1,555)	(1,270)
Total, net sales	$112,620	$108,605

Note 16. Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales and net trade receivables:

	Net Sales		Accounts Receivable
	Three Months Ended March 31,		As of	As of
	2021	2020	March 31, 2021	December 31, 2020
Customer
A	15.7%	16.2%	14.1%	11.3%
B	12.0%	10.8%	10.5%	<10%
C	12.5%	10.2%	11.5%	12.2%
D	13.3%	11.8%	<10%	<10%
E	<10%	<10%	11.5%	<10%

Note 17. Stock based compensation

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

Stock awards were granted on February 26, 2021, May 12, 2020, February 27, 2020 and May 8, 2019. There were no stock awards granted prior to this.

During the three months ended March 31, 2021, 144,502 units vested. For the same period, 359,248 options vested with a strike price of $7.12. There was no vesting for the three months ended March 31, 2020.

As of March 31, 2021, 1,151,307 options remained outstanding with a weighted average strike price of $11.05 and a weighted average contractual life of 9.15 years remaining.

The Company’s stock-based compensation expense by award type is summarized as follows:

	Three Months Ended March 31,
	2021	2020
One-time IPO unit awards	$—	$725
Unit awards	719	564
Option awards	481	293
Stock based compensation expense, net of tax	$1,200	$1,582

One-time IPO unit awards are fully expensed as of March 31, 2021.

A rollforward of unrecognized stock-based compensation expense is displayed in the table below. Unrecognized stock-based compensation expense as of March 31, 2021 will be expensed over the remaining requisite service period from which individual award values relate, up to February 26, 2023.

	Three Months Ended March 31, 2021
	Units	Options	Total
Beginning Balance	$1,545	$1,432	$2,977
Grants	2,564	2,130	4,694
Forfeitures	(81)	—	(81)
Expense	(719)	(481)	(1,200)
Balance as of March 31, 2021	$3,309	$3,081	$6,390

Note 18. Greenwood Facility Closure and Restructuring

Based on the Company’s investments in new technology and automation, which have resulted in a smaller footprint requirement to maintain manufacturing capacity, the Company announced it would be closing its Greenwood, SC facility on May 6, 2020. The facility closure was finalized during the third quarter of 2020 with all customer components re-distributed among five other MEC manufacturing facilities. All customer relationships and manufactured components were maintained through this transition without disruption to our customers.

Costs associated with the closure are being accounted for in accordance with ASC 420 Exit or Disposal Cost Obligations.

For the three months ended March 31, 2021 and 2020, the Company incurred zero costs associated with the facility closure and restructuring.

As a result of the Greenwood facility closure, future earnings and cash flows will no longer be impacted by the depreciation associated with the assets disposed of or the facility, maintenance costs of the facility, and facility personnel expenses.

Assets disposed of had a net book value of $2,475 with a remaining useful life of approximately 3 years resulting in approximately $825 of annual depreciation expense that will no longer be incurred. The facility has a net book value of $3,552 as of March 31, 2021 with a remaining weighted average useful life of approximately 27 years resulting in approximately $133 of annual depreciation expense that will no longer be incurred.

The Company incurred approximately $800 of annual facility maintenance costs, including utilities, that will no longer be incurred.

Total personnel costs associated with the facility were approximately $2,250 for the first quarter 2020 resulting in approximately $9,000 of annual personnel expenses; the majority of these costs were transitioned to the other five MEC facilities that are now manufacturing these components. As previously mentioned, all customer relationships and manufacturing programs were retained through the transition.

The aforementioned depreciation, maintenance costs, and personnel expenses associated with the Greenwood facility have been classified as cost of sales on the Condensed Consolidated Statements of Comprehensive Income.

Note 19. Subsequent events

The company evaluated events and transactions for potential recognition or disclosure in the interim unaudited Condensed Consolidated Financial Statements through May 5, 2021, the date on which the interim unaudited Condensed Consolidated Financial Statements were available to be issued.

On April 11, 2021, the Company entered into a contractual agreement to sell the Greenwood, SC manufacturing facility for approximately $4,950 before commissions and fees. Finalization of the contract is contingent upon a 45-day due diligence period afforded to the buyer.

On April 20, 2021, shareholders of the Company approved a 2,500,000-share increase to the number of shares authorized for issuance under the Company’s 2019 Omnibus Incentive Plan. Additionally, 37,410 restricted stock units were awarded to non-employee directors which will vest on the first anniversary of the grant date or the next annual meeting of shareholders, if earlier, contingent upon continued service until the vesting date or earlier death or disability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in the understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in Part II Item 1A. of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 and our unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item I of this Quarterly Report on Form 10-Q. In this discussion, we use certain non-GAAP financial measures. Explanation of these non-GAAP financial measures and reconciliation to the most directly comparable GAAP financial measures are included in this Management Discussion and Analysis of Financial Condition and Results of Operations. Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.

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

COVID-19 Impact

COVID-19 has had and will continue to have a negative impact on our business, financial condition, cash flows, and results of operations, although the full extent is still uncertain.

For the three months ended March 31, 2021, net sales reflected the supply chain issues encountered by original equipment manufacturers’ that lead to lower production demand, which can be attributed to microchip shortages in the commercial vehicle market and port issues that impacted nearly all end markets served.

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

Manufacturing Margins. Manufacturing margins represent net sales less cost of sales. Cost of sales consists of all direct and indirect costs used in the manufacturing process, including raw materials, labor, equipment costs, depreciation, lease expenses, subcontract costs and other directly related overhead costs. Our cost of sales is directly affected by the fluctuations in commodity prices, primarily sheet steel and aluminum, but these changes are largely mitigated by contractual agreements with our customers that allow us to pass through these price changes based upon certain market indexes.

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

Other Key Performance Indicators

EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin

EBITDA represents net income before interest expense, provision for income taxes, depreciation and amortization. EBITDA Margin represents EBITDA as a percentage of net sales for each period.

Adjusted EBITDA represents EBITDA before stock-based compensation expenses. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA and Adjusted EBITDA Margin as management uses these measures as key performance indicators, and we believe they are measures frequently used by securities analysts, investors and other parties to evaluate companies in our industry. These measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP.

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

	Three Months Ended March 31,
	2021	2020
Net income	$2,545	$50
Interest expense	532	826
Provision for income taxes	989	691
Depreciation and amortization	7,751	8,280
EBITDA	11,817	9,847
IPO stock based compensation expense	—	725
Stock based compensation expense	1,200	857
Adjusted EBITDA	$13,017	$11,429
Net sales	$112,620	$108,605
EBITDA Margin	10.5%	9.1%
Adjusted EBITDA Margin	11.6%	10.5%

Consolidated Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended March 31,
	2021		2020		Increase (Decrease)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount Change	% Change
Net sales	$112,620	100.0%	$108,605	100.0%	$4,015	3.7%
Cost of sales	97,844	86.9%	96,762	89.1%	1,082	1.1%
Manufacturing margins	14,776	13.1%	11,843	10.9%	2,933	24.8%
Amortization of intangibles	2,677	2.4%	2,677	2.5%	—	0.0%
Profit sharing, bonuses and deferred compensation	2,865	2.5%	1,325	1.2%	1,540	116.2%
Employee stock ownership plan expense	473	0.4%	675	0.6%	(202)	-29.9%
Other selling, general and administrative expenses	4,695	4.2%	5,599	5.2%	(904)	-16.1%
Income from operations	4,066	3.6%	1,567	1.4%	2,499	159.5%
Interest expense	(532)	0.5%	(826)	0.8%	(294)	-35.6%
Provision for income taxes	989	0.9%	691	0.6%	298	43.1%
Net income and comprehensive income	$2,545	2.3%	$50	0.0%	$2,495	4990.0%
EBITDA	$11,817	10.5%	$9,847	9.1%	$1,970	20.0%
Adjusted EBITDA	$13,017	11.6%	$11,429	10.5%	$1,588	13.9%

Net Sales. Net sales were $112,620 for the three months ended March 31, 2021 as compared to $108,605 for the three months ended March 31, 2020, an increase of $4,015, or 3.7%. This change is primarily attributed to increasing sales volumes due to stronger market conditions in the current period and the impact of customer plant shutdowns caused by COVID-19 in the latter half of March 2020.

Manufacturing Margins. Manufacturing margins were $14,776 for the three months ended March 31, 2021 as compared to $11,843 for the three months ended March 31, 2020, an increase of $2,933, or 24.8%. The increase was driven by the aforementioned sales volume increases, utilization of our investments in new technology and automation, a reduction in overhead costs following the closure of the Greenwood, SC facility in 2020, prior period customer plant shutdowns related to COVID-19 and the initial inventory obsolescence and health care provisions of approximately $900 created in the prior period for the estimated potential impacts of COVID-19.

Manufacturing margin percentages were 13.1% for the three months ended March 31, 2021, as compared to 10.9% for the three months ended March 31, 2020, an increase of 220 basis points. This percentage change was mostly attributable to increased sales volumes coupled with the cost reduction initiatives enacted in 2020.

Amortization of Intangibles Expense. Amortization of intangibles expense was $2,677 for both the three months ended March 31, 2021 and 2020.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit sharing, bonuses, and deferred compensation expenses were $2,865 for the three months ended March 31, 2021 as compared to $1,325 for the three months ended March 31, 2020, an increase of $1,540, or 116.2%. This change was primarily driven by the return of normalized discretionary employer 401(k) and bonus accruals as business activity and sales volumes have improved to more normalized levels.

Employee Stock Ownership Plan Expense. Employee stock ownership plan estimated expense was $473 for the three months ended March 31, 2021 as compared to $675 for the three months ended March 31, 2020, a decrease of $202, or 29.9%. The change is primarily due to the discretionary nature of contributions to the ESOP plan.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $4,695 for the three months ended March 31, 2021 as compared to $5,599 for the three months ended March 31, 2020, a decrease of $904, or 16.1%. The decrease was driven by lower public company costs attributable to process improvements, continued synergies achieved through the integration of DMP, lower travel and entertainment expenses in the current period due to COVID-19 restrictions, and other cost saving initiatives.

Interest Expense. Interest expense was $532 for the three months ended March 31, 2021 as compared to $826 for the three months ended March 31, 2020, a decrease of $294, or 35.6%. The change is due to lower borrowings and interest rates during the current period as compared to the prior period.

Provision for Income Taxes. Income tax expense was $989 for the three months ended March 31, 2021 as compared to $691 for the three months ended March 31, 2020. Please reference Note 8 of the Condensed Consolidated Financial Statements for more specifics. As of March 31, 2021, our federal operating loss (NOL) carryforward was approximately $11,833 driven by the pretax losses incurred in the prior years. The NOL does not expire and will be used to offset future pretax income. We estimate our long-term effective tax rate to be approximately 26%, based on current tax regulations.

Net Income and Comprehensive Income. Net income and comprehensive income were $2,545 for the three months ended March 31, 2021 as compared to net income and comprehensive income of $50 for the three months ended March 31, 2020. The increase of $2,495 was due to the previously discussed items.

EBITDA and EBITDA Margin. EBITDA and EBITDA Margin were $11,817 and 10.5%, respectively, for the three months ended March 31, 2021 as compared to $9,847 and 9.1%, respectively, for the three months ended March 31, 2020. The $1,970 increase in EBITDA was primarily due to the increase in net sales caused by the aforementioned increase in sales volumes, utilization of our investments in new technology and automation, a reduction in overhead costs due to the closure of the Greenwood, SC facility in 2020 and the adverse impacts of COVID-19 in the prior period.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $13,017 and 11.6%, respectively, for the three months ended March 31, 2021, as compared to $11,429 and 10.5%, respectively, for the three months ended March 31, 2020. The increase in Adjusted EBITDA of $1,588 was primarily due to the aforementioned items discussed above and the adverse impacts of COVID-19 in the prior period.

Liquidity and Capital Resources

Cash Flows Analysis

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	$Change	% Change
Net cash provided by operating activities	$4,194	$2,633	1,561	59.3%
Net cash used in investing activities	(5,255)	(2,272)	(2,983)	-131.3%
Net cash provided by financing activities	1,064	12,639	(11,575)	-91.6%
Net change in cash	$3	$13,000	$(12,997)	100.0%

Operating Activities. Cash provided by operating activities was $4,194 for the three months ended March 31, 2021, as compared to $2,633 for the three months ended March 31, 2020. The $1,561, or 59.3% increase in operating cash flows was primarily due to larger increases in net income and accounts payable, partly offset by increases in accounts receivable and inventory this quarter as compared to the prior quarter. In addition, beneficial changes in a variety of other asset and liability categories increased operating cash flows for the current period. Changes to pricing, payment terms and credit terms did not have a significant impact on changes to working capital items, or any other element of the operating cash flow activities, for the periods presented.

Investing Activities. Cash used in investing activities was $5,255 for the three months ended March 31, 2021, as compared to $2,272 for the three months ended March 31, 2020. The $2,983, or 131.3% increase in cash used in investing activities was driven by our continued investment in technology and automation in the current period as compared to leveraging our investments in new technology and automation and preserving cash during the prior year period.

Financing Activities. Cash provided by financing activities was $1,064 for the three months ended March 31, 2021, as compared to $12,639 for the three months ended March 31, 2020. The $11,575 change was primarily driven by the Company’s decision to draw down $13,000 from the revolver in the prior year period to ensure liquidity in light of the COVID-19 pandemic.

Amended and Restated Credit Agreement

On September 26, 2019, and as last amended as of March 31, 2021, we entered into the Credit Agreement with certain lenders and Wells Fargo Bank, National Association, the Agent. The Credit Agreement provides for a $200,000 Revolving Loan, with a letter of credit sub-facility in an aggregate amount not to exceed $5,000, and a swingline facility in an aggregate amount of $20,000. The Credit Agreement also provides for an additional $100,000 of capacity through an accordion feature. All amounts borrowed under the Credit Agreement mature on September 26, 2024.

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

Borrowings under the Credit Agreement bear interest at a fluctuating LIBOR (which may be adjusted for certain reserve requirements), plus 1.00% to 2.00% depending on the current Consolidated Total Leverage Ratio (as defined in the Credit Agreement). Under certain circumstances, we may not be able to pay interest based on LIBOR. If that happens, we will be required to pay interest at the Base Rate, which is the sum of (a) the higher of (i) the Prime Rate (as publicly announced by the Agent from time to time) and (ii) the Federal Funds Rate plus 0.50%, plus (b) 0.00% to 1.00%, depending on the current Total Consolidated Leverage Ratio. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available.

At March 31, 2021, the interest rate on outstanding borrowings under the Revolving Loan was 2.25%. At March 31, 2021, we had availability of approximately $153,525 under the Revolving Loan.

We must pay a commitment fee at a rate of 0.20% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Credit Agreement. We must also pay fees as specified in the Fee Letter (as defined in the Credit Agreement) and with respect to any letters of credit issued under the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness, create or incur liens, make certain investments, merge or consolidate with another entity, make certain asset dispositions, pay dividends or other distributions to shareholders, enter into transactions with affiliates, enter into sale leaseback transactions or make capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum interest coverage ratio of 3.00 to 1.00. At March 31, 2021, our interest coverage ratio was 10.85 to 1.00. The Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 3.25 to 1.00, although such leverage ratio can be increased in connection with certain acquisitions. This ratio was increased through the Second Amendment to the Credit Agreement to 4.00 to 1.00 for this quarter, as discussed in more detail below. As of March 31, 2021, our consolidated total leverage ratio was 1.42 to 1.00.

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

Second Amendment to the Credit Agreement

On June 30, 2020, the Company entered into the Second Amendment to the Credit Agreement. The Second Amendment provides the Company with temporary relief regarding a financial covenant (the consolidated total leverage ratio) for the period from June 30, 2020, through December 31, 2021, or such earlier date as the Company may elect (Covenant Relief Period), in return for certain increases in interest rates and fees and restrictions on certain activities of the Company, including capital expenditures, acquisitions, dividends and share repurchases. New pricing, which takes effect for the quarters ended on and after September 30, 2020, includes interest at a fluctuating LIBOR (at a floor of 75 basis points), plus 1.00% to 2.75%, along with the commitment fee ranging from 20 to 50 basis points.

During the Covenant Relief Period, the required ceiling on the Company’s consolidated total leverage ratio will be 4.25 to 1.00 for quarters ending June 30, 2020 through and including December 31, 2020 and will decline in quarterly increments to 3.25 to 1.00 for the quarter ending December 31, 2021.

As of March 31, 2021, our consolidated total leverage ratio was 1.42 to 1.00 in accordance with the Second Amendment of the Credit Agreement.

At March 31, 2021, we were in compliance with all covenants under the Credit Agreement and the Second Amendment.

Third Amendment to the Credit Agreement

On March 31, 2021, the Company entered into the Third Amendment to the Credit Agreement. The Third amendment allows the Company to incur up to $70,000 of capital expenditures during 2021, versus $35,000 in the prior period.

Capital Requirements and Sources of Liquidity

During the three months ended March 31, 2021 and 2020, our capital expenditures were $5,559 and $2,376, respectively. The increase of $3,183 was driven by our continued focus on investment in technology and automation in the current period as compared to leveraging our investments and preserving cash during the same prior year period. Capital expenditures for the full year 2021 are expected to be approximately $55,000 to $65,000. The addition of our new strategic customer is generating the requirement of $35,000 to $45,000 in additional capital investments.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. At March 31, 2021, we had immediate availability of approximately $153,525 through our Revolving Loan and another $100,000 through an accordion feature under our Credit Agreement, subject to the covenants under the Credit Agreement and Second Amendment. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital. We will continue to have access to the availability currently provided under the Credit Agreement as long as we remain compliant with the financial covenants. Based on our estimates of the impact of COVID-19 at this time, we expect to be in compliance with these financial covenants through 2021 and the foreseeable future.

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

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at March 31, 2021:

		Payments Due by Period
	Total	2021 (Remainder)	2022 – 2023	2024 – 2025	Thereafter
Long-term debt principal payment obligations (1)	$46,475	$—	$—	$46,475	$—
Forecasted interest on debt payment obligations (2)	5,003	1,072	2,859	1,072	—
Capital lease obligations	2,759	551	1,468	740	—
Operating lease obligations	12,389	2,496	4,998	2,679	2,216
Total	$66,626	$4,119	$9,325	$50,966	$2,216
(1)	The long-term amounts in the table include principal payments under the Company’s Credit Agreement, which expires in 2024.
(2)	Forecasted interest on debt obligations based on the debt balance, interest rate and unused fee as of March 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in customer forecasts, interest rates, and, to a lesser extent, commodities. To reduce such risks, we selectively use financial instruments and other proactive management techniques.

Customer Forecasts

The use and consumption of our components, products and services fluctuates depending on order forecasts we receive from our customers. These order forecasts can change dramatically from quarter-to-quarter dependent upon the respective markets that our customers provide products in.

Interest Rate Risk

We are exposed to interest rate risk on certain of our short- and long-term debt obligations used to finance our operations and acquisitions. We have LIBOR-based floating rate borrowings under the Credit Agreement, which exposes us to variability in interest payments due to changes in the referenced interest rates.

The amount borrowed under the Revolver Loan under the Credit Agreement was $46.5 million as of March 31, 2021. The interest rate was 2.25% as of March 31, 2021. Please see “Liquidity and Capital Resources - Amended and Restated Credit Agreement” in Part I, Item 2 of this Quarterly Report on Form 10-Q and Note 3 in the Notes to the Unaudited Condensed Consolidated Financial Statements for more specifics.

A hypothetical 100-basis-point increase in interest rates would have resulted in an additional $0.1 million of interest expense based on our variable rate debt at March 31, 2021. We do not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect our cash flow.

Commodity Risk

We source a wide variety of materials and components from a network of suppliers. While such materials are generally available from numerous suppliers, COVID-19 has resulted in availability delays at times. In addition, commodity raw materials, such as steel, aluminum, copper, paint and paint chemicals, and other production costs are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and in many cases utilize contracts with those customers to mitigate the impact of commodity raw material price fluctuations. As of March 31, 2021, we did not have any commodity hedging instruments in place.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that, as of the end of such period, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 5, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to purchases we made of shares of our common stock during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2021	—	$—	—	$19,896,406
February 2021	—	$—	—	$19,896,406
March 2021	—	$—	—	$19,896,406
Total	—		—

(1)

On June 12, 2019, our board of directors authorized the purchase of up to $4 million of shares of our common stock to be used to meet our required 2019 safe harbor funding obligation under the ESOP. On October 28, 2019, our board of directors approved an increase of our share repurchase program from $4 million to $25 million of shares through 2021.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description

10.1

Third Amendment, dated as of March 31, 2021, to the Amended and Restated Credit Agreement, dated as of September 26, 2019, by and among Mayville Engineering Company, Inc., the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent for the lenders, and Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K (File No. 001-38894) filed on April 6, 2021).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mayville Engineering Company, Inc.

Date: May 5, 2021	By:	/s/ Robert D. Kamphuis
Robert D. Kamphuis
Chairman, President & Chief Executive Officer

	By:	/s/ Todd M. Butz
Todd M. Butz
Chief Financial Officer