Form 10-Q
period 2021-06-30
Mayville Engineering Company, Inc.
filed 2021-08-04
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 29, 2021, the registrant had 20,475,915 shares of common stock, no par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$119	$121
Receivables, net of allowances for doubtful accounts of $1,347 at June 30, 2021 and $1,298 at December 31, 2020	58,362	42,080
Inventories, net	50,939	41,366
Tooling in progress	2,093	3,126
Prepaid expenses and other current assets	3,400	2,555
Total current assets	114,913	89,248
Property, plant and equipment, net	114,695	106,688
Assets held for sale	3,552	3,552
Goodwill	71,535	71,535
Intangible assets-net	56,114	61,467
Capital lease, net	2,278	2,581
Other long-term assets	3,185	3,462
Total	$366,272	$338,533
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$49,254	$33,495
Current portion of capital lease obligation	641	626
Accrued liabilities:
Salaries, wages, and payroll taxes	12,014	10,190
Profit sharing and bonus	3,569	3,089
Other current liabilities	5,369	5,340
Total current liabilities	70,847	52,740
Bank revolving credit notes	43,854	45,257
Capital lease obligation, less current maturities	1,736	2,061
Deferred compensation and long-term incentive, less current portion	25,461	25,631
Deferred income tax liability	12,994	11,887
Other long-term liabilities	100	100
Total liabilities	154,992	137,676
Common shares, no par value, 75,000,000 authorized, 21,378,578 shares issued at June 30, 2021 and 21,093,035 at December 31, 2020	—	—
Additional paid-in-capital	194,754	190,793
Retained earnings	20,835	14,998
Treasury shares at cost, 902,663 shares at June 30, 2021 and 1,033,645 at December 31, 2020	(4,309)	(4,934)
Total shareholders’ equity	211,280	200,857
Total	$366,272	$338,533

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except share amounts and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$120,213	$62,582	$232,833	$171,187
Cost of sales	103,933	63,736	201,777	160,497
Amortization of intangibles	2,677	2,677	5,353	5,353
Profit sharing, bonuses, and deferred compensation	3,210	1,194	6,074	2,519
Employee stock ownership plan (income) expense	228	(675)	701	—
Other selling, general and administrative expenses	5,362	4,552	10,059	10,153
Income (loss) from operations	4,803	(8,902)	8,869	(7,335)
Interest expense	(504)	(637)	(1,036)	(1,463)
Income (loss) before taxes	4,299	(9,539)	7,833	(8,798)
Income tax expense (benefit)	1,007	(2,525)	1,996	(1,834)
Net income (loss) and comprehensive income (loss)	$3,292	$(7,014)	$5,837	$(6,964)

Earnings (loss) per share:
Basic	$0.16	$(0.35)	$0.29	$(0.35)
Diluted	$0.16	$(0.35)	$0.28	$(0.35)

Weighted average shares outstanding:
Basic	20,454,541	19,902,912	20,316,936	19,718,222
Diluted	20,864,531	19,902,912	20,685,741	19,718,222

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,837	$(6,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,236	11,086
Amortization	5,353	5,353
Stock-based compensation expense	2,588	2,741
Allowance for doubtful accounts	49	591
Inventory excess and obsolescence reserve	(589)	1,413
Loss on disposal of property, plant and equipment	66	618
Deferred compensation and long-term incentive	(170)	(86)
Other non-cash adjustments	151	168
Changes in operating assets and liabilities – net of effects of acquisition:
Accounts receivable	(16,331)	(35)
Inventories	(8,984)	3,936
Tooling in progress	1,033	(1,463)
Prepaids and other current assets	(1,094)	(222)
Accounts payable	14,324	(14,356)
Deferred income taxes	1,484	(1,895)
Accrued liabilities, excluding long-term incentive	4,277	2,226
Net cash provided by operating activities	18,230	3,111
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(16,986)	(3,652)
Proceeds from sale of property, plant and equipment	414	1,766
Net cash used in investing activities	(16,572)	(1,886)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	157,388	158,643
Payments on bank revolving credit notes	(158,791)	(156,743)
Deferred financing costs	—	(200)
Purchase of treasury stock	—	(2,510)
Payments on capital leases	(310)	(296)
Proceeds from the exercise of stock options	80	—
Other financing activities	(27)	—
Net cash used in financing activities	(1,660)	(1,106)
Net increase (decrease) in cash and cash equivalents	(2)	119
Cash and cash equivalents at beginning of period	121	1
Cash and cash equivalents at end of period	$119	$120
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,077	$1,714
Cash paid for taxes	$716	$15
Non-cash construction in progress in accounts payable	$2,994	$265

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Shareholder’s Equity
	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Total
Balance as of December 31, 2020	$190,793	$(4,934)	$14,998	$200,857
Net income	—	—	2,545	2,545
401(k) plan contribution	1,319	625	—	1,944
Stock-based compensation	1,200	—	—	1,200
Balance as of March 31, 2021	$193,312	$(4,309)	$17,543	$206,546
Net income	—	—	3,292	3,292
Stock-based compensation	1,388	—	—	1,388
Stock options exercised	54	—	—	54
Balance as of June 30, 2021	$194,754	$(4,309)	$20,835	$211,280

	Shareholder’s Equity
	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Total
Balance as of December 31, 2019	$183,687	$(4,882)	$22,090	$200,895
Net income	—	—	50	50
Purchase of treasury stock	—	(2,435)	—	(2,435)
ESOP Contribution	2,374	2,457	—	4,831
Stock-based compensation	1,582	—	—	1,582
Balance as of March 31, 2020	$187,643	$(4,860)	$22,140	$204,923
Net loss	—	—	(7,014)	(7,014)
Purchase of treasury stock	—	(74)	—	(74)
Stock-based compensation	1,159	—	—	1,159
Balance as of June 30, 2020	$188,802	$(4,934)	$15,126	$198,994

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

Nature of Operations

MEC is a leading U.S.-based value-added manufacturing partner that provides a broad range of prototyping and tooling, production fabrication, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, military, fitness equipment and other end markets. Along with process engineering and development services, MEC maintains an extensive manufacturing infrastructure with 19 facilities across seven states. These facilities make it possible to offer conventional and computer numerical control (CNC) stamping, shearing, fiber laser cutting, forming, drilling, tapping, grinding, tube bending, machining, welding, assembly and logistic services. MEC also possesses a broad range of finishing capabilities including shot blasting, e-coating, powder coating, wet spray and military grade chemical agent resistant coating (CARC) painting.

Our one operating segment focuses on producing metal components that are used in a broad range of heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agricultural, military, fitness equipment and other products.

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

Note 2. Select balance sheet data

Inventory

Inventories are stated at the lower of cost, determined on the first-in, first-out method (FIFO) and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Work-in-process and finished goods are valued at production costs consisting of material, labor, and overhead.

Inventories as of June 30, 2021 and December 31, 2020 consist of:

	June 30, 2021	December 31, 2020
Finished goods and purchased parts	$29,205	$24,561
Raw materials	14,884	11,266
Work-in-process	6,850	5,539
Total	$50,939	$41,366

Property, plant and equipment

Property, plant and equipment as of June 30, 2021 and December 31, 2020 consist of:

	Useful Lives Years*	June 30, 2021	December 31, 2020
Land	Indefinite	$1,033	$1,033
Land improvements	15-39	3,169	3,169
Building and building improvements	15-39	55,556	55,172
Machinery, equipment and tooling	3-10	208,170	199,854
Vehicles	5	3,841	3,778
Office furniture and fixtures	3-7	17,126	16,242
Construction in progress	N/A	11,717	3,931
Total property, plant and equipment, gross		300,612	283,179
Less accumulated depreciation		185,917	176,491
Total property, plant and equipment, net		$114,695	$106,688

The Company completed the closure of its Greenwood, SC manufacturing facility during the third quarter of the prior year. The net amount of property, plant and equipment associated with the facility was $3,552, which is classified in assets held for sale on the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020.

Additionally, the Company finalized an agreement to open a new facility in Hazel Park, MI during the quarter ended June 30, 2021. As of June 30, 2021, the Company invested $5,271 for the ramp-up of production which is classified in construction in progress.

Goodwill

Changes in goodwill between December 31, 2020 and June 30, 2021 consist of:

Balance as of December 31, 2020	$71,535
Impairment	—
Balance as of June 30, 2021	$71,535

 Intangible Assets

The following is a listing of intangible assets, the useful lives in years (amortization period) and accumulated amortization as of June 30, 2021 and December 31, 2020:

	Useful Lives Years	June 30, 2021	December 31, 2020
Amortizable intangible assets:
Customer relationships and contracts	9-12	$78,340	$78,340
Trade name	10	14,780	14,780
Non-compete agreements	5	8,800	8,800
Patents	19	24	24
Accumulated amortization		(49,641)	(44,288)
Total amortizable intangible assets, net		52,303	57,656
Non-amortizable brand name		3,811	3,811
Total intangible assets, net		$56,114	$61,467

Non-amortizable brand name is tested annually for impairment.

Changes in intangible assets between December 31, 2020 and June 30, 2021 consist of:

Balance as of December 31, 2020	$61,467
Amortization expense	(5,353)
Balance as of June 30, 2021	$56,114

Amortization expense was $2,677 for each of the three months ended June 30, 2021 and 2020, and $5,353 for the six months ended June 30, 2021 and 2020.

Future amortization expense is expected to be as followed:

Year ending December 31,
2021 (remainder)	$5,353
2022	$6,952
2023	$6,866
2024	$5,192
2025	$5,192
Thereafter	$22,748

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

At June 30, 2021, our consolidated total leverage ratio was 1.00 to 1.00 as compared to a covenant maximum of 3.75 to 1.00 in accordance with the Second Amendment of the Credit Agreement.

At June 30, 2021, our interest coverage ratio was 15.24 to 1.00 as compared to a covenant minimum of 3.00 to 1.00 under the Credit Agreement.

Under the Credit Agreement, interest is payable quarterly at the adjusted LIBOR plus an applicable margin based on the current funded indebtedness to adjusted EBITDA ratio. The interest rate was 2.25% and 2.50% as of June 30, 2021 and December 31, 2020, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.25% and 0.20% as of June 30, 2021 and December 31, 2020, respectively.

The Company was in compliance with all financial covenants of its credit agreements as of June 30, 2021 and December 31, 2020. The amount borrowed on the revolving credit notes was $43,854 and $45,257 as of June 30, 2021 and December 31, 2020, respectively.

Note 4. Capital lease obligation

Capital leases consist of equipment with a capitalized cost of $3,847 and $3,825 and accumulated depreciation of $1,569 and $1,245 at June 30, 2021 and December 31, 2020, respectively. Depreciation of $163 and $324 was recognized on the capital lease assets during the three- and six months ended June 30, 2021, respectively, and $161 and $322 during the three- and six months ended June 30, 2020, respectively. Non-cash capital lease transactions amounted to $0 for the three- and six months ended June 30, 2021 and 2020. Future minimum lease payments required under the lease are as follows:

Year ending December 31,
2021 (remainder)	$367
2022	734
2023	734
2024	514
2025	226
Thereafter	—
Total	2,575
Less payment amount allocated to interest	198
Present value of capital lease obligation	$2,377
Current portion of capital lease obligation	641
Long-term portion of capital lease obligation	1,736
Total capital lease obligation	$2,377

Note 5. Operating lease obligation

Operating leases relate to property, plant and equipment. Future minimum lease payments required under the leases are as follows:

Year ending December 31,
2021 (remainder)	$2,647
2022	5,528
2023	5,521
2024	4,786
2025	4,282
Thereafter	21,912
Total	$44,676

The Company leases certain office space, warehousing facilities, equipment and vehicles under operating lease arrangements with third-party lessors. These lease arrangements expire at various times through August 2031. Total rent expense under the arrangements was approximately $1,081 and $1,094 for the three months ended June 30, 2021 and 2020, respectively, and $2,165 and $2,155 for the six months ended June 30, 2021 and 2020, respectively.

Note 6. Employee stock ownership plan

Under the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (the ESOP), the Company can make annual discretionary contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company subject to the board of directors’ approval. For the three months ended June 30, 2021 and 2020, the Company’s estimated ESOP expense was $228 and income of $675, respectively. For the six months ended June 30, 2021 and 2020, the Company’s estimated ESOP expense amounted to $701 and $0, respectively.

At various times following death, disability, retirement or termination of employment, an ESOP participant is entitled to receive their ESOP account balance in accordance with various distribution methods as permitted under the policies adopted by the ESOP.

As of June 30, 2021, and December 31, 2020, the ESOP shares, excluding safe harbor shares held in the Company’s 401(k) plan, consisted of 7,292,392 and 8,253,533 in allocated shares, respectively.

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

Income tax expense was $1,007 and $1,996, and the effective tax rate (ETR) from continuing operations was 23.43% and 25.48% for the three and six months ended June 30, 2021, respectively. Our ETR is different from the expected tax rate due to state taxes, non-deductible items, research and development credits and benefit from excess tax deductions related to share based compensation items.

For the three and six months ended June 30, 2020, income tax benefit was estimated at $2,525 and $1,834 and the ETR from continuing operations was 27.69% and 28.77% respectively.

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

The Company’s policy for recording interest and penalties associated with potential income tax audits is to record such expense as a component of income tax expense (benefit). There were no amounts for penalties or interest recorded as of June 30, 2021. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its positions.

Uncertain Tax Positions

Based on the Company’s evaluation, it has been concluded that there is one tax position related to the research and development tax credit requiring recognition in the Company’s financial statements as of June 30, 2021. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next twelve months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. No amounts have been recorded as tax expense for interest and penalties for the three months ended June 30, 2021, as the amount for the utilized portion for the research and development credit on the Wisconsin return is considered to be immaterial. At June 30, 2021 and December 31, 2020, a total of $307 and $208, respectively, of unrecognized tax benefits would, if recognized, impact the Company’s ETR.

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

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the three months ended June 30, 2021 and 2020, eligible employees elected to defer compensation of $0 and $12, respectively. During the six months ended June 30, 2021 and 2020, eligible employees elected to defer compensation of $0 and $41, respectively. As of June 30, 2021, and December 31, 2020, the total amount accrued for all benefit years under this plan was $25,461 and $25,631, respectively, which is included within the deferred compensation and long-term incentive on the Condensed Consolidated Balance Sheets. These amounts include the initial deferral of compensation as adjusted for (a) subsequent changes in the share value of the Company stock or (b) in the investment options chosen by the participants. Total expense for the deferred compensation plan for the three months ended June 30, 2021 and 2020 amounted to $575 and $586, respectively. Total (income) expense for the deferred compensation plan for the six months ended June 30, 2021 and 2020 amounted to $405 and $(21), respectively These expenses are included in profit sharing, bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income (Loss).

Note 11. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees, and estimated unpaid claims.

As of March 31, 2020, the Company consolidated benefit plans with no specific stop loss and an aggregate stop loss to limit risk. Expense related to this contract is approximately $3,290 and $5,411 for the three months ended June 30, 2021 and 2020, respectively, and $7,011 and $11,135 for the six months ended June 30, 2021 and 2020, respectively. An estimated accrued liability of approximately $1,262 and $1,721 was recorded as of June 30, 2021 and December 31, 2020, respectively, for estimated unpaid claims and is included within other current liabilities on the Condensed Consolidated Balance Sheets.

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

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

		Fair Value Measurements at Report Date Using
	Balance at June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$25,461	$18,296	$7,165	$—
Total	$25,461	$18,296	$7,165	$—

		Fair Value Measurements at Report Date Using
	Balance at December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$25,631	$4,865	$20,766	$—
Total	$25,631	$4,865	$20,766	$—

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

Options in the money that were not included in the computation of diluted earnings per share because they would have had an anti-dilutive impact on earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	300,510	—	300,510	—

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

The Company’s contracts with customers are short-term in nature; therefore, revenue is typically recognized, billed and collected within a 12-month period. The following table reflects the changes in our contract assets and liabilities during the six months ended June 30, 2021.

	Contract Assets	Contract Liabilities
As of December 31, 2020	$3,126	$1,060
Net Activity	(1,033)	260
As of June 30, 2021	$2,093	$1,320

Disaggregated Revenue

The following table represents a disaggregation of revenue by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Outdoor sports	$3,006	$1,592	$5,677	$3,363
Fabrication	78,318	43,224	147,689	113,016
Performance structures	18,753	7,152	39,208	23,791
Tube	15,760	9,320	30,647	24,274
Tank	5,622	2,364	12,413	9,082
Total	121,459	63,652	235,634	173,526
Intercompany sales elimination	(1,246)	(1,070)	(2,801)	(2,339)
Total, net sales	$120,213	$62,582	$232,833	$171,187

Note 16. Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales and net trade receivables:

	Net Sales				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		As of	As of
	2021	2020	2021	2020	June 30, 2021	December 31, 2020
Customer
A	16.7%	18.0%	16.2%	16.9%	14.0%	11.3%
B	10.3%	<10%	11.1%	10.0%	<10%	<10%
C	<10%	<10%	10.8%	<10%	<10%	12.2%
D	15.2%	<10%	14.3%	10.2%	10.8%	<10%
E	<10%	<10%	<10%	<10%	12.7%	<10%

Note 17. Stock based compensation

The Mayville Engineering Company, Inc. 2019 Omnibus Incentive Plan provides the Company the ability to grant monetary payments based on the value of its common stock, up to 2,000,000 shares.

On April 20, 2021, shareholders of the Company approved an amendment to the 2019 Omnibus Incentive Plan increasing the number of shares of common stock authorized for issuance by 2,500,000 shares.

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

Stock awards were granted on June 3, 2021, May 12, 2021, April 20, 2021, February 28, 2021, May 12, 2020, February 27, 2020 and May 8, 2019. There were no stock awards granted prior to this.

During the six months ended June 30, 2021, 314,902 units vested. For the same period, 484,661 options vested with a weighted average strike price of $11.23. There were 125,414 options vested for the six months ended June 30, 2020.

As of June 30, 2021, 1,129,487 options remained outstanding with a weighted average strike price of $11.08 and a weighted average contractual life of 8.88 years remaining.

The Company’s stock-based compensation expense by award type is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
One-time IPO unit awards	$—	$304	$—	$1,029
Unit awards	849	520	1,568	1,084
Option awards	539	335	1,020	628
Stock based compensation expense, net of tax	$1,388	$1,159	$2,588	$2,741

One-time IPO unit awards were fully expensed as of December 31, 2020.

A rollforward of unrecognized stock-based compensation expense is displayed in the table below. Unrecognized stock-based compensation expense as of June 30, 2021 will be expensed over the remaining requisite service period from which individual award values relate, up to February 28, 2023.

	Units	Options	Total
Balance as of December 31, 2020	$1,545	$1,432	$2,977
Grants	2,564	2,130	4,694
Forfeitures	(81)	—	(81)
Expense	(719)	(481)	(1,200)
Balance as of March 31, 2021	3,309	3,081	6,390
Grants	892	—	892
Forfeitures	(113)	(69)	(182)
Expense	(849)	(539)	(1,388)
Balance as of June 30, 2021	$3,239	$2,473	$5,712

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

For the three and six months ended June 30, 2021, the Company incurred $0 costs associated with the facility closure and restructuring. For the three and six months ended June 30, 2020, the Company incurred $1,838 of total costs. These costs were recognized on the cost of sales line item of the Condensed Consolidated Statements of Comprehensive Income (Loss), including $844 for the loss on the sale of manufacturing equipment that was not being transferred to another MEC facility, $231 for severance and retention bonus, $638 for the increase to the excess and obsolete inventory reserve for the inventory the Company planned to dispose of and $125 mostly related to costs to close this facility and relocate equipment to other facilities.

As a result of the Greenwood facility closure, future earnings and cash flows will no longer be impacted by the depreciation associated with the assets disposed of or the facility, maintenance costs of the facility, and facility personnel expenses.

Assets disposed of had a net book value of $2,475 with a remaining useful life of approximately 3 years resulting in approximately $825 of annual depreciation expense that will no longer be incurred. The facility has a net book value of $3,552 as of June 30, 2021 with a remaining weighted average useful life of approximately 27 years resulting in approximately $133 of annual depreciation expense that will no longer be incurred.

Additionally, the Company will no longer have approximately $800 of annual facility maintenance costs.

Total personnel costs associated with the facility were approximately $2,250 for the first quarter 2020 resulting in approximately $9,000 of annual personnel expenses; the majority of these costs were transitioned to five other MEC facilities that are now manufacturing these components. As previously mentioned, all customer relationships and manufacturing programs were retained through the transition.

The aforementioned depreciation, maintenance costs, and personnel expenses associated with the Greenwood facility have been classified as cost of sales on the Condensed Consolidated Statements of Comprehensive Income (Loss).

Note 19. Subsequent events

The Company evaluated events and transactions for potential recognition or disclosure in the interim unaudited Condensed Consolidated Financial Statements through August 4, 2021, the date on which the interim unaudited Condensed Consolidated Financial Statements were available to be issued.

On July 1, 2021, the Company entered into a new contractual agreement to sell the Greenwood, SC manufacturing facility for $5,300 before commissions and fees. Finalization of the contract is contingent upon a 30-day due diligence period, that may be extended for an additional 15 days, upon written notice from the purchaser.

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

Overview

MEC is a leading U.S.-based value-added manufacturing partner that provides a broad range of prototyping and tooling, production fabrication, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, military, fitness equipment and other end markets. We have developed long-standing relationships with our blue-chip customers based upon a high level of experience, trust and confidence.

Our one operating segment focuses on producing metal components that are used in a broad range of heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agricultural, military, fitness equipment and other products.

COVID-19 Impact

COVID-19 has had and will continue to have a negative impact on our business, financial condition, cash flows, and results of operations, although the full extent is still uncertain.

For the three and six months ended June 30, 2021, net sales reflected the supply chain issues encountered by original equipment manufacturers’ that led to lower production demand at times, which can be directly attributed to microchip shortages in the commercial vehicle market and port issues that impacted nearly all end markets served.

The future financial effects of COVID-19 are unknown due to many factors. These factors include the uncertainty of the new Delta variant, uncertainty of the effectiveness of governmental actions to address COVID-19, including health, monetary and fiscal policies, the effect of elevated levels of sovereign and state debt, capital market disruptions, changes in demand and pricing, trade agreements, other geopolitical events, and the availability and volatility in the price of raw materials and other commodities. As a result, predicting the Company’s forecasted financial performance is difficult and subject to many assumptions.

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

Other Key Performance Indicators

EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin

EBITDA represents net income (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization. EBITDA Margin represents EBITDA as a percentage of net sales for each period.

Adjusted EBITDA represents EBITDA before stock-based compensation expenses and restructuring expenses related to the closure of the Greenwood facility. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures should not be considered as an alternative to net income (loss) or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA and Adjusted EBITDA Margin as management uses these measures as key performance indicators, and we believe they are measures frequently used by securities analysts, investors and other parties to evaluate companies in our industry. These measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$3,292	$(7,014)	$5,837	$(6,964)
Interest expense	504	637	1,036	1,463
Provision (benefit) for income taxes	1,007	(2,525)	1,996	(1,834)
Depreciation and amortization	7,838	8,159	15,589	16,439
EBITDA	12,641	(743)	24,458	9,104
IPO stock based compensation expense	—	304	—	1,029
Stock based compensation expense	1,388	855	2,588	1,712
Greenwood restructuring charges	—	1,838	—	1,838
Adjusted EBITDA	$14,029	$2,254	$27,046	$13,683
Net sales	$120,213	$62,582	$232,833	$171,187
EBITDA Margin	10.5%	-1.2%	10.5%	5.3%
Adjusted EBITDA Margin	11.7%	3.6%	11.6%	8.0%

Consolidated Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

	Three Months Ended June 30,
	2021		2020		Increase (Decrease)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount Change	% Change
Net sales	$120,213	100.0%	$62,582	100.0%	$57,631	92.1%
Cost of sales	103,933	86.5%	63,736	101.8%	40,197	63.1%
Manufacturing margins	16,280	13.5%	(1,154)	-1.8%	17,434	1510.7%
Amortization of intangibles	2,677	2.2%	2,677	4.3%	—	0.0%
Profit sharing, bonuses and deferred compensation	3,210	2.7%	1,194	1.9%	2,016	168.8%
Employee stock ownership plan (income) expense	228	0.2%	(675)	-1.1%	903	133.8%
Other selling, general and administrative expenses	5,362	4.5%	4,552	7.3%	810	17.8%
Income (loss) from operations	4,803	4.0%	(8,902)	-14.2%	13,705	154.0%
Interest expense	(504)	0.4%	(637)	1.0%	(133)	-20.9%
Provision (benefit) for income taxes	1,007	0.8%	(2,525)	-4.0%	3,532	139.9%
Net income (loss) and comprehensive income (loss)	$3,292	2.7%	$(7,014)	-11.2%	$10,306	146.9%
EBITDA	$12,641	10.5%	$(743)	-1.2%	$13,384	1801.3%
Adjusted EBITDA	$14,029	11.7%	$2,254	3.6%	$11,775	522.4%

Net Sales. Net sales were $120,213 for the three months ended June 30, 2021 as compared to $62,582 for the three months ended June 30, 2020, an increase of $57,631, or 92.1%. This change is primarily attributed to increasing sales volumes due to the continued improvement of market conditions in the current period and the impact of customer plant shutdowns caused by COVID-19 during the prior year period.

Manufacturing Margins. Manufacturing margins were $16,280 for the three months ended June 30, 2021 as compared to a loss of $1,154 for the three months ended June 30, 2020, an increase of $17,434, or 1,510.7%. The increase was driven by the aforementioned sales volume increases in the current period coupled with the utilization of the Company’s investments in new technology and automation. In addition, reduced overhead costs following the closure of the Greenwood, SC facility in 2020 resulted in a significant improvement in absorbed manufacturing overhead costs in the current period, and $429 related to the reversal of inventory obsolescence and healthcare reserves specific to the estimated potential impacts of COVID-19. This was offset by the lag in contractual raw material price increases passed through to customers in the current period. The Company incurred approximately $100 in launch costs related to the new Hazel Park, MI facility for our new customer in the fitness equipment market. Additionally, the prior year period included $1,838 of restructuring costs charged to cost of sales related to the Greenwood facility closure.

Manufacturing margin percentages were 13.5% for the three months ended June 30, 2021, as compared to a negative 1.8% for the three months ended June 30, 2020, an increase of 1,510.7%. This percentage change was attributable to the items discussed above.

Amortization of Intangibles Expense. Amortization of intangibles expense was $2,677 for both the three months ended June 30, 2021 and 2020.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit sharing, bonuses, and deferred compensation expenses were $3,210 for the three months ended June 30, 2021 as compared to $1,194 for the three months ended June 30, 2020, an increase of $2,016, or 168.8%. This change was primarily driven by the return of normalized discretionary employer 401(k) and bonus accruals as business activity and sales volumes move towards pre-pandemic levels.

Employee Stock Ownership Plan (Income) Expense. Employee stock ownership plan estimated expense was $228 for the three months ended June 30, 2021 as compared to income of $675 for the three months ended June 30, 2020, an increase of $903, or 133.8%. The change is due to the discretionary nature of contributions to the ESOP plan and the decision made in the prior year period to eliminate the discretionary accrual for the fiscal year 2020 as a result of lower forecasted financial performance due to the impacts of COVID-19.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $5,362 for the three months ended June 30, 2021 as compared to $4,552 for the three months ended June 30, 2020, an increase of $810, or 17.8%. The increase was principally driven by higher salary and payroll expenses in the current period as well as higher travel and entertainment expenses, which were artificially low in the prior year period due to the COVID-19 pandemic.

Interest Expense. Interest expense was $504 for the three months ended June 30, 2021 as compared to $637 for the three months ended June 30, 2020, a decrease of $133, or 20.9%. The change is due to lower debt levels in the current period and comparative interest rates in the prior year period.

Provision (Benefit) for Income Taxes. Income tax expense was $1,007 for the three months ended June 30, 2021 as compared to income tax benefit of $2,525 for the three months ended June 30, 2020. Please reference Note 8 of the Condensed Consolidated Financial Statements for more specifics. As of June 30, 2021, our federal operating loss (NOL) carryforward was $11,833 driven by the pretax losses incurred in the prior years. The NOL does not expire and will be used to offset future pretax income. We estimate our long-term effective tax rate to be approximately 26%, based on current tax regulations.

Net Income (Loss) and Comprehensive Income (Loss). Net income and comprehensive income were $3,292 for the three months ended June 30, 2021 as compared to a loss of $7,014 for the three months ended June 30, 2020. The increase of $10,306 was due to the previously discussed items.

EBITDA and EBITDA Margin. EBITDA and EBITDA Margin were $12,641 and 10.5%, respectively, for the three months ended June 30, 2021 as compared to negative $743 and negative 1.2%, respectively, for the three months ended June 30, 2020. The $13,384 increase in EBITDA was primarily due to the increase in net sales caused by the aforementioned increase in sales volumes, improved manufacturing overhead absorption costs due to the utilization of our investments in new technology and automation and reduction in overhead costs from the closure of the Greenwood, SC facility in 2020, and the adverse impacts of COVID-19 in the prior period.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $14,029 and 11.7%, respectively, for the three months ended June 30, 2021, as compared to $2,254 and 3.6%, respectively, for the three months ended June 30, 2020. The increase in Adjusted EBITDA of $11,775 was primarily due to the aforementioned items discussed above and the adverse impacts of COVID-19 in the prior period.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

	Six Months Ended June 30,
	2021		2020		Increase (Decrease)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount Change	% Change
Net sales	$232,833	100.0%	$171,187	100.0%	$61,646	36.0%
Cost of sales	201,777	86.7%	160,497	93.8%	41,280	25.7%
Manufacturing margins	31,056	13.3%	10,690	6.2%	20,366	190.5%
Amortization of intangibles	5,353	2.3%	5,353	3.1%	—	0.0%
Profit sharing, bonuses and deferred compensation	6,074	2.6%	2,519	1.5%	3,555	141.1%
Employee stock ownership plan expense	701	0.3%	—	0.0%	701	N/A
Other selling, general and administrative expenses	10,059	4.3%	10,153	5.9%	(94)	-0.9%
Income (loss) from operations	8,869	3.8%	(7,335)	-4.3%	16,204	220.9%
Interest expense	(1,036)	0.4%	(1,463)	0.9%	(427)	-29.2%
Provision (benefit) for income taxes	1,996	0.9%	(1,834)	-1.1%	3,830	208.8%
Net income (loss) and comprehensive income (loss)	$5,837	2.5%	$(6,964)	-4.1%	$12,801	183.8%
EBITDA	$24,458	10.5%	$9,104	5.3%	$15,354	168.6%
Adjusted EBITDA	$27,046	11.6%	$13,683	8.0%	$13,363	97.7%

Net Sales. Net sales were $232,833 for the six months ended June 30, 2021 as compared to $171,187 for the six months ended June 30, 2020 for an increase of $61,646, or 36.0%. This change is primarily attributed to increasing sales volumes due to the continued improvement of market conditions in the current year and the impact of market demand and related destocking activities during the first quarter of the prior year period, which was most apparent in the Commercial Vehicle, Agricultural and Construction and Access Equipment end markets served, along with manufacturing volume reductions driven by COVID-19 in the second quarter of the prior year due to forced customer plant shutdowns, which averaged 5 – 6 weeks per customer.

Manufacturing Margins. Manufacturing margins were $31,056 for the six months ended June 30, 2021 as compared to $10,690 for the six months ended June 30, 2020, an increase of $20,366, or 190.5%. The increase was driven by the aforementioned sales volume increases in the current period, coupled with the utilization of the Company’s investments in new technology and automation. In addition, reduced overhead costs following the closure of the Greenwood, SC facility in 2020 resulted in a significant improvement in absorbed manufacturing overhead costs and $429 related to the reversal of inventory obsolescence and healthcare reserves specific to the estimated potential impacts of COVID-19. This was offset by the lag in contractual raw material price increases passed through to customers in the second quarter of the current year. Further, the prior year period was negatively impacted by the following: previously discussed market demand changes, customer shutdowns related to COVID-19, approximately $775 of inventory obsolescence and health care charges specific to the estimated potential impacts of COVID-19, and $1,838 of restructuring costs related to the Greenwood facility closure.

Manufacturing margin percentages were 13.3% for the six months ended June 30, 2021 as compared to 6.2% for the six months ended June 30, 2020, an increase of 190.5%. This increase was attributable to the items discussed above.

Amortization of Intangibles Expense. Amortization of intangibles expense was $5,353 for both the six months ended June 30, 2021, and 2020.

Profit Sharing, Bonuses and Deferred Compensation Expense. Profit sharing, bonuses and deferred compensation expenses were $6,074 for the six months ended June 30, 2021 as compared to $2,519 for the six months ended June 30, 2020, an increase of $3,555, or 141.1%. This change was primarily driven by the return of normalized discretionary employer 401(k) and bonus accruals as business activity and sales volumes have improved to more normalized levels.

Employee Stock Ownership Plan Expense. Employee stock ownership plan expense was $701 for the six months ended June 30, 2021 as compared to $0 for the six months ended June 30, 2020, an increase of $701. The change is primarily due to the discretionary nature of contributions to the ESOP plan and the decision made in the prior year period to eliminate the discretionary accrual for the fiscal year 2020 as a result of lower forecasted financial performance due to the impacts of COVID-19.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $10,059 for the six months ended June 30, 2021 as compared to $10,153 for the six months ended June 30, 2020, a decrease of $94, or 0.9%. The decrease was driven by lower public company costs attributable to process improvements, continued synergies through the integration of Defiance Metal Products and other cost saving initiatives, offset by higher salary and payroll expenses in the current year period.

Interest Expense. Interest expense was $1,036 for the six months ended June 30, 2021 as compared to $1,463 for the six months ended June 30, 2020, a decrease of $427, or 29.2%. The change is due to lower borrowings and interest rates during the current period as compared to the prior period.

Provision (Benefit) for Income Taxes. Income tax expense was $1,996 for the six months ended June 30, 2021 as compared to income tax benefit of $1,834 for the six months ended June 30, 2020. The change is due to pretax income in the current period as compared to a pretax loss for the same prior year period. Please reference Note 8 of the Condensed Consolidated Financial Statements for more specifics. As of June 30, 2021, our federal operating loss (NOL) carryforward was $11,833 driven by the pretax losses incurred in the prior years. The NOL does not expire and will be used to offset future pretax income. We estimate our long-term effective tax rate to be approximately 26%, based on current tax regulations.

Net Income (Loss) and Comprehensive Income (Loss). Net income and comprehensive income were $5,837 for the six months ended June 30, 2021 as compared to a loss of $6,964 for the six months ended June 30, 2020. The increase of $12,801 was due to the previously discussed items.

EBITDA and EBITDA Margin. EBITDA and EBITDA Margin were $24,458 and 10.5%, respectively, for the six months ended June 30, 2021 as compared to $9,104 and 5.3%, respectively, for the six months ended June 30, 2020. The $15,354 increase in EBITDA was primarily driven by increasing sales volumes due to the continued improvement of market conditions, improved manufacturing overhead absorption costs with the utilization of the Company’s investments in new technology and automation and a reduction in overhead costs following the closure of the Greenwood, SC facility in 2020, offset by the lag in contractual raw material price increases passed through to customers in the second quarter of the current year.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $27,046 and 11.6%, respectively, for the six months ended June 30, 2021, as compared to $13,683 and 8.0%, respectively, for the six months ended June 30, 2020. The increase in Adjusted EBITDA of $13,363 was primarily due to the aforementioned items discussed above offset by the lag in contractual raw material price increases passed through to customers in the current year period and the adverse impacts of COVID-19 in the prior year period.

Liquidity and Capital Resources

Cash Flows Analysis

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	$ Change	% Change
Net cash provided by operating activities	$18,230	$3,111	15,119	486.0%
Net cash used in investing activities	(16,572)	(1,886)	(14,686)	-778.7%
Net cash used in financing activities	(1,660)	(1,106)	(554)	-50.1%
Net change in cash	$(2)	$119	$(121)	101.7%

Operating Activities. Cash provided by operating activities was $18,230 for the six months ended June 30, 2021, as compared to $3,111 for the six months ended June 30, 2020. The $15,119, or 486.0% increase in operating cash flows was primarily due to changes in net working capital. More specifically, accounts receivable rose relative to the growth in sales, while inventories and accounts payable were higher as production levels rebounded from COVID-19 lows. Beneficial changes in a variety of other asset and liability categories increased operating cash flows for the current period as well. Additionally, income was reported in the current period as compared to a loss in the prior year period. Changes to customer pricing, payment terms and credit terms did not have a significant impact on changes to working capital items, or any other element of the operating cash flow activities, for the periods presented.

Investing Activities. Cash used in investing activities was $16,572 for the six months ended June 30, 2021, as compared to $1,886 for the six months ended June 30, 2020. The $14,686, or 778.7% increase in cash used in investing activities was driven by the Company’s continued investment in technology and automation in the current period as compared to leveraging our investments in new technology and automation and preserving cash during the prior year period. Additionally, the Company invested $5,271 into the new Hazel Park, MI facility during the current year period for the ramp-up of production for our new customer in the fitness equipment end market.

Financing Activities. Cash used in financing activities was $1,660 for the six months ended June 30, 2021, as compared to $1,106 for the six months ended June 30, 2020. The $554 change was primarily driven by lower borrowings and higher debt repayments due to the aforementioned items in the current period, compared to higher borrowings offset by the purchase of treasury stock for the prior year period.

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

At June 30, 2021, the interest rate on outstanding borrowings under the Revolving Loan was 2.25%. At June 30, 2021, we had availability of approximately $156,146 under the Revolving Loan.

We must pay a commitment fee at a rate of 0.20% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Credit Agreement. We must also pay fees as specified in the Fee Letter (as defined in the Credit Agreement) and with respect to any letters of credit issued under the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness, create or incur liens, make certain investments, merge or consolidate with another entity, make certain asset dispositions, pay dividends or other distributions to shareholders, enter into transactions with affiliates, enter into sale leaseback transactions or make capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum interest coverage ratio of 3.00 to 1.00. At June 30, 2021, our interest coverage ratio was 15.24 to 1.00. The Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 3.25 to 1.00, although such leverage ratio can be increased in connection with certain acquisitions. This ratio was increased through the Second Amendment to the Credit Agreement to 3.75 to 1.00 for this quarter, as discussed in more detail below. As of June 30, 2021, our consolidated total leverage ratio was 1.00 to 1.00.

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

As of June 30, 2021, our consolidated total leverage ratio was 1.00 to 1.00 in accordance with the Second Amendment of the Credit Agreement.

At June 30, 2021, we were in compliance with all covenants under the Credit Agreement and the Second Amendment.

Third Amendment to the Credit Agreement

On March 31, 2021, the Company entered into the Third Amendment to the Credit Agreement. The Third amendment allows the Company to incur up to $70,000 of capital expenditures during 2021, versus $35,000 in the prior period.

Capital Requirements and Sources of Liquidity

During the six months ended June 30, 2021 and 2020, our capital expenditures were $16,986 and $3,652, respectively. The increase of $13,334 was driven by our continued focus on investment in technology and automation in the current period as compared to leveraging our investments and preserving cash during the same prior year period. Additionally, the Company invested $5,271 into the new Hazel Park, MI facility during the current year period for the ramp-up of production. Capital expenditures for the full year 2021 are expected to be approximately $55,000 to $65,000. The addition of our new strategic customer is generating the requirement of $35,000 to $45,000 in additional capital investments.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. At June 30, 2021, we had immediate availability of approximately $156,146 through our Revolving Loan and another $100,000 through an accordion feature under our Credit Agreement, subject to the covenants under the Credit Agreement and Second Amendment. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital. We will continue to have access to the availability currently provided under the Credit Agreement as long as we remain compliant with the financial covenants. Based on our estimates of the impact of COVID-19 at this time, we expect to be in compliance with these financial covenants through 2021 and the foreseeable future.

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

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at June 30, 2021:

		Payments Due by Period
	Total	2021 (Remainder)	2022 – 2023	2024 – 2025	Thereafter
Long-term debt principal payment obligations (1)	$43,854	$—	$—	$43,854	$—
Forecasted interest on debt payment obligations (2)	4,475	688	2,754	1,033	—
Capital lease obligations	2,575	367	1,468	740	—
Operating lease obligations	44,676	2,647	11,049	9,068	21,912
Total	$95,580	$3,702	$15,271	$54,695	$21,912
(1)	The long-term amounts in the table include principal payments under the Company’s Credit Agreement, which expires in 2024.
(2)	Forecasted interest on debt obligations based on the debt balance, interest rate and unused fee as of June 30, 2021.

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

The amount borrowed under the Revolving Loan under the Credit Agreement was $43.9 million as of June 30, 2021. The interest rate was 2.25% as of June 30, 2021. Please see “Liquidity and Capital Resources - Amended and Restated Credit Agreement” in Part I, Item 2 of this Quarterly Report on Form 10-Q and Note 3 in the Notes to the Unaudited Condensed Consolidated Financial Statements for more specifics.

A hypothetical 100-basis-point increase in interest rates would have resulted in an additional $0.1 million of interest expense based on our variable rate debt at June 30, 2021. We do not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect our cash flow.

Commodity Risk

We source a wide variety of materials and components from a network of suppliers. While such materials are generally available from numerous suppliers, COVID-19 has resulted in availability delays at times. In addition, commodity raw materials, such as steel, aluminum, copper, paint and paint chemicals, and other production costs are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and in many cases utilize contracts with those customers to mitigate the impact of commodity raw material price fluctuations. As of June 30, 2021, we did not have any commodity hedging instruments in place.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to purchases we made of shares of our common stock during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2021	—	$—	—	$19,896,406
May 2021	—	$-	—	$19,896,406
June 2021	—	$—	—	$19,896,406
Total	—		—

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

Mayville Engineering Company, Inc.

Date: August 4, 2021	By:	/s/ Robert D. Kamphuis
Robert D. Kamphuis
Chairman, President & Chief Executive Officer

	By:	/s/ Todd M. Butz
Todd M. Butz
Chief Financial Officer