Form 10-Q
period 2021-09-30
Mayville Engineering Company, Inc.
filed 2021-11-04
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 28, 2021, the registrant had 20,436,719 shares of common stock, no par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$127	$121
Receivables, net of allowances for doubtful accounts of $1,346 at September 30, 2021 and $1,298 at December 31, 2020	58,841	42,080
Inventories, net	62,914	41,366
Tooling in progress	3,436	3,126
Prepaid expenses and other current assets	3,066	2,555
Total current assets	128,384	89,248
Property, plant and equipment, net	120,150	106,688
Assets held for sale	—	3,552
Goodwill	71,535	71,535
Intangible assets-net	53,437	61,467
Capital lease, net	2,115	2,581
Other long-term assets	3,595	3,462
Total	$379,216	$338,533
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$49,814	$33,495
Current portion of capital lease obligation	648	626
Accrued liabilities:
Salaries, wages, and payroll taxes	10,459	10,190
Profit sharing and bonus	4,538	3,089
Other current liabilities	6,924	5,340
Total current liabilities	72,383	52,740
Bank revolving credit notes	54,718	45,257
Capital lease obligation, less current maturities	1,572	2,061
Deferred compensation and long-term incentive, less current portion	25,373	25,631
Deferred income tax liability	12,928	11,887
Other long-term liabilities	100	100
Total liabilities	167,074	137,676
Common shares, no par value, 75,000,000 authorized, 21,386,382 shares issued at September 30, 2021 and 21,093,035 at December 31, 2020	—	—
Additional paid-in-capital	195,994	190,793
Retained earnings	21,110	14,998
Treasury shares at cost, 949,663 shares at September 30, 2021 and 1,033,645 at December 31, 2020	(4,962)	(4,934)
Total shareholders’ equity	212,142	200,857
Total	$379,216	$338,533

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except share amounts and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$109,018	$91,075	$341,851	$262,262
Cost of sales	98,109	81,340	299,885	241,838
Amortization of intangibles	2,677	2,677	8,030	8,030
Profit sharing, bonuses, and deferred compensation	1,939	2,288	8,013	4,807
Employee stock ownership plan expense	124	—	825	—
Other selling, general and administrative expenses	5,305	4,490	15,365	14,642
Income (loss) from operations	864	280	9,733	(7,055)
Interest expense	(526)	(647)	(1,562)	(2,110)
Income (loss) before taxes	338	(367)	8,171	(9,165)
Income tax expense (benefit)	63	733	2,059	(1,101)
Net income (loss) and comprehensive income (loss)	$275	$(1,100)	$6,112	$(8,064)

Earnings (loss) per share:
Basic	$0.01	$(0.05)	$0.30	$(0.41)
Diluted	$0.01	$(0.05)	$0.29	$(0.41)

Weighted average shares outstanding:
Basic	20,520,985	20,077,039	20,385,732	19,838,701
Diluted	20,961,470	20,077,039	20,812,382	19,838,701

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,112	$(8,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,520	16,304
Amortization	8,030	8,030
Stock-based compensation expense	3,771	3,719
Allowance for doubtful accounts	48	767
Inventory excess and obsolescence reserve	(511)	279
Loss (gain) on disposal of property, plant and equipment	(1,311)	688
Deferred compensation and long-term incentive	(258)	234
Other non-cash adjustments	236	262
Changes in operating assets and liabilities – net of effects of acquisition:
Accounts receivable	(16,809)	(9,233)
Inventories	(21,037)	7,449
Tooling in progress	(310)	(2,053)
Prepaids and other current assets	(989)	338
Accounts payable	13,819	(4,016)
Deferred income taxes	1,152	(1,189)
Accrued liabilities, excluding long-term incentive	5,330	5,776
Net cash provided by operating activities	12,793	19,291
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(26,588)	(5,354)
Proceeds from sale of property, plant and equipment	5,348	1,920
Net cash used in investing activities	(21,240)	(3,434)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	276,568	209,857
Payments on bank revolving credit notes	(267,108)	(222,443)
Deferred financing costs	—	(206)
Purchase of treasury stock	(653)	(2,510)
Payments on capital leases	(467)	(446)
Proceeds from the exercise of stock options	139	—
Other financing activities	(26)	—
Net cash provided by (used in) financing activities	8,453	(15,748)
Net increase (decrease) in cash and cash equivalents	6	109
Cash and cash equivalents at beginning of period	121	1
Cash and cash equivalents at end of period	$127	$110
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,580	$2,366
Cash paid for taxes	$1,068	$351
Non-cash construction in progress in accounts payable	$4,059	$201

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Shareholder’s Equity
	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Total
Balance as of December 31, 2020	$190,793	$(4,934)	$14,998	$200,857
Net income	—	—	2,545	2,545
401(k) plan contribution	1,319	625	—	1,944
Stock-based compensation	1,200	—	—	1,200
Balance as of March 31, 2021	$193,312	$(4,309)	$17,543	$206,546
Net income	—	—	3,292	3,292
Stock-based compensation	1,388	—	—	1,388
Stock options exercised	54	—	—	54
Balance as of June 30, 2021	$194,754	$(4,309)	$20,835	$211,280
Net income	—	—	275	275
Purchase of treasury stock	—	(653)	—	(653)
Stock-based compensation	1,182	—	—	1,182
Stock options exercised	58	—	—	58
Balance as of September 30, 2021	$195,994	$(4,962)	$21,110	$212,142

	Shareholder’s Equity
	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Total
Balance as of December 31, 2019	$183,687	$(4,882)	$22,090	$200,895
Net income	—	—	50	50
Purchase of treasury stock	—	(2,435)	—	(2,435)
ESOP Contribution	2,374	2,457	—	4,831
Stock-based compensation	1,582	—	—	1,582
Balance as of March 31, 2020	$187,643	$(4,860)	$22,140	$204,923
Net loss	—	—	(7,014)	(7,014)
Purchase of treasury stock	—	(74)	—	(74)
Stock-based compensation	1,159	—	—	1,159
Balance as of June 30, 2020	$188,802	$(4,934)	$15,126	$198,994
Net loss	—	—	(1,100)	(1,100)
Stock-based compensation	978	—	—	978
Balance as of September 30, 2020	$189,780	$(4,934)	$14,026	$198,872

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

Inventories as of September 30, 2021 and December 31, 2020 consist of:

	September 30, 2021	December 31, 2020
Finished goods and purchased parts	$35,195	$24,561
Raw materials	19,317	11,266
Work-in-process	8,402	5,539
Total	$62,914	$41,366

Property, plant and equipment

Property, plant and equipment as of September 30, 2021 and December 31, 2020 consist of:

	Useful Lives Years*	September 30, 2021	December 31, 2020
Land	Indefinite	$1,033	$1,033
Land improvements	15-39	3,169	3,169
Building and building improvements	15-39	55,837	55,172
Machinery, equipment and tooling	3-10	213,781	199,854
Vehicles	5	3,856	3,778
Office furniture and fixtures	3-7	17,671	16,242
Construction in progress	N/A	16,005	3,931
Total property, plant and equipment, gross		311,352	283,179
Less accumulated depreciation		191,202	176,491
Total property, plant and equipment, net		$120,150	$106,688

The Company completed the closure of its Greenwood, SC manufacturing facility during the third quarter of the prior year and sold the facility during the current quarter for $5,300 before commissions and fees, resulting in a gain on the sale of the asset of $1,374, which is classified in cost of sales on the Condensed Consolidated Statements of Comprehensive Income (Loss) as of September 30, 2021. The net amount of property, plant and equipment associated with the facility was $3,552, which was classified in assets held for sale on the Condensed Consolidated Balance Sheets as of December 31, 2020.

Additionally, the Company finalized an agreement to open a new facility in Hazel Park, MI during the quarter ended June 30, 2021. As of September 30, 2021, the Company invested $11,758 for the ramp-up of production which is classified in construction in progress.

Goodwill

Changes in goodwill between December 31, 2020 and September 30, 2021 consist of:

Balance as of December 31, 2020	$71,535
Impairment	—
Balance as of September 30, 2021	$71,535

 Intangible Assets

The following is a listing of intangible assets, the useful lives in years (amortization period) and accumulated amortization as of September 30, 2021 and December 31, 2020:

	Useful Lives Years	September 30, 2021	December 31, 2020
Amortizable intangible assets:
Customer relationships and contracts	9-12	$78,340	$78,340
Trade name	10	14,780	14,780
Non-compete agreements	5	8,800	8,800
Patents	19	24	24
Accumulated amortization		(52,318)	(44,288)
Total amortizable intangible assets, net		49,626	57,656
Non-amortizable brand name		3,811	3,811
Total intangible assets, net		$53,437	$61,467

Non-amortizable brand name is tested annually for impairment.

Changes in intangible assets between December 31, 2020 and September 30, 2021 consist of:

Balance as of December 31, 2020	$61,467
Amortization expense	(8,030)
Balance as of September 30, 2021	$53,437

Amortization expense was $2,677 for each of the three months ended September 30, 2021 and 2020, and $8,030 for the nine months ended September 30, 2021 and 2020.

Future amortization expense is expected to be as followed:

Year ending December 31,
2021 (remainder)	$2,677
2022	$6,952
2023	$6,866
2024	$5,192
2025	$5,192
Thereafter	$22,747

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

Due to our previously announced relationship with a strategic new customer within the fitness equipment market, we entered into an amendment (Third Amendment) to the Credit Agreement on March 31, 2021. The Third Amendment allows the Company to incur up to $70,000 of capital expenditures in 2021, as opposed to $35,000.

At September 30, 2021, our consolidated total leverage ratio was 1.23 to 1.00 as compared to a covenant maximum of 3.50 to 1.00 in accordance with the Second Amendment of the Credit Agreement.

At September 30, 2021, our interest coverage ratio was 16.51 to 1.00 as compared to a covenant minimum of 3.00 to 1.00 under the Credit Agreement.

Under the Credit Agreement, interest is payable quarterly at the adjusted LIBOR plus an applicable margin based on the current funded indebtedness to adjusted EBITDA ratio. The interest rate was 2.25% and 2.50% as of September 30, 2021 and December 31, 2020, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.25% and 0.20% as of September 30, 2021 and December 31, 2020, respectively.

The Company was in compliance with all financial covenants of its credit agreements as of September 30, 2021 and December 31, 2020. The amount borrowed on the revolving credit notes was $54,718 and $45,257 as of September 30, 2021 and December 31, 2020, respectively.

Note 4. Capital lease obligation

Capital leases consist of equipment with a capitalized cost of $3,847 and $3,825 and accumulated depreciation of $1,732 and $1,245 at September 30, 2021 and December 31, 2020, respectively. Depreciation of $163 and $487 was recognized on the capital lease assets during the three- and nine months ended September 30, 2021, respectively, and $161 and $483 during the three- and nine months ended September 30, 2020, respectively. Non-cash capital lease transactions amounted to $0 for the three- and nine months ended September 30, 2021 and 2020. Future minimum lease payments required under the lease are as follows:

Year ending December 31,
2021 (remainder)	$184
2022	734
2023	734
2024	514
2025	226
Thereafter	—
Total	2,392
Less payment amount allocated to interest	172
Present value of capital lease obligation	$2,220
Current portion of capital lease obligation	648
Long-term portion of capital lease obligation	1,572
Total capital lease obligation	$2,220

Note 5. Operating lease obligation

Operating leases relate to property, plant and equipment. Future minimum lease payments required under the leases are as follows:

Year ending December 31,
2021 (remainder)	$1,542
2022	5,849
2023	5,849
2024	5,121
2025	4,623
Thereafter	22,976
Total	$45,960

The Company leases certain office space, warehousing facilities, equipment and vehicles under operating lease arrangements with third-party lessors. These lease arrangements expire at various times through August 2031. Total rent expense under the arrangements was approximately $1,392 and $1,128 for the three months ended September 30, 2021 and 2020, respectively, and $3,557 and $3,283 for the nine months ended September 30, 2021 and 2020, respectively.

Note 6. Employee stock ownership plan

Under the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (the ESOP), the Company can make annual discretionary contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company subject to the Board of Directors’ approval. For the three months ended September 30, 2021 and 2020, the Company’s estimated ESOP expense was $124 and $0, respectively. For the nine months ended September 30, 2021 and 2020, the Company’s estimated ESOP expense amounted to $825 and $0, respectively.

At various times following death, disability, retirement or termination of employment, an ESOP participant is entitled to receive their ESOP account balance in accordance with various distribution methods as permitted under the policies adopted by the ESOP.

As of September 30, 2021, and December 31, 2020, the ESOP shares, excluding safe harbor shares held in the Company’s 401(k) plan, consisted of 7,292,392 and 8,253,533 in allocated shares, respectively.

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

Income tax expense was $63 and $2,059, and the effective tax rate (ETR) from continuing operations was 18.64% and 25.20% for the three and nine months ended September 30, 2021, respectively. Our ETR is different from the expected tax rate due to state taxes, non-deductible items, research and development credits and benefit from excess tax deductions related to share based compensation items.

For the three and nine months ended September 30, 2020, income tax expense (benefit) was estimated at $733 and ($1,101) and the ETR from continuing operations was -199.82% and 12.17% respectively.

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

The Company’s policy for recording interest and penalties associated with potential income tax audits is to record such expense as a component of income tax expense (benefit). There were no amounts for penalties or interest recorded as of September 30, 2021. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its positions.

Uncertain Tax Positions

Based on the Company’s evaluation, it has been concluded that there is one tax position related to the research and development tax credit requiring recognition in the Company’s financial statements as of September 30, 2021. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next twelve months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. No amounts have been recorded as tax expense for interest and penalties for the three months ended September 30, 2021, as the amount for the utilized portion for the research and development credit on the Wisconsin return is considered to be immaterial. At September 30, 2021 and December 31, 2020, a total of $301 and $208, respectively, of unrecognized tax benefits would, if recognized, impact the Company’s ETR.

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

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the three months ended September 30, 2021 and 2020, eligible employees elected to defer compensation of $0 and $10, respectively. During the nine months ended September 30, 2021 and 2020, eligible employees elected to defer compensation of $0 and $51, respectively. As of September 30, 2021, and December 31, 2020, the total amount accrued for all benefit years under this plan was $25,373 and $25,631, respectively, which is included within the deferred compensation and long-term incentive on the Condensed Consolidated Balance Sheets. These amounts include the initial deferral of compensation as adjusted for (a) subsequent changes in the share value of the Company stock or (b) in the investment options chosen by the participants. Total (income) expense for the deferred compensation plan for the three months ended September 30, 2021 and 2020 amounted to $(89) and $310, respectively. Total expense for the deferred compensation plan for the nine months ended September 30, 2021 and 2020 amounted to $316 and $289, respectively. These expenses are included in profit sharing, bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income (Loss).

Note 11. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees, and estimated unpaid claims. As of March 31, 2020, the Company consolidated its benefit plans and now has no specific stop loss limitation but has an aggregate stop loss limit to mitigate risk. Expense related to this contract is approximately $5,513 and $4,757 for the three months ended September 30, 2021 and 2020, respectively, and $12,524 and $16,072 for the nine months ended September 30, 2021 and 2020, respectively. An estimated accrued liability of approximately $1,420 and $1,721 was recorded as of September 30, 2021 and December 31, 2020, respectively, for estimated unpaid claims and is included within other current liabilities on the Condensed Consolidated Balance Sheets.

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

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

		Fair Value Measurements at Report Date Using
	Balance at September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$25,373	$22,385	$2,988	$—
Total	$25,373	$22,385	$2,988	$—

		Fair Value Measurements at Report Date Using
	Balance at December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$25,631	$4,865	$20,766	$—
Total	$25,631	$4,865	$20,766	$—

Fair value measurements for the Company’s cash and cash equivalents are classified based upon Level 1 measurements because such measurements are based upon quoted market prices in active markets for identical assets.

Accounts receivable, accounts payable, long-term debt and accrued liabilities are recorded in the financial statements at cost and approximate fair value.

Deferred compensation liabilities are recorded at amounts due to participants at the time of deferral. Deferrals are invested in an investment vehicle based on the options made available to the participant, considered to be Level 1 and Level 2 on the fair value hierarchy, with the majority of the current balance as Level 1. The change in fair value is recorded in the profit sharing, bonuses, and deferred compensation line item on the Condensed Consolidated Statements of Comprehensive Income (Loss). The balance due to participants is reflected on the deferred compensation and long-term incentive line item on the Condensed Consolidated Balance Sheets.

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

Options in the money that were not included in the computation of diluted earnings per share because they would have had an anti-dilutive impact on earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	300,510	—	300,510	—

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

The Company’s contracts with customers are short-term in nature; therefore, revenue is typically recognized, billed and collected within a 12-month period. The following table reflects the changes in our contract assets and liabilities during the nine months ended September 30, 2021.

	Contract Assets	Contract Liabilities
As of December 31, 2020	$3,126	$1,060
Net Activity	309	1,412
As of September 30, 2021	$3,435	$2,472

Disaggregated Revenue

The following table represents a disaggregation of revenue by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Outdoor sports	$2,230	$1,898	$7,907	$5,260
Fabrication	74,512	56,658	222,201	169,674
Performance structures	15,632	18,543	54,840	42,334
Tube	14,392	12,772	45,039	37,047
Tank	5,564	4,316	17,977	13,399
Total	112,330	94,187	347,964	267,714
Intercompany sales elimination	(3,312)	(3,112)	(6,113)	(5,452)
Total, net sales	$109,018	$91,075	$341,851	$262,262

Note 16. Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales and net trade receivables:

	Net Sales				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		As of	As of
	2021	2020	2021	2020	September 30, 2021	December 31, 2020
Customer
A	18.0%	13.3%	16.8%	15.6%	15.3%	11.3%
B	<10%	10.5%	10.6%	10.1%	<10%	<10%
C	<10%	15.7%	10.0%	11.7%	<10%	12.2%
D	13.6%	13.3%	14.1%	11.3%	<10%	<10%
E	10.8%	<10%	<10%	<10%	13.9%	<10%

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

During the nine months ended September 30, 2021, 314,902 units vested. For the same period, 484,661 options vested with a weighted average strike price of $9.68. There were 125,414 options vested for the nine months ended September 30, 2020.

As of September 30, 2021, 1,121,683 options remained outstanding with a weighted average strike price of $11.11 and a weighted average contractual life of 8.63 years remaining.

The Company’s stock-based compensation expense by award type is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
One-time IPO unit awards	$—	$—	$—	$1,029
Unit awards	714	586	2,282	1,670
Option awards	468	392	1,489	1,020
Stock based compensation expense, net of tax	$1,182	$978	$3,771	$3,719

One-time IPO unit awards were fully expensed as of December 31, 2020.

A rollforward of unrecognized stock-based compensation expense is displayed in the table below. Unrecognized stock-based compensation expense as of September 30, 2021 will be expensed over the remaining requisite service period from which individual award values relate, up to February 28, 2023.

	Units	Options	Total
Balance as of December 31, 2020	$1,545	$1,432	$2,977
Grants	2,564	2,130	4,694
Forfeitures	(81)	—	(81)
Expense	(719)	(481)	(1,200)
Balance as of March 31, 2021	3,309	3,081	6,390
Grants	892	—	892
Forfeitures	(113)	(69)	(182)
Expense	(849)	(539)	(1,388)
Balance as of June 30, 2021	$3,239	$2,473	$5,712
Grants	—	—	—
Forfeitures	(125)	—	(125)
Expense	(714)	(468)	(1,182)
Balance as of September 30, 2021	$2,400	$2,005	$4,405

Note 18. Greenwood Facility Closure, Restructuring, and Sale

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

On July 1, 2021, the Company entered into a contract to sell the Greenwood, SC facility for $5,300 before commissions and fees. Settlement of the contract occurred on August 30, 2021, resulting in a gain on the sale of the asset of $1,374, which is classified in cost of sales on the Condensed Consolidated Statements of Comprehensive Income (Loss) as of September 30, 2021.

Costs associated with the closure were accounted for in accordance with ASC 420 Exit or Disposal Cost Obligations.

For the three and nine months ended September 30, 2021, the Company incurred $0 costs associated with the facility closure and restructuring. For the three months ended September 30, 2020, the Company incurred $687 of costs associated with the facility closure and restructuring, including $51 for severance and retention bonuses, $88 for the loss on sale of manufacturing equipment not transferred to another facility, $78 for the buyout of operating leases, and the remainder mostly related to costs to close the facility and relocate equipment to other facilities. For the nine months ended September 30, 2020, the Company incurred $2,524 of costs associated with the facility closure and restructuring, including $282 for severance and retention bonuses, $931 for the loss on sale of manufacturing equipment not transferred to another MEC facility, $78 for the buyout of operating leases, $622 for the disposition of inventory, and the remainder mostly related to costs to close the facility and relocate equipment to other facilities. These costs were recognized on the cost of sales line item of the Condensed Consolidated Statements of Comprehensive Income (Loss).

As a result of the Greenwood facility closure, future earnings and cash flows were not impacted by the depreciation associated with the assets disposed of or the facility, maintenance costs of the facility, and facility personnel expenses.

Assets disposed of had a net book value of $2,475 with a remaining useful life of approximately 3 years resulting in approximately $825 of annual depreciation expense that were no longer incurred. The facility had a net book value of $3,552 as of August 30, 2021 with a remaining weighted average useful life of approximately 27 years resulting in approximately $133 of annual depreciation expense that was no longer incurred.

Additionally, the Company no longer has approximately $800 of annual facility maintenance costs.

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

Note 19. Subsequent events

On October 19, 2021, the Company’s Board of Directors approved a new share repurchase program of up to $25 million of our common stock through 2023. The new share repurchase program replaced the prior program.

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

For the three and nine months ended September 30, 2021, net sales reflected the supply chain issues encountered by original equipment manufacturers’ that led to lower production demand at times, which can be directly attributed to microchip shortages in the commercial vehicle market and port issues that impacted nearly all end markets served. Additionally, we are experiencing inflationary pressures on wages, benefits, materials, and manufacturing supplies due to a higher level of competition for employees and materials. We are unable to predict the future impact of the labor and supply chain shortages and inflation, and the resulting impact on our Company’s business, financial condition, cash flows and results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$275	$(1,100)	$6,112	$(8,064)
Interest expense	526	647	1,562	2,110
Provision (benefit) for income taxes	63	733	2,059	(1,101)
Depreciation and amortization	7,961	7,894	23,550	24,334
EBITDA	8,825	8,174	33,283	17,279
IPO stock based compensation expense	—	—	—	1,029
Stock based compensation expense	1,182	978	3,771	2,690
Greenwood restructuring charges	—	687	—	2,524
Adjusted EBITDA	$10,007	$9,839	$37,054	$23,522
Net sales	$109,018	$91,075	$341,851	$262,262
EBITDA Margin	8.1%	9.0%	9.7%	6.6%
Adjusted EBITDA Margin	9.2%	10.8%	10.8%	9.0%

Consolidated Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

	Three Months Ended September 30,
	2021		2020		Increase (Decrease)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount Change	% Change
Net sales	$109,018	100.0%	$91,075	100.0%	$17,943	19.7%
Cost of sales	98,109	90.0%	81,340	89.3%	16,769	20.6%
Manufacturing margins	10,909	10.0%	9,735	10.7%	1,174	12.1%
Amortization of intangibles	2,677	2.5%	2,677	2.9%	—	0.0%
Profit sharing, bonuses and deferred compensation	1,939	1.8%	2,288	2.5%	(349)	-15.3%
Employee stock ownership plan expense	124	0.1%	—	0.0%	124	N/A
Other selling, general and administrative expenses	5,305	4.9%	4,490	4.9%	815	18.2%
Income from operations	864	0.8%	280	0.3%	584	208.6%
Interest expense	(526)	0.5%	(647)	0.7%	(121)	-18.7%
Provision for income taxes	63	0.1%	733	0.8%	(670)	-91.4%
Net income (loss) and comprehensive income (loss)	$275	0.3%	$(1,100)	-1.2%	$1,375	125.0%
EBITDA	$8,825	8.1%	$8,174	9.0%	$651	8.0%
Adjusted EBITDA	$10,007	9.2%	$9,839	10.8%	$168	1.7%

Net Sales. Net sales were $109,018 for the three months ended September 30, 2021 as compared to $91,075 for the three months ended September 30, 2020, an increase of $17,943, or 19.7%. This change primarily relates to $8.4 million in contractual raw material pricing pass throughs to customers in the current period and $9.3 million attributed to market demand increases post COVID-19 that caused customer facility shutdowns during the prior year period.

Manufacturing Margins. Manufacturing margins were $10,909 for the three months ended September 30, 2021 as compared to $9,735 for the three months ended September 30, 2020, an increase of $1,174, or 12.1%. The increase was driven by increased production volumes and higher scrap income resulting from improved market pricing for scrap material. This was partially offset by inflationary pressures on wages, benefits, materials, and general manufacturing supplies in the current period. Additionally, the Company incurred approximately $800 in launch costs related to the new Hazel Park, MI facility for our new customer in the fitness equipment market. The prior year period also included $687 of restructuring costs charged to cost of sales related to the Greenwood facility closure.

Manufacturing margin percentages were 10.0% for the three months ended September 30, 2021, as compared to 10.7% for the three months ended September 30, 2020, a decrease of 0.7%. The decrease was mainly attributable to the previously discussed contractual raw material pricing pass throughs to customers, inflationary pressures, and the approximately $800 in launch costs related to the new Hazel Park, MI facility.

Amortization of Intangibles Expense. Amortization of intangibles expense was $2,677 for both the three months ended September 30, 2021 and 2020.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit sharing, bonuses, and deferred compensation expenses were $1,939 for the three months ended September 30, 2021 as compared to $2,288 for the three months ended September 30, 2020, a decrease of $349, or 15.3%. This change was primarily driven by the prior year’s accelerated accrual amounts as the Company re-established discretionary bonus and 401(k) related accruals in the prior year period that were eliminated in the second quarter of the prior year due to the uncertainty caused by COVID-19 at that time.

Employee Stock Ownership Plan Expense. Employee stock ownership plan estimated expense was $124 for the three months ended September 30, 2021 as compared to $0 for the three months ended September 30, 2020, an increase of $124. The change is due to the discretionary nature of contributions to the ESOP plan and the decision made in the second quarter of the prior year to eliminate the discretionary accrual for the fiscal year 2020 as a result of lower forecasted financial performance due to the impacts of COVID-19.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $5,305 for the three months ended September 30, 2021 as compared to $4,490 for the three months ended September 30, 2020, an increase of $815, or 18.2%. The increase was predominantly driven by higher salary, payroll, travel, and entertainment expenses in the current period, which were unusually low in the prior year period due to the COVID-19 pandemic.

Interest Expense. Interest expense was $526 for the three months ended September 30, 2021 as compared to $647 for the three months ended September 30, 2020, a decrease of $121, or 18.7%. The change is due to lower debt levels and interest rates during the current period as compared to the prior period.

Provision for Income Taxes. Income tax expense was $63 for the three months ended September 30, 2021 as compared to $733 for the three months ended September 30, 2020. Please reference Note 8 of the Condensed Consolidated Financial Statements for more specifics. As of September 30, 2021, our federal operating loss (NOL) carryforward was $11,699 driven by the pretax losses incurred in prior years. The NOL does not expire and will be used to offset future pretax income. We estimate our long-term effective tax rate to be approximately 26%, based on current tax regulations.

Net Income (Loss) and Comprehensive Income (Loss). Net income and comprehensive income were $275 for the three months ended September 30, 2021 as compared to a loss of $1,100 for the three months ended September 30, 2020. The increase of $1,375 was due to the previously discussed items.

EBITDA and EBITDA Margin. EBITDA and EBITDA Margin were $8,825 and 8.1%, respectively, for the three months ended September 30, 2021 as compared to $8,174 and 9.0%, respectively, for the three months ended September 30, 2020. The $651 increase in EBITDA was primarily driven by increased sales, partially offset by the raw material pricing pass throughs to customers, inflationary pressures on wages, benefits, materials, and general manufacturing supplies during the current period, and the adverse impacts of COVID-19 in the prior period. Raw material pricing pass throughs to customers impact both sales and cost of sales resulting in a dilutive impact to EBITDA Margin percentage. Additionally, the Company incurred approximately $800 in launch costs related to the new Hazel Park, MI facility during the current period.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $10,007 and 9.2%, respectively, for the three months ended September 30, 2021, as compared to $9,839 and 10.8%, respectively, for the three months ended September 30, 2020. The increase in Adjusted EBITDA of $168 and decrease in Adjusted EBITDA Margin of 1.6% was primarily due to the aforementioned items discussed above and the Greenwood restructuring costs of $2,524 in the prior period.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

	Nine Months Ended September 30,
	2021		2020		Increase (Decrease)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount Change	% Change
Net sales	$341,851	100.0%	$262,262	100.0%	$79,589	30.3%
Cost of sales	299,885	87.7%	241,838	92.2%	58,047	24.0%
Manufacturing margins	41,966	12.3%	20,424	7.8%	21,542	105.5%
Amortization of intangibles	8,030	2.3%	8,030	3.1%	—	0.0%
Profit sharing, bonuses and deferred compensation	8,013	2.3%	4,807	1.8%	3,206	66.7%
Employee stock ownership plan expense	825	0.2%	—	0.0%	825	N/A
Other selling, general and administrative expenses	15,365	4.5%	14,642	5.6%	723	4.9%
Income (loss) from operations	9,733	2.8%	(7,055)	-2.7%	16,788	238.0%
Interest expense	(1,562)	0.5%	(2,110)	0.8%	(548)	-26.0%
Provision (benefit) for income taxes	2,059	0.6%	(1,101)	-0.4%	3,160	287.0%
Net income (loss) and comprehensive income (loss)	$6,112	1.8%	$(8,064)	-3.1%	$14,176	175.8%
EBITDA	$33,283	9.7%	$17,279	6.6%	$16,004	92.6%
Adjusted EBITDA	$37,054	10.8%	$23,522	9.0%	$13,532	57.5%

Net Sales. Net sales were $341,851 for the nine months ended September 30, 2021 as compared to $262,262 for the nine months ended September 30, 2020 for an increase of $79,589, or 30.3%. This change is primarily attributed to increased sales volumes due to the improvement in market conditions from the prior year period and $13.1 million in contractual raw material price pass throughs to customers. The prior year period was impacted by lower market demand and related destocking activities, which were most apparent in the Commercial Vehicle, Agricultural and Construction and Access Equipment end markets served, along with customer facility shutdowns driven by COVID-19.

Manufacturing Margins. Manufacturing margins were $41,966 for the nine months ended September 30, 2021 as compared to $20,424 for the nine months ended September 30, 2020, an increase of $21,542, or 105.5%. The increase was driven by the aforementioned production volume increases, improved scrap income, the utilization of the Company’s investments in new technology and automation, and $429 related to the reversal of inventory obsolescence and healthcare reserve specific to the estimated potential impacts of COVID-19. In addition, reduced indirect overhead costs following the closure of the Greenwood, SC facility in 2020 resulted in a significant improvement in absorbed manufacturing overhead costs. This was partially offset by the raw material pricing pass through to customers, inflationary pressures on wages, benefits, materials, and general manufacturing supplies costs during the current period and increased utility, freight, repair, and other costs related to improved sales volumes. Additionally, the Company incurred approximately $900 in launch costs related to the new Hazel Park, MI facility for our new customer in the fitness equipment market. Further, the prior year period was negatively impacted by the following: previously discussed market demand changes, customer shutdowns related to COVID-19, approximately $775 of inventory obsolescence and health care charges specific to the estimated potential impacts of COVID-19, and $2,524 of restructuring costs related to the Greenwood facility closure.

Manufacturing margin percentages were 12.3% for the nine months ended September 30, 2021 as compared to 7.8% for the nine months ended September 30, 2020, an increase of 4.5% points. This increase was attributable to the items discussed above.

Amortization of Intangibles Expense. Amortization of intangibles expense was $8,030 for both the nine months ended September 30, 2021, and 2020.

Profit Sharing, Bonuses and Deferred Compensation Expense. Profit sharing, bonuses and deferred compensation expenses were $8,013 for the nine months ended September 30, 2021 as compared to $4,807 for the nine months ended September 30, 2020, an increase of $3,206, or 66.7%. This change was primarily driven by the return of normalized discretionary employer 401(k) and bonus accruals as business activity and sales volumes have improved to more normalized levels.

Employee Stock Ownership Plan Expense. Employee stock ownership plan expense was $825 for the nine months ended September 30, 2021 as compared to $0 for the nine months ended September 30, 2020, an increase of $825. The change is due to the discretionary nature of contributions to the ESOP plan and the decision made in the second quarter of the prior year to eliminate the discretionary accrual for the fiscal year 2020 as a result of lower forecasted financial performance due to the impacts of COVID-19.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $15,365 for the nine months ended September 30, 2021 as compared to $14,642 for the nine months ended September 30, 2020, an increase of $723, or 4.9%. The increase was driven by higher salary and payroll expenses.

Interest Expense. Interest expense was $1,562 for the nine months ended September 30, 2021 as compared to $2,110 for the nine months ended September 30, 2020, a decrease of $548, or 26.0%. The change is due to lower borrowings and interest rates during the current period as compared to the prior period.

Provision (Benefit) for Income Taxes. Income tax expense was $2,059 for the nine months ended September 30, 2021 as compared to income tax benefit of $1,101 for the nine months ended September 30, 2020. The change is due to pretax income in the current period as compared to a pretax loss for the same prior year period. Please reference Note 8 of the Condensed Consolidated Financial Statements for more specifics. As of September 30, 2021, our federal operating loss (NOL) carryforward was $11,699 driven by the pretax losses incurred in the prior years. The NOL does not expire and will be used to offset future pretax income. We estimate our long-term effective tax rate to be approximately 26%, based on current tax regulations.

Net Income (Loss) and Comprehensive Income (Loss). Net income and comprehensive income were $6,112 for the nine months ended September 30, 2021 as compared to a loss of $8,064 for the nine months ended September 30, 2020. The increase of $14,176 was due to the previously discussed items.

EBITDA and EBITDA Margin. EBITDA and EBITDA Margin were $33,283 and 9.7%, respectively, for the nine months ended September 30, 2021 as compared to $17,279 and 6.6%, respectively, for the nine months ended September 30, 2020. The $16,004 increase in EBITDA was primarily driven by increased sales volumes due to the improvement of market conditions, improved manufacturing overhead absorption costs with the utilization of the Company’s investments in new technology and automation and a reduction in overhead costs following the closure of the Greenwood, SC facility in 2020. These improvements were partially offset by raw material pricing pass throughs to customers, inflationary pressures on wages, benefits, materials, and general manufacturing supplies, increases in utilities, freight, repair and other costs related to higher volumes in the current period, and the adverse impacts of COVID-19 in the prior year period. Raw material pricing pass throughs to customers impact both sales and cost of sales resulting in a dilutive impact to EBITDA Margin percentage. Additionally, the Company incurred approximately $900 in launch costs related to the new Hazel Park, MI facility for our new customer in the fitness equipment market.

Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA and Adjusted EBITDA Margin were $37,054 and 10.8%, respectively, for the nine months ended September 30, 2021, as compared to $23,522 and 9.0%, respectively, for the nine months ended September 30, 2020. The increase in Adjusted EBITDA of $13,532 was primarily due to items previously discussed above and the Greenwood restructuring costs of $2,524 in the prior period

Liquidity and Capital Resources

Cash Flows Analysis

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	$ Change	% Change
Net cash provided by operating activities	$12,793	$19,291	(6,498)	-33.7%
Net cash used in investing activities	(21,240)	(3,434)	(17,806)	-518.5%
Net cash provided by (used in) financing activities	8,453	(15,748)	24,201	153.7%
Net change in cash	$6	$109	$(103)	-94.5%

Operating Activities. Cash provided by operating activities was $12,793 for the nine months ended September 30, 2021, as compared to $19,291 for the nine months ended September 30, 2020. The $6,498, or 33.7% decrease in operating cash flows was primarily due to changes in net working capital and income reported in the current period as compared to a loss in the prior year period. More specifically to the working capital changes, accounts receivable rose relative to the growth in sales, while inventories and accounts payable were elevated due to higher raw material prices and other costs as production levels rebounded from COVID-19 lows.

Investing Activities. Cash used in investing activities was $21,240 for the nine months ended September 30, 2021, as compared to $3,434 for the nine months ended September 30, 2020. The $17,806, or 518.5% increase in cash used in investing activities was driven by the Company’s continued investment in technology and automation in the current period as compared to leveraging our investments in new technology and automation and preserving cash during the prior year period. Additionally, the Company invested $11,758 into the new Hazel Park, MI facility during the current year period for the ramp-up of production for our new customer in the fitness equipment end market. The Company also recorded $5,348 in proceeds from the sale of property, plant and equipment due to the sale of the Greenwood, SC facility during the current period.

Financing Activities. Cash provided by financing activities was $8,453 for the nine months ended September 30, 2021, as compared to cash used in $15,748 for the nine months ended September 30, 2020. The $24,201 change was primarily driven by higher borrowings in the current period compared to debt repayments in excess of borrowings during the prior year period.

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

At September 30, 2021, the interest rate on outstanding borrowings under the Revolving Loan was 2.25%. At September 30, 2021, we had availability of approximately $145,282 under the Revolving Loan.

We must pay a commitment fee at a rate of 0.20% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Credit Agreement. We must also pay fees as specified in the Fee Letter (as defined in the Credit Agreement) and with respect to any letters of credit issued under the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness, create or incur liens, make certain investments, merge or consolidate with another entity, make certain asset dispositions, pay dividends or other distributions to shareholders, enter into transactions with affiliates, enter into sale leaseback transactions or make capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum interest coverage ratio of 3.00 to 1.00. At September 30, 2021, our interest coverage ratio was 16.51 to 1.00. The Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 3.25 to 1.00, although such leverage ratio can be increased in connection with certain acquisitions. This ratio was increased through the Second Amendment to the Credit Agreement to 3.50 to 1.00 for this quarter, as discussed in more detail below. As of September 30, 2021, our consolidated total leverage ratio was 1.23 to 1.00.

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

As of September 30, 2021, our consolidated total leverage ratio was 1.23 to 1.00 in accordance with the Second Amendment of the Credit Agreement.

At September 30, 2021, we were in compliance with all covenants under the Credit Agreement and the Second Amendment.

Third Amendment to the Credit Agreement

On March 31, 2021, the Company entered into the Third Amendment to the Credit Agreement. The Third amendment allows the Company to incur up to $70,000 of capital expenditures during 2021, versus $35,000 in the prior period.

Capital Requirements and Sources of Liquidity

During the nine months ended September 30, 2021 and 2020, our capital expenditures were $26,588 and $5,354, respectively. The increase of $21,234 was driven by our continued focus on investment in technology and automation in the current period as compared to leveraging our investments and preserving cash during the same prior year period. Additionally, the Company invested $11,758 into the new Hazel Park, MI facility during the current year period for the ramp-up of production. Capital expenditures for the full year 2021 are expected to be approximately $52,000 to $57,000. The addition of our new strategic customer is generating the requirement of $35,000 to $40,000 in additional capital investments.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. At September 30, 2021, we had immediate availability of approximately $145,282 through our Revolving Loan and another $100,000 through an accordion feature under our Credit Agreement, subject to the covenants under the Credit Agreement and Second Amendment. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital. We will continue to have access to the availability currently provided under the Credit Agreement as long as we remain compliant with the financial covenants. Based on our estimates of the impact of COVID-19 at this time, we expect to be in compliance with these financial covenants through 2021 and the foreseeable future.

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

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at September 30, 2021:

		Payments Due by Period
	Total	2021 (Remainder)	2022 – 2023	2024 – 2025	Thereafter
Long-term debt principal payment obligations (1)	$54,718	$—	$—	$54,718	$—
Forecasted interest on debt payment obligations (2)	4,784	399	3,189	1,196	—
Capital lease obligations	2,392	184	1,468	740	—
Operating lease obligations	45,960	1,542	11,698	9,744	22,976
Total	$107,854	$2,125	$16,355	$66,398	$22,976
(1)	The long-term amounts in the table include principal payments under the Company’s Credit Agreement, which expires in 2024.
(2)	Forecasted interest on debt obligations based on the debt balance, interest rate and unused fee as of September 30, 2021.

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

The amount borrowed under the Revolving Loan under the Credit Agreement was $54.7 million as of September 30, 2021. The interest rate was 2.25% as of September 30, 2021. Please see “Liquidity and Capital Resources - Amended and Restated Credit Agreement” in Part I, Item 2 of this Quarterly Report on Form 10-Q and Note 3 in the Notes to the Unaudited Condensed Consolidated Financial Statements for more specifics.

A hypothetical 100-basis-point increase in interest rates would have resulted in an additional $0.1 million of interest expense based on our variable rate debt at September 30, 2021. We do not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect our cash flow.

Commodity Risk

We source a wide variety of materials and components from a network of suppliers. While such materials are generally available from numerous suppliers, COVID-19 has resulted in availability delays at times. In addition, commodity raw materials, such as steel, aluminum, copper, paint and paint chemicals, and other production costs are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and in many cases utilize contracts with those customers to mitigate the impact of commodity raw material price fluctuations. As of September 30, 2021, we did not have any commodity hedging instruments in place.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to purchases we made of shares of our common stock during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2021	—	$—	—	$19,896,406
August 2021	—	$—	—	$19,896,406
September 2021	47,000	$13.89	47,000	$19,243,534
Total	—		—

(1)

On October 28, 2019, our Board of Directors approved an increase of our prior share repurchase program from $4 million to $25 million of shares of our common stock through 2021. On October 19, 2021, the Board of Directors approved a new share repurchase program of up to $25 million of shares through 2023. The new share repurchase program replaced the prior program.

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

MAYVILLE ENGINEERING COMPANY, INC.

Date: November 3, 2021	By:	/s/ Robert D. Kamphuis
Robert D. Kamphuis
Chairman, President & Chief Executive Officer

	By:	/s/ Todd M. Butz
Todd M. Butz
Chief Financial Officer