Form 10-K
period 2021-12-31
Mayville Engineering Company, Inc.
filed 2022-03-02
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on June 30, 2021, was $395,649,389.

The number of shares of the Registrant’s Common Stock outstanding as of February 24, 2022 was 20,273,880.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference to the Registrant’s proxy statement for its 2022 annual meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2021.

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

Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2021, as such may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q, and the following:

•

the negative impacts the COVID-19 pandemic has had and will continue to have on our business, financial condition, cash flows, results of operations and supply chain, including the supply chain issues encountered by our original equipment manufacturer customers, the current inflationary pressures on wages, benefits, components, and manufacturing supplies and future uncertain impacts;

•	risks relating to developments in the industries in which our customers operate;
•	risks related to scheduling production accurately and maximizing efficiency;
•	failure to compete successfully in our markets;
•	our ability to realize net sales represented by our awarded business;
•	our ability to maintain our manufacturing, engineering and technological expertise;
•	the loss of any of our large customers or the loss of their respective market shares;
•	risks related to entering new markets;
•	our ability to recruit and retain our key executive officers, managers and trade-skilled personnel;
•	volatility in the prices or availability of raw materials critical to our business;
•	manufacturing risks, including delays and technical problems, issues with third-party suppliers, environmental risks and applicable statutory and regulatory requirements;
•	our ability to successfully identify or integrate acquisitions;
•	our ability to develop new and innovative processes and gain customer acceptance of such processes;
•	risks related to our information technology systems and infrastructure;
•	political and economic developments, including foreign trade relations and associated tariffs;
•	results of legal disputes, including product liability, intellectual property infringement and other claims;
•	risks associated with our capital-intensive industry;
•	risks related to our treatment as an S Corporation prior to the consummation of our initial public offering of common stock (IPO); and
•	risks related to our employee stock ownership plan’s treatment as a tax-qualified retirement plan.

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

General

MEC is a leading U.S.-based value-added manufacturing partner that provides a broad range of prototyping and tooling, production fabrication, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, military and other end markets. We have developed long-standing relationships with our blue-chip customers based upon a high level of experience, trust and confidence. “We Make Things Simple” by providing a diverse set of process offerings and a “one stop shop” for end-to-end solutions with benefits throughout the entire product lifecycle, including front-end collaboration in design and prototyping, product manufacturing, aftermarket components and ancillary supply chain benefits. Founded as a corporation in 1945 and headquartered in Mayville, Wisconsin, we are a leading Tier I U.S. supplier of highly engineered components to original equipment manufacturer (OEM) customers with leading position in their respective markets. We are focused on producing the highest quality components using complex processes at the lowest cost by working with customers throughout the product design and development process to establish optimal solutions.  Our engineering expertise and technical know-how allow us to add value through every product redevelopment cycle (generally every three to five years for our customers). According to The Fabricator, we have been ranked as the largest fabricator in the United States for the past eleven years in a row (2011 – 2021). We are approximately more than two times the size of our next largest competitor, based on The Fabricator’s projections for revenue for metal fabricating companies.

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

Our key customers have globally recognized brands and demand the highest product quality and expertise. Over our more than 75-year history, we have developed capabilities and provide solutions that result in customer loyalty and long-standing relationships, which we call “Experience You Can Trust”. We have a diverse and market-leading customer base that serves broad end markets representing favorable near- and long-term growth prospects for us. We have a track record of growth and are well-positioned to increase our market share and benefit from growth in customer demand as well as consolidate demand across the end markets that we serve. To help pursue our strategic mission, we have approximately 2,200 employees who are tactically aligned around our core values and will continue to participate in our employee ownership culture. We are led by an experienced management team that has contributed to our growth by establishing deep and long-standing relationships with key customers and has worked to expand the customer base both organically and through strategic acquisitions.

We maintain an established base of long-standing customers comprised of leading, blue-chip OEM manufactures across the United States. Our broad capabilities offering and track record of producing the highest quality solutions have allowed us to establish, and subsequently deepen, relationships with additional products and platforms over time. For example, our more than 40-year relationship with Deere & Company (John Deere) began with a small order of simple stamped parts for a farm tractor in its agricultural segment that expanded over time and represented 2021 sales in excess of $75.5 million across five market segments, representing over 60 model platforms. We have also been successful in winning customers and rapidly expanding relationships with high-growth customers by utilizing our diversified “one-stop” offering. For instance, our relationship with Volvo Truck began with fuel tanks and has expanded over the last nine years to include exhaust tubing, new sleeper cab and chassis fabrications and other fabrications. Through the expansion of multiple fabricated components from multiple facilities, we have been able to deepen our relationship with this customer and solidify our position as an important strategic sourcing partner.

We serve customers through 20 strategically located U.S. facilities, of which 19 are in operation, across seven states, with more than 3.1 million square feet of manufacturing capacity. Our expansive footprint enables us to service and maintain strong relationships with existing key customers across the United States with a “local” presence, as well as target new customer opportunities. Coupled with our focus on market alignment and execution, we constantly strive to improve and refine capabilities, capacities and reduce our carbon footprint. In addition, the ongoing investment in flexible, re-deployable automation allows us to expand output while reducing cost and improving quality, productivity and consistency for margin enhancement and market leading competitiveness.

Our historical success is a function of our engineering expertise, extensive manufacturing capabilities, limited commodity exposure, investment in automation and embedded relationships with the contractual ability to pass input costs through prices. We believe we are poised to grow through economic cycles due to our:

•	market positioning and reputation;
•	product breadth;
•	flexible and re-deployable capital investment in automation and process capabilities; and

•	our geographic, end market and product diversification.

Our diversified profile today best positions us for stability and leading market performance through all phases of an economic cycle.

Our Industry

We compete in the highly fragmented market of contract manufacturers, the majority of which are small local players that are limited in scale, capabilities and technology. Many of these local manufacturers have single or limited production capabilities and provide niche components in specific geographic markets. Accordingly, there are a limited number of competitors in the contract manufacturing market in which we operate with the capacity and expertise to deliver the full range of solutions we offer. For example, our diverse manufacturing capabilities across product lines have contributed to us being the recipient of The Fabricator’s “FAB 40” #1 Largest Fabricator in the attractive U.S. markets for the past eleven years in a row (2011 – 2021). While we compete with certain manufacturers across selected product lines, we believe that no single manufacturer directly competes with us across our full offering and end market applications.

Our end market diversification coupled with our extensive product breadth allows us to maintain financial stability as individual end markets fluctuate. The primary end markets we serve include heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, and military, among other machinery markets. As markets strengthen or weaken, our output is redirected and realigned to support ongoing change. Further, as these fluctuations affect the market, we are favorably positioned to benefit from the broader trend of our OEM customers to consolidate to fewer and more sophisticated suppliers in order to improve quality and delivery while lowering the total cost of doing business. This consolidation trend will allow us to grow and protects our cash flow as markets change and shift.

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

Leading and Defendable Market Position in Attractive North American Market. According to the Fabricator, we have been ranked as the largest fabricator in the United States for the past eleven years in a row (2011 – 2021). The market is highly fragmented and characterized by high barriers to entry given the complex nature of the work, established relationships, and high customer switching costs. While there are numerous competitors in the markets in which we operate, few maintain the product breadth, manufacturing capabilities, scale or engineering expertise that we do. Our depth of capabilities allows us to offer our customers:

•	low volume production capability;
•	customized and sophisticated solutions;
•	unique engineering and manufacturing capabilities throughout the product lifecycle;
•	critical scale to service large national and regional customers as well as local customers; and
•	the ability to act as a single point of contact and offer seamless customer service.

End Market and Customer Diversification. Our value-added manufacturing focus enables us to remain diversified across a variety of customer end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, and military, among others. These end markets are representative of our globally recognized customers, which are comprised of large OEM manufacturers. In 2021, our top customer and top ten customers accounted for 16.6% and 79.6% of net sales, respectively, which collectively represents hundreds of platforms that we serve across a variety of end markets and customer operating segments. Our access to a multitude of end markets allows us to strategically shift focus to sell into current opportunities as end market demand evolves. In addition to customer and end market diversification, our customers themselves are also diversified across multiple end markets. For example, John Deere is one of our leading customers with 2021 net sales accounting for 16.6% of our total net sales, to whom we provide over 5,000 SKUs across over 60 individual John Deere platforms including the agriculture, forestry, turf care, power systems and construction & access equipment end markets. Our increasingly stable performance is a direct result of our intentional business design of agility and adaptability to realign manufacturing capacities to serve diversified and ever-changing end markets.

End Market Diversification
(% of Net Sales)
100%
80%
60%
40%
20%
0%
2016
2017
2018
2019
2020
2021
16%
7%
11%
32%
15%
19%
13%
7%
13%
28%
18%
21%
13%
6%
13%
26%
16%
26%
11%
7%
8%
17%
22%
35%
11%
9%
9%
20%
18%
33%
10%
5%
11%
20%
20%
34%
Heavy-and Meduim-Duty Commercial Vehicles
Construction & Access Equipment
Powersports
Agriculture
Military
Other

Breadth of Capabilities Appealing to a Variety of Applications. We have many manufacturing capabilities that together represent the building blocks for the complex solutions we provide to our customers. We maintain a full spectrum of capabilities across our 20 production facilities, of which 19 are in operation, to address a wide set of customer needs, including upfront product development advice and prototyping, unique manufacturing processes and capabilities across a variety of products and back-end finishing, assembly and aftermarket components representing a unique end-to-end offering. Our range of capabilities combined with our breadth of components, including fabrications, tubes, tanks, and performance structures, expands the applicable uses and end markets in which we may offer our components. Throughout our history, our capabilities have allowed us to generate growth by expanding into new verticals and by further penetrating existing verticals through cross-selling to increase wallet share, a strategy that has driven sticky relationships with our customers. Further, our unique combination of manufacturing processes allows us to opportunistically target sophisticated, higher margin business. The diversity of our offering has provided our Company with financial stability through various end market and economic cycles.

Technology-Enabled Infrastructure. We continue to invest in a technology-enabled asset base that provides significant flexible and re-deployable capacity to support our planned growth, increases profitability, efficiency, quality and employee safety, reduces spend on energy and drives a long-term cost advantage over our competitors. We have leveraged our purchasing power to make significant investments in operational infrastructure throughout our history, in items such as flexible and re-deployable automation and capacity improvements to improve throughput, quality and consistency. For example, we were one of the first in our industry to adopt fiber lasers and have continued to invest in this capability. We have implemented 10,000- and 12,000-watt fiber lasers with an automation tower, which are on average three times faster, provide a cleaner, more precise cut and use one-third of the power compared to traditional CO2 lasers, with a payback period of less than two years. Additionally, the implementation of robotic brakes has improved quality through a continued shift towards precision automation. By reducing setup procedures, manual employee lifting requirements and downtime while offering additional capacity, the implementation of robotic brakes has resulted in a payback period of approximately two years. These two examples of investments in technology-enabled infrastructure allow us to reallocate our workforce, as employees can be retrained and redeployed into more technically skilled positions. In today’s ever-changing labor market, the ability to redeploy labor to increase flexibility and capacity for our customers is of utmost importance and interest as part of our strategy. Our investments in continuous improvement and automation have driven operational efficiencies and improved metric tracking allowing our management team to more effectively run the business and improve the value we provide to our customers. We have, from time-to-time, made strategic, customer-driven investments that directly support new product and market expansion which result in further competitive advantages and higher switching costs for our customers.

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

Pursue Opportunistic Acquisitions. Our management team maintains a proven track record of successfully executing and integrating strategic acquisitions. We have completed two significant acquisitions since 2012 (Center Mfg. Co. in 2012 and Defiance Metal Products (DMP) in December 2018) and four other complementary acquisitions since 2004, which have contributed new capabilities, product offerings, end markets served, and technologies to our legacy business, along with significant synergy opportunities that have enhanced our financial position. Our strategy is to continue to identify, and opportunistically execute on, accretive acquisitions that will allow our Company to achieve further growth. We believe that our reputation, scale and track record of performance makes us a “consolidator of choice” among industry participants, which has led to an ample pipeline of actionable acquisition opportunities. Our investment criteria for acquisitions are U.S.-based companies with long-standing customer bases comprised of leading OEMs, and specialized manufacturing capabilities that allows us to enhance our existing expertise or expand into new types of capabilities, among other criteria. It is our view that continued execution of our acquisition strategy provides significant opportunity to generate shareholder value through further consolidation of our fragmented industry. The market environment, comprised mainly of small local and regional players, provides ample add-on acquisition opportunities to bolster our one-stop shop approach to broadly serving our customers. Beyond our existing served markets, we see potential acquisition opportunities within the rail, aerospace, medical, fitness, energy, heavy fabrication and food & beverage end markets, among others.

Continue Process-Driven Improvement Initiatives. Our process-driven improvement initiatives have resulted in significant savings throughout our history, leading to improved financial results and positive customer outcomes. Our strategy will continue to include a keen focus on continuous improvements in order to maintain a differentiated and defendable market-leading position, as well as ongoing costs and operating improvements including investments in technology and automation, plant consolidations, and acquisition integration synergies, which are expected to drive immediate and long-term productivity and margin improvements through permanent headcount reductions. Examples of recent process driven improvement plans include:

•	successful integration of new 10,000- and 12,000-watt fiber lasers, robotic brake presses, and automated material handling equipment in Mayville, WI and Defiance, OH;
•	consolidation of shifts through better utilization of automation on paint lines, new laser and robotic brake press technology, automated machining centers and optimization of companywide assets;
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

Maintain Alignment with Employee Base and Employee-Driven Results. Our rich history of employee ownership and P.R.I.D.E has cultivated a strategic management-employee alignment and results-driven organization with each employee contributing to a common goal. Our employees maintain a significant ownership stake since our IPO, which we believe benefits the entire organization as our strategic alignment remains in place and continues to generate employee-driven results. As we continue to invest in our business and increasingly implement a more technology-enabled infrastructure, we will strive to redeploy our employees in other, higher-skilled areas of our business and invest in training where needed. Our employees are the foundation of our company; with experience across a diverse range of markets and capabilities, they drive innovation, believe in our process and the outcomes of their work and our success. Our investment in new technology attracts technically savvy employees to replace retiring traditionally skilled employees. We and our employees are also highly involved in, and actively support, the communities in which our facilities are located; our 2,200 employees take P.R.I.D.E. in creating value and support for both our customers and communities every day.

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
•

Laser Cutting — Our programmable fiber and CO2 laser cutting capabilities eliminate expensive hard tooling. Our equipment can cut metal up to 1 inch thick while maintaining tolerances to .002 inches at speeds up to 4,000 per minute. Our tube lasers are state of the art cutting machines that offer exceptional tolerances and through-put.

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

•

Welding — We have earned our reputation as one of the premier manufacturers of weldments. Our welding departments offer manual and robotic wire welding, including GMAW (Gas Metal Arc Welding and also known as MIG, or Metal Inert Gas), GTAW (Gas Tungsten Arc Welding) and also known as TIG (Tungsten Inert Gas), Heliarc, Fluxcore, Metalcore, Aluminum, Plasma Weld, Brazing and Pulse Heliarc.

•

Coatings, Assembly and Logistics — We provide premier full-service coating, assembly and logistics solutions for blue chip OEMs. Our coating capabilities offer a full-range of high technology industrial coating capabilities, including: E-Coat, military certified CARC, commercial and industrial powder and liquid coatings. Our coating systems utilize direct-to-metal and pre-treatments including acid pickle, zinc phosphate and in-line Alodine for the conversion of aluminum.

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

We maintain an advanced machinery portfolio in our facilities that allow us to leverage our employee workforce with state-of-the-art capabilities and functionality. We strive to maintain our assets or upgrade capabilities where deterioration has driven obsolescence or better technology is available, reducing our carbon footprint. Most recently, we have invested in multiple fiber laser systems and robotic brake presses with automation aimed at reducing labor content and optimizing floor space which allows us to generate more revenue with the same workforce and footprint. We have also recently invested in a machining center with palletizers, leading edge tube lasers with automatic loaders, robotic brake presses, robotic weld cells and a direct-to-metal paint line.

Our Markets

Our primary end markets include (but are not limited to) the heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, and military markets. While our individual end markets may be exposed to cyclical variations, the diversified nature of our end markets affords us the ability to shift production with demand as certain end markets trend lower and others trend higher. In our experience, our diversification has muted the impact of downturns on our business that we have faced in the past. For example, we experienced net sales growth during the 2008 and 2009 recessions due to strong orders, particularly from our customers focused on the military end market. Moreover, as our heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, and agriculture customers’ revenues fluctuated from 2013 to 2017, with median peak-to-trough sales decline of 23%, our peak-to-trough sales declines were less than that of those respective markets at only 10%. We were able to accomplish this by reallocating our resources to serve our heavy- and medium-duty commercial vehicles and powersports customers, leading to strong double-digit growth in those end markets.

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

Our Customers

We are a critical and deeply embedded supply partner with strong strategic alignment and relationships with our customers. We have developed long-standing business relationships with our OEM customers, many of which span decades. Further, we are diversified by customers and end markets with net sales attributed to our top 20 customers accounting for $406 million of 2021 net sales, and no single end market accounting for more than 34% of net sales. For the year ended December 31, 2021, John Deere, PACCAR Inc., AB Volvo and Honda accounted for 16.6%, 14.1%, 10.8% and 10.0% of net sales, respectively. We have not historically experienced customer attrition given high customer switching costs resulting from our embedded relationships driven by our broad capabilities and scale.

Raw Materials and Manufactured Components

Our purchases primarily include steel and aluminum. We maintain a broad and diverse base of over 1,000 suppliers. Our established relationships provide efficient and flexible access to resources and redundancy to ensure support of our customers. We have no history of material supply issues or outages. In 2021, no single supplier represented more than 16% of our total purchases and 98% of the raw materials we purchased were sourced from domestic suppliers. Our suppliers are strategically located in order to maximize efficiencies and minimize shipping costs, although switching costs are minimal and we maintain a multitude of alternative suppliers that we could transfer orders to, if needed. We have structured our customer contracts to pass through commodity price changes, which has allowed us to remain mostly unaffected by the recent raw material price volatility and tariffs. As we continue to grow, we intend to leverage our size and scale to further reduce material costs.

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

Our Human Capital Management

As of December 31, 2021, we had approximately 2,200 full-time employees, approximately 1,725 of whom are production employees, none of which are unionized.

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

We believe we maintain strong relationships with our employees and believe they are aligned with our employee-owned mindset through our ESOP and annual discretionary profit-sharing programs. We offer our employees competitive compensation and comprehensive benefit packages, annually benchmarking them against comparable industries in the same geographic vicinity to where our facilities are located. Further enhancing our benefit offerings, we provide an on-site healthcare team at certain facilities to treat work and non-work related injuries and assist employees with general wellness and overall well-being.

The safety, health and well-being of our employees is one of the Company’s top priorities. Our “Work MEC Safe” program creates a strong safety culture based on five key elements: Inspire, Lead, Analyze, Educate and Recognize. These elements lay the foundation for establishing an employee voice in daily operations, ensuring safety ownership from those in leadership roles, identifying workplace hazards through routine inspections, audits and observations, training employees to identify and mitigate risks and prevent injuries, and developing avenues to continue enhancing the importance of safety in the workplace.

In response to the COVID-19 pandemic, the Company has taken steps at all locations across the U.S to limit the risk of exposure. These actions include continuous communication emphasizing personal hygiene best practices, providing hand sanitizer and masks for all employees, implementing additional cleansing and sanitizing processes in all our workstations and common areas, and providing on-site testing at certain facilities. Additionally, our employees are able to socially distance naturally to some extent as a result of being separated by their respective work cells.

Environmental Matters

We are subject to numerous federal, state and local laws and regulations relating to manufacturing, handling and disposal of materials into the environment. We believe that our environmental control procedures are adequate.

Information About Our Executive Officers

The following table sets forth certain information as of February 1, 2022, regarding our executive officers:

Name	Age	Position
Robert D. Kamphuis	63	Chairman, President and Chief Executive Officer
Todd M. Butz	50	Chief Financial Officer
Ryan F. Raber	39	Executive Vice President―Strategy, Sales & Marketing
Rand P. Stille	51	Chief Operating Officer

Robert D. Kamphuis joined our company as President and Chief Executive Officer in 2005 and has served as the Chairman, President and Chief Executive Officer since January 2007. Mr. Kamphuis also serves as a board member and past Chairman of Wisconsin Manufacturers & Commerce, a board member of Brakebush Brothers, Inc. and Subzero Group Inc., a member of the John Deere Direct Material Supplier Council, and a past member of the Harley Davidson Supplier Advisory Council. Prior to joining our company, Mr. Kamphuis held various roles with Giddings & Lewis, Inc. including as President and Chief Executive Officer of Gilman Engineering and Manufacturing Co., LLC, a designer and manufacturer of automated assembly systems, and began his career with Ernst & Young. Mr. Kamphuis is a graduate of the Executive International Leadership Program at Stanford University and earned a Bachelor of Business Administration & Accounting from the University of Wisconsin-Whitewater. He is also a licensed certified public accountant.

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

Rand P. Stille joined our company in April 2019 and has served as our Chief Operating Officer since March 2020. Prior to serving in his current position, Mr. Stille served as our Executive Vice President – DMP & Performance Structures Operations and Vice President – Performance Structures Operations. Prior to joining our company, Mr. Stille held various roles with Universal Logistics Holdings, Inc. including Senior Vice President of Operations, Vice President & Executive Director of Westport Axle and Vice President of Mexican Operations. Mr. Stille earned a Master of Science in Supply Chain Management from the University of Michigan State and a Bachelor of Arts, Economics and Management degree from Depauw University.

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

The COVID-19 pandemic resulted in national, state and local government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions, and limitations or shutdowns of business operations. These measures, some of which are continuing or being re-implemented in light of new variants of the virus, have impacted and may further impact our workforce and operations, including disruptions at some of our manufacturing operations and facilities, as well as the operations of our customers, and those of our suppliers. There is still uncertainty regarding the full impact and duration of such measures and potential future measures, and restrictions on our access to our facilities or on our support operations or workforce, or similar limitations for our suppliers.

The COVID-19 pandemic has resulted in supply chain issues at our original equipment manufacturer customers (such as microchip shortages and port issues). This, in turn, has weakened demand for our components, products and services, which has resulted in a decline in sales activities and customer orders, and it remains uncertain what impact this weakened demand will have on future sales activities and customer orders once conditions continue to further improve. The pandemic has also resulted in inflationary pressures on wages, benefits, components and manufacturing supplies.

The COVID-19 pandemic has had, and will continue to have, a negative impact on our business, financial condition, cash flows, results of operations, supply chain, and raw material availability, although the full extent is still uncertain. As the pandemic continues to evolve and new variants continue to emerge, the extent of the impact on our business, financial condition, cash flows, results of operations and supply chain will depend on future developments, including, but not limited to, the continued duration of the pandemic, government actions to contain the virus and/or treat its impact, restrictions on travel, the duration, timing and severity of the impact on customer spending, and how quickly and to what extent normal economic and operating conditions can resume, all of which are still uncertain and cannot be predicted.

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

•

economic conditions in the markets in which our customers operate, in particular, the United States, including inflationary pressures and the other negative impacts on economic conditions as a result of COVID-19 (including the uncertain future impacts of the continuing pandemic), as well as recessionary periods such as a global economic downturn;

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

Further, in order to secure sufficient production scale, we may make capital investments in advance of anticipated customer demand (including, in some instances, new customer demand). Such investments may lead to low utilization levels if demand forecasts change and we are unable to utilize the additional capacity. Because fixed costs make up a large proportion of our total production costs, a reduction in customer demand can have a significant adverse impact on our gross profits and operating results. Additionally, we order materials and components based on customer forecasts and orders and suppliers may require us to purchase materials and components in minimum quantities that exceed customer requirements, which may have an adverse impact on our gross profits and operating results. In the past, anticipated orders from some of our customers and anticipated new customers have failed to materialize and/or delivery schedules have been deferred as a result of changes in our customers’ business needs.

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

The realization of future net sales from awarded business is inherently subject to a number of important risks and uncertainties, including a lack of long-term commitments and production schedules with customers and anticipated new customers. Accordingly, we cannot assure you that we will realize any or all of the future net sales represented by our awarded business. Any failure to realize these net sales could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition to not having a commitment from our customers and anticipated new customers regarding the minimum number of components they must purchase from us if we obtain awarded business, typically the terms and conditions of the agreements with our customers provide that they have the contractual right to unilaterally terminate our contracts with them with no notice or limited notice. In many cases, we must commit substantial resources in preparation for production under awarded customer business well in advance of the customer’s production start date. If such contracts are terminated by our customers, our ability to obtain compensation from our customers for such termination is generally limited to the direct out-of-pocket costs that we incurred for raw materials and work-in-progress. Although we have been successful in recovering these costs under appropriate circumstances in the past, we cannot assure you that our results of operations will not be materially adversely impacted in the future if we are unable to recover these types of pre-production costs related to our customers’ cancellation of awarded business.

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

We depend on a limited number of major manufacturers for a majority of our net sales. For example, our largest customers in 2021, including John Deere, PACCAR Inc., AB Volvo and Honda accounted for 16.6%, 14.1%, 10.8% and 10.0% of our net sales, respectively. Our financial performance depends in large part on our ability to continue to arrange for the purchase of our processes and solutions with these customers, and we expect these customers to continue to make up a large portion of our net sales in the foreseeable future. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our business, financial condition, results of operations and cash flows by reducing cash flows and by limiting our ability to spread our fixed costs over a larger net sales base. We may make fewer sales to these customers for a variety of reasons, including, but not limited to:

•	loss of business relationship;
•	reduced or delayed customer requirements;
•	the insourcing of business that has been traditionally outsourced to us;
•	strikes or other work stoppages affecting production by our customers; or
•	reduced demand for our customers’ products, including as a result of the continuing COVID-19 pandemic.

Entering new markets, either organically or via acquisition, poses new competitive threats and commercial risks.

As we expand into new markets, either organically or via acquisition, we expect to diversify our net sales by leveraging our development, engineering and manufacturing capabilities in order to source necessary parts and components for other industries. Such diversification requires investments and resources that may not be available as needed. Furthermore, even if we sign contracts in new markets, we cannot guarantee that we will be successful in leveraging our capabilities into these new markets and thus in meeting the needs of these new customers and competing favorably in these new markets. If these new customers experience reduced demand for their products or financial difficulties, our future prospects will be negatively affected as well.

We depend on our key executive officers, managers, and trade-skilled personnel and may have difficulty retaining and recruiting qualified employees. Moreover, we operate in competitive labor markets, which may also impact our ability to hire and retain employees at our facilities.

Our success depends to a large extent upon the continued services of our executive officers, senior management, managers and trade-skilled personnel and our ability to recruit and retain skilled personnel to maintain and expand our operations. We could be affected by the loss of any of our executive officers who are responsible for formulating and implementing our business plan and strategy, and who have been instrumental in our growth and development. In addition, we need to recruit and retain additional management personnel and other skilled employees at our facilities. However, competition for our trade-skilled labor is high, particularly in some of the geographic locations where our facilities are located, and especially in light of the labor pressures resulting from the COVID-19 pandemic. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract, effectively train and retain these employees. Any failure to do so could impair our ability to conduct design, engineering and manufacturing activities, efficiently perform our contractual obligations, develop marketable components, timely meet our customers’ needs and ultimately win new business, all of which could adversely affect our business, financial condition and results of operations. If we are not able to do so, our business and our ability to continue to grow could be negatively affected. In addition, salaries and related costs are a significant portion of the cost of providing our solutions and, accordingly, our ability to efficiently utilize our workforce impacts our profitability.

Availability of, and volatility in the prices of, raw materials and energy prices and our ability to pass along increased costs to our customers could adversely affect our results of operations.

The prices and availability of raw materials critical to our business and performance are based on global supply and demand conditions. Certain raw materials used by us are only available from a limited number of suppliers, and it may be difficult to find alternative suppliers at the same or similar costs. While we strive to pass through the price of raw materials to our customers, we may not be able to do so in the future, and volatility in the prices of raw materials (including as a result of the inflationary pressures and the other negative impacts of the continuing COVID-19 pandemic) may affect customer demand for certain components. In addition, we, along with our suppliers and customers, rely on various energy sources for a number of activities connected with our business, such as the transportation of raw materials and finished parts. The availability and pricing of these resources are subject to market forces that are beyond our control. Furthermore, we are vulnerable to any reliability issues experienced by our suppliers, which also are beyond our control. Our suppliers contract separately for the purchase of such resources, and our sources of supply could be interrupted should our suppliers not be able to obtain these materials due to higher demand or other factors that interrupt their availability (such as the impacts of the continuing COVID-19 pandemic). Energy and utility prices, including electricity and water prices, and in particular prices for petroleum-based energy sources, are volatile. Increased supplier and customer operating costs arising from volatility in the prices of energy sources, such as increased energy and utility costs and transportation costs, could be passed through to us and we may not be able to increase our product prices sufficiently or at all to offset such increased costs. The impact of any volatility in the prices of energy or the raw materials on which we rely, including the reduction in demand for certain components caused by such price volatility, could result in a loss of net sales and profitability and adversely affect our results of operations.

Our manufacturing operations are dependent upon third-party suppliers, making us vulnerable to supply shortages.

We obtain raw materials, parts and certain components from third-party suppliers. Any delay in receiving supplies (including as a result of the continuing COVID-19 pandemic) could impair our ability to timely deliver components to our customers and, accordingly, could have an adverse effect on our business, financial condition, results of operations and cash flows. The volatility in the financial markets and uncertainty in the sectors our suppliers service (including as a result of the continuing COVID-19 pandemic) could result in exposure related to the financial viability of certain of our suppliers. Suppliers may also exit certain business lines, causing us to find other suppliers for materials or components and potentially delaying our ability to deliver components to customers, or our suppliers may change the terms on which they are willing to provide parts or materials to us, any of which could adversely affect our financial condition and results of operations. In addition, many of our suppliers have unionized workforces that could be subject to work stoppages as a result of labor relations issues. Some of our suppliers supply components and materials that cannot be quickly or inexpensively re-sourced to another supplier due to long lead times and contractual commitments that might be required by another supplier in order to provide the components or materials.

Increases in the cost of employee benefits could impact our financial results and cash flows.

Our expenses relating to employee health benefits are significant. Unfavorable changes in the cost of and the unpredictability of claims under such benefits, including the current inflationary pressures on benefits (and wages) as a result of the COVID-19 pandemic, could impact our financial results and cash flows. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system. Pursuant to the Affordable Care Act, employees may be ineligible for certain healthcare subsidies if such employee is eligible and offered qualifying and affordable healthcare coverage under an employer’s plan. Due to the breadth and complexity of the healthcare reform legislation, the lack of implementing regulations and interpretive guidance and the uncertainty surrounding further reform proposals, we are not able to fully determine the impact that healthcare reform will have in the future on company sponsored medical plans.

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

Additionally, our customers’ businesses may be negatively impacted by import tariffs, taxes, customs duties and/or other trade regulations imposed by the U.S. government on foreign countries or by foreign countries on the United States, which could, in turn, reduce our customers’ demand for the components that we manufacture for them. Any reduction in customer demand for our components as a result of such tariffs, taxes, customs duties and/or other trade regulations, or as a result of the impact of infectious diseases such as COVID-19, could have a material adverse impact on our financial position, results of operations, cash flows and liquidity.

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

We are subject to, and may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. The results of litigation and other legal proceedings are inherently uncertain and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us, or in other adverse consequences to our financial condition and results of operations. Additionally, our insurance policies may not protect us against potential liability due to various exclusions in the policies and self-insured retention amounts. Partially or completely uninsured claims, if successful and of significant magnitude, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future.

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

On September 26, 2019, and as last amended as of March 31, 2021, we entered into an amended and restated credit agreement (Credit Agreement) with certain lenders and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement provides for (i) a $200.0 million revolving credit facility (the Revolving Loan), with a letter of credit sub-facility in an aggregate amount not to exceed $5.0 million, and a swingline facility in an aggregate amount of $20.0 million. The Credit Agreement also provides for an additional $100.0 million of capacity through an accordion feature.

Our Credit Agreement contains a number of covenants that limit our ability and the ability of our subsidiaries to:

•	create, incur or assume indebtedness (other than certain permitted indebtedness);
•	create or incur liens (other than certain permitted liens);
•	make investments (other than certain permitted investments);
•	merge or consolidate with another entity;
•	make asset dispositions (other than certain permitted dispositions);
•	declare or pay any dividend or any other distribution to shareholders;
•	enter into transactions with affiliates;
•	make certain organizational changes, including changing our fiscal year end or amending our organizational documents;
•	enter into any agreement further restricting our ability to create or assume any lien;
•	sell notes receivable or accounts receivable except under certain circumstances;
•	enter into sale leaseback transactions;
•	incur capital expenditures in excess of $35,000,000 in any fiscal year (or in excess of $70,000,000 in 2021);
•	permit any person or group other than the ESOP or other employee benefit plan of ours (like our 401(k) plan) to own or control more than 35% of our equity interests; or
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

At December 31, 2021, we had $67.6 million outstanding under the Revolving Loan. In addition, we may be able to incur significant additional indebtedness in the future, and we may do so, among other reasons, to fund acquisitions as part of our growth strategy. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness in compliance with these restrictions.

Risks Related to Ownership of Our Common Stock

Your ability to influence corporate matters may be limited because the ESOP and our 401(k) plan own a substantial amount of our stock and continue to have significant influence over us, which may limit your ability to influence the outcome of important transactions, including a change in control.

As of December 31, 2021, our employees and certain former employees, through their interests in the ESOP and the Mayville Engineering Company, Inc. 401(k) Plan (the 401(k) Plan), beneficially owned approximately 48% of the outstanding shares of our common stock. Each participant in the ESOP and the 401(k) Plan is entitled to direct the vote of the shares allocated to his or her accounts, in his or her sole discretion. As a result, our employees and former employees, if acting together, will be able to influence or control matters requiring approval by our shareholders, including the election of directors, influence over our management and policies and the approval of mergers, acquisitions or other extraordinary transactions. As employees and former employees, the ESOP and 401(k) Plan participants’ interests may be contrary to other investors. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our non-ESOP and non-401(k) Plan shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

The Trustees of the ESOP and the 401(k) Plan may have the power to vote a large block of shares on matters presented to shareholders for approval.

ESOP and 401(k) Plan participants have the right to direct the vote of the shares allocated to his or her ESOP and 401(k) Plan accounts. However, if a participant does not timely direct the voting of his or her shares, then (1) GreatBanc Trust Company (the ESOP Trustee) will vote such shares in its independent fiduciary discretion and (2) Principal Trust Company (the 401(k) Plan Trustee) will vote such shares as directed by the 401(k) Plan sponsor, which is the Company. Additionally, the ESOP Trustee and the 401(k) Plan Trustee have fiduciary duties under ERISA which may cause the ESOP Trustee or the 401(k) Plan Trustee to override participants’ voting discretions. Consequently, there may be circumstances in which the ESOP Trustee and the 401(k) Plan Trustee have the ability to vote a significant block of shares on matters presented to shareholders for approval. The ESOP and the 401(k) Plan, which as retirement plans have the purpose of providing retirement benefits to current and former employees of the Company and their beneficiaries, may have interests that are different from other investors and may vote in a way with which other shareholders disagree and which may be adverse to other shareholders interests.

The market price of our common stock may be volatile, and you could lose all or part of your investment.

Since our initial public offering in May 2019, the market price of our common stock has been volatile and has been and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause investors to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following: sales of substantial amounts of our securities by our directors, executive officers or significant shareholders (including our current and former employees via the ESOP and the 401(k) Plan) or the perception that such sales could occur; general economic and political conditions such as the continuing COVID-19 pandemic, inflation, interest rates, tariffs, fuel prices, international currency fluctuations, recessions and acts of war or terrorism; price and volume fluctuations in the overall stock market from time to time; relatively small percentage of our common stock available publicly; actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us; changes in the market’s expectations about our operating results; changes in our orders in a given period; success of competitors; our operating results failing to meet the expectation of securities analysts or investors in a particular period; changes in financial estimates and recommendations by securities analysts concerning us or the markets in general; operating and stock price performance of other companies that investors deem comparable to us; our ability to manufacture new and enhanced components for the products of our customers on a timely basis; changes in laws and regulations affecting our business; commencement of, or involvement in, litigation involving us; changes in our capital structure, such as future issuances of securities or the incurrence of additional debt; the volume of securities available for public sale; any major change in our board of directors or management; and changes in our investor base.

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

Risks Related to Being a Relatively New Public Company

If we fail to maintain an effective system of internal controls in the future, or if we experience any additional material weaknesses in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As a public company, we are required to maintain effective disclosure controls and procedures and internal controls over financial reporting, as well as document and assess the effectiveness of our system of internal controls over financial reporting to satisfy the requirements of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act).

While preparing for the IPO in 2019 and as of December 31, 2019, we identified material weaknesses in the design and operation of our internal control over financial reporting that were remediated as of December 31, 2020. In 2019 and 2020, we took numerous steps to enhance our internal control environment and remediate the prior material weaknesses. Despite these actions, we may identify additional material weaknesses in our internal control over financial reporting in the future.

If we identify future material weaknesses in our internal control over financial reporting or if we are unable to comply with the demands that are placed upon us as a public company, including the current and future requirements of Section 404 of the Sarbanes-Oxley Act (which currently requires annual management assessments of the effectiveness of our internal control over financial reporting and, in the future, will also require a report by our independent auditors addressing these assessments), in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. In addition, if we are unable to assert that our internal control over financial reporting is effective in future years, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company” as defined by the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that have not made this election.

In addition, as an emerging growth company under the JOBS Act we are only subject to one portion of Section 404 of the Sarbanes-Oxley Act at this time—management reporting on the assessment of internal control over financial reporting (we are not currently required to have our independent auditors issue a report addressing these assessments). Assuming we have not ceased to qualify as an “emerging growth company” earlier, we will be required to comply with both the management and the auditor assessment of internal control over financial reporting requirements of Section 404 at the time we file our annual report for 2024.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We maintain 20 strategically located U.S. facilities, of which 19 are in operation, comprising approximately 3.1 million square feet of manufacturing space. We are headquartered in Mayville, WI. We believe that our facilities are sufficient to meet our current and near-term manufacturing needs.

Facility	Description of Use	Approximate Square Feet	Ownership
1. Mayville, WI	Manufacturing / Corporate Headquarters	340,000	Owned
2. Hazel Park, MI	Manufacturing	445,000	Leased
3. Beaver Dam, WI	Manufacturing	303,000	Owned
4. Defiance, OH	Manufacturing	250,000	Owned
5. Defiance, OH	Manufacturing	192,000	Owned
6. Heber Springs, AR	Manufacturing	190,000	Owned
7. Bedford, PA	Manufacturing	181,000	Leased
8. Mayville, WI	Manufacturing	167,000	Owned
9. Beaver Dam, WI	Manufacturing	163,000	Owned
10. Wautoma, WI	Manufacturing	157,000	Owned
11. Atkins, VA	Manufacturing	150,000	Owned
12. Byron Center, MI	Manufacturing	138,000	Leased
13. Defiance, OH	Manufacturing	90,000	Leased
14. Greenville, MS	Manufacturing	76,000	Leased
15. Wayland, MI	Manufacturing	75,000	Leased
16. Neillsville, WI	Manufacturing	58,000	Owned
17. Vanderbilt, MI	Manufacturing	50,000	Owned
18. Neillsville, WI	Manufacturing	42,000	Owned
19. Vanderbilt, MI	Manufacturing	40,000	Owned
20. Piedmont, MI	Manufacturing	34,000	Leased
TOTAL		3,141,000

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price Information

Our common stock is traded on the New York Stock Exchange under the symbol MEC. As of February 1, 2022, there were five registered shareholders of record of our common stock and thousands of beneficial holders of our common stock, including all the participants in our ESOP and many participants in our 401(k) Plan.

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

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases we made of shares of our common stock during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2021	—	$—	—	$25,000,000
November 2021	—	$—	—	$25,000,000
December 2021	100,785	$14.88	100,785	$23,500,002
Total	100,785		100,785
(1)

On June 12, 2019, our Board of Directors authorized the purchase of up to $4.0 million of shares of our common stock to be used to meet our required 2019 safe harbor funding obligation under the ESOP. On October 28, 2019, our Board of Directors approved an increase of our prior share repurchase program from $4.0 million to $25.0 million shares of our common stock through 2021. On October 19, 2021, the Board of Directors approved a new share repurchase program of up to $25.0 million of shares of our common stock through 2023. The new share repurchase program replaced the prior program.

Stock Performance Graph

The following graph compares the total return on our common stock since the time of the Company’s IPO with similar returns on the Standard & Poor’s (S&P) SmallCap 600 Index and the Dow Jones Industrial Average Index. The graph assumes a $100 investment with the reinvestment of any dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN

$175
$150
$125
$100
$75
$50
$25
$0
5/9/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
Mayville Engineering Company, Inc.
S&P SmallCap 600
Dow Jones Industrial Average

	5/9/2019	6/30/2019	9/30/2019	12/31/2019	3/31/2020	6/30/2020	9/30/2020	12/31/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021
Mayville Engineering Company, Inc.	$ 100.00	$ 81.18	$ 77.59	$ 55.18	$ 36.06	$ 46.47	$ 54.06	$ 78.94	$ 84.59	$ 118.29	$ 110.59	$ 87.71
S&P SmallCap 600	$ 100.00	$ 99.05	$ 98.47	$ 106.11	$ 71.16	$ 86.44	$ 88.87	$ 116.26	$ 137.09	$ 142.85	$ 138.37	$ 145.65
Dow Jones Industrial Average	$ 100.00	$ 102.44	$ 103.66	$ 109.90	$ 84.40	$ 99.41	$ 106.99	$ 117.87	$ 127.01	$ 132.87	$ 130.33	$ 139.94

Securities Authorized For Issuance Under Equity Compensation Plans

See Part III, Item 12, of this Annual Report on Form 10-K for certain information regarding our equity compensation plans.

Item 6. Reserved.

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

Critical Accounting Policies and Estimates

Critical accounting policies are those policies that, in management’s view, are most important in the portrayal of our financial condition and results of operations. The notes to the consolidated financial statements include full disclosure of significant accounting policies. The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Those critical accounting policies and estimates that require the most significant judgment are discussed further below. See Note 1 – Nature of Business and summary of significant accounting policies, in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more specifics.

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

We determine the fair value of our reporting unit using an income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. The income approach is dependent on several key management assumptions, including estimates of future sales, gross margins, operating costs, interest expense, income tax rates, capital expenditures, changes in working capital requirements and the weighted average cost of capital or the discount rate. Discount rate assumptions include an assessment of the risk inherent in the future cash flows of the reporting unit. Expected cash flows used under the income approach are developed in conjunction with our budgeting and forecasting process.

We test our goodwill for impairment on an annual basis, and more frequently if events or changes in circumstances indicate that it might be impaired. Due to the economic conditions during the second quarter of 2020 as a result of the COVID-19 pandemic, we determined that an impairment triggering event occurred, which required an interim quantitative impairment assessment of goodwill. Based on our interim quantitative assessments, the fair value of our reporting unit exceeded our related carrying value by more than 50%, thus no impairment of goodwill was indicated. For the years ended December 31, 2021 and 2020, there were no events or changes in circumstances that would indicate a material impairment of our goodwill.

Changes to management assumptions and estimates utilized in the income approach could negatively impact the fair value conclusions for our reporting unit resulting in goodwill impairment. All key assumptions and valuations are determined by and are the responsibility of management. The factors used in the impairment analysis are inherently subject to uncertainty. We believe that the estimates and assumptions are reasonable to determine the fair value of our reporting unit, however, if actual results are not consistent with these estimates and assumptions, goodwill and other intangible assets may be overstated which could trigger an impairment charge.

For impairment testing of long-lived assets, we identify asset groups at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flow expected to be generated by the assets. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset group. For the year ended December 31, 2020, there were no events or changes in circumstances that indicated a material impairment of our long-lived assets. For the year ended December 31, 2021, the Company recorded an impairment of its long-lived assets in the amount of $16,151. Please refer to Note 24 – Subsequent Event in the Notes to Consolidated Financial Statements for further discussion of the facts and circumstances that led to this impairment.

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

Revenue recognition

The Company adopted Accounting Standards Codification 606 January 1, 2019, where the Company recognizes revenue for the transfer of goods or services to a customer in an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company enters into supply agreements and purchase orders that include both free on board (FOB) origin and FOB destination shipping terms. Depending on the terms of the agreement, the customer takes ownership at shipment or at delivery, and this is when control transfers. Sales are supported by documentation such as supply agreements and purchase orders, which specify certain terms and conditions including product specifications, quantities, fixed prices, delivery dates and payments terms. Revenue related to services is recognized in the period in which the services are performed, thus the Company recognizes revenue at a point in time.

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

ESOP

Under the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (the ESOP), the Company can make annual contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company upon the approval of the Board of Directors’. Prior to December 31, 2019, the annual contribution was discretionary except that it must have been at least 3% of the compensation for all safe harbor participants for the plan year. Beginning on January 1, 2020, all contributions are discretionary. The stock in the ESOP is held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested. For the twelve months ended December 31, 2021, 2020, and 2019, the Company’s ESOP expense amounted to $0, $0, $5,453, respectively. The Company elected to make annual discretionary contributions to the Mayville Engineering

Company, Inc. 401(k) Plan in 2020 and 2021, providing participants the opportunity to diversify their shares of common stock of the Company if they choose to.

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

While preparing for the IPO in 2019 and as of December 31, 2019, we identified material weaknesses in the design and operation of our internal control over financial reporting that were remediated as of December 31, 2020. In 2019 and 2020, we took numerous steps to enhance our internal control environment and remediate the prior material weaknesses. Despite these actions, we may identify additional material weaknesses in our internal control over financial reporting in the future.

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

COVID-19 Impact

The COVID-19 pandemic has had and will continue to have a negative impact on our business, financial condition, cash flows, results of operations, supply chain, and raw material availability, although the full extent is still uncertain.

For the twelve months ended December 31, 2020, net sales reflected the significant disruption we encountered primarily due to COVID-19 pandemic with customer shutdowns, demand changes, and continued destocking, which were most apparent in the commercial vehicle, agriculture and construction & access equipment end markets served. Despite MEC and its customer base carrying the essential business designation, customer production facilities shut down for 5 – 6 weeks on average during the second quarter of 2020 due to the pandemic. As a direct result of the customer shutdowns, MEC temporarily halted production at some of its facilities during the second quarter. Customer manufacturing facilities gradually reopened toward the end of the second quarter, but MEC production volumes remained below pre-pandemic levels through the remainder of the year with all MEC facilities open. Despite the decline in volumes for the second, third and fourth quarters of 2020 due to the pandemic, all pre-existing customer relationships and manufacturing programs remained intact.

For the twelve months ended December 31, 2021, net sales reflected the supply chain issues encountered by original equipment manufacturers’ that led to lower production demand at times, which can be directly attributed to microchip shortages in the commercial vehicle market and port issues that impacted nearly all end markets served. Additionally, we experienced inflationary pressures on wages, benefits, materials, and manufacturing supplies due to a higher level of competition for employees and materials. We are unable to predict the future impact of the labor and supply chain shortages and inflation, and the resulting impact on our business, financial condition, cash flows, and results of operations.

The future financial effects of the continuing COVID-19 pandemic are unknown due to many factors. These factors include uncertainty related to the Delta and Omicron variants, uncertainty of the effectiveness of governmental actions to address the pandemic, including health, monetary and fiscal policies, the effect of elevated levels of sovereign and state debt, capital market disruptions, changes in demand and pricing, trade agreements, other geopolitical events, and the availability and volatility in the price of raw materials and other commodities. As a result, predicting the Company’s forecasted financial performance is difficult and subject to many assumptions.

The Company’s first priority has been to safeguard the health and well-being of its employees while fulfilling its obligations as an essential business serving its customer base. This proactive approach has kept employees safe and production facilities operational based on customer demand. Our goal is to continue to successfully manage through the effects of the COVID-19 pandemic and strengthen our position serving customers in the future.

How We Assess Performance

Net Sales. Net sales reflect sales of our components and products net of allowances for returns and discounts. Several factors affect our net sales in any given period, including general economic conditions, weather, timing of acquisitions and the production schedules of our customers. Net sales are recognized at the time of shipment to the customer.

Manufacturing Margins. Manufacturing margins represents net sales less cost of sales. Cost of sales consists of all direct and indirect costs used in the manufacturing process, including raw materials, labor, equipment costs, depreciation, lease expenses, subcontract costs and other directly related overhead costs. Our cost of sales is directly affected by the fluctuations in commodity prices, primarily sheet steel and aluminum, but these changes are largely mitigated by contractual agreements with our customers that allow us to pass through these price variations based upon certain market indexes.

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

Other Selling, General, and Administrative Expenses. Other selling, general and administrative expenses consist primarily of salaries and personnel costs for our sales and marketing, finance, human resources, information systems, administration and certain other managerial employees and corporate level administrative expenses such as incentive compensation, audit, accounting, legal and other consulting and professional services, travel, and insurance.

Other Key Performance Indicators

EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin

EBITDA represents net loss before interest expense, benefit for income taxes, depreciation and amortization. EBITDA Margin represents EBITDA as a percentage of net sales for each period.

Adjusted EBITDA represents EBITDA before transaction fees incurred in connection with the DMP acquisition and the IPO, the loss on debt extinguishment relating to our December 2018 credit agreement, non-cash purchase accounting charges including costs recognized on the step-up of acquired inventory and contingent consideration fair value adjustments, one-time increases in deferred compensation and long term incentive plan expenses related to the IPO, stock-based compensation, restructuring expenses related to the closure of the Greenwood facility, and impairment charges on long-lived assets and inventory specifically purchased to meet obligations under the agreement with our fitness customer. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA and Adjusted EBITDA Margin as management uses these measures as key performance indicators, and we believe they are measures frequently used by securities analysts, investors and other parties to evaluate companies in our industry. These measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP.

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

The following table presents a reconciliation of net loss, the most directly comparable measure calculated in accordance with GAAP, to EBITDA and Adjusted EBITDA, and the calculation of EBITDA Margin and Adjusted EBITDA Margin for each of the periods presented.

	Twelve Months Ended December 31,
	2021	2020	2019
Net loss	$(7,451)	$(7,092)	$(4,753)
Interest expense	2,003	2,668	6,728
Benefit for income taxes	(1,943)	(2,074)	(4,088)
Depreciation and amortization	31,783	32,089	33,002
EBITDA	24,392	25,591	30,890
Loss on the extinguishment of debt	—	—	154
Costs recognized on step-up of acquired inventory	—	—	395
Contingent consideration revaluation	—	—	(6,054)
Deferred compensation expense specific to IPO	—	—	10,159
Long term incentive plan expense specific to IPO	—	—	9,921
Other IPO and DMP acquisition related expenses	—	—	5,744
IPO stock-based compensation expense	—	1,029	1,871
Stock based compensation expense	4,962	3,703	1,616
Greenwood restructuring charges	—	2,524	—
Impairment of inventory and loss on contracts	700	—	—
Impairment of long-lived assets and loss on contracts	16,151	—	—
Adjusted EBITDA	$46,205	$32,847	$54,696
Net sales	$454,826	$357,606	$519,704
EBITDA Margin	5.4%	7.2%	5.9%
Adjusted EBITDA Margin	10.2%	9.2%	10.5%

Consolidated Results of Operations

Twelve Months Ended December 31, 2021 Compared to Twelve Months Ended December 31, 2020

	Twelve Months Ended December 31,
	2021		2020		Increase (Decrease)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount Change	% Change
Net sales	$454,826	100.0%	$357,606	100.0%	$97,220	27.2%
Cost of sales	403,451	88.7%	326,105	91.2%	77,346	23.7%
Manufacturing margins	51,375	11.3%	31,501	8.8%	19,874	63.1%
Amortization of intangibles	10,706	2.4%	10,706	3.0%	—	0.0%
Profit sharing, bonuses and deferred compensation	11,500	2.5%	8,250	2.3%	3,250	39.4%
Other selling, general and administrative expenses	20,409	4.5%	19,043	5.3%	1,366	7.2%
Impairment of long-lived assets and loss on contracts	16,151	3.6%	—	0.0%	16,151	N/A
Loss from operations	(7,391)	-1.6%	(6,498)	-1.8%	893	13.7%
Interest expense	(2,003)	0.4%	(2,668)	0.7%	(665)	-24.9%
Benefit for income taxes	(1,943)	-0.4%	(2,074)	-0.6%	(131)	-6.3%
Net loss and comprehensive loss	$(7,451)	-1.6%	$(7,092)	-2.0%	$359	5.1%
EBITDA	$24,392	5.4%	$25,591	7.2%	$(1,199)	-4.7%
Adjusted EBITDA	$46,205	10.2%	$32,847	9.2%	$13,358	40.7%

Net Sales. Net sales were $454,826 for the twelve months ended December 31, 2021 as compared to $357,606 for the twelve months ended December 31, 2020. This change was primarily driven by the improvement in market conditions from the prior year period and commercial pricing increases implemented in the fourth quarter of 2021 to combat inflationary pressures, which were slightly offset by customer supply chain issues and the timing lag related to contractual raw material price pass-throughs to customers. The prior year period was impacted by customer facility shutdowns driven by the pandemic, along with lower market demand and related destocking activities, which were most apparent in the Commercial Vehicle, Agricultural and Construction & Access Equipment end markets served.

Manufacturing Margins. Manufacturing margins were $51,375 for the twelve months ended December 31, 2021 as compared to $31,501 for the twelve months ended December 31, 2020. The increase was driven by production volume increases and higher scrap income. Furthermore, the improved production volumes, the utilization of the Company’s investments in new technology and automation, and efficiencies following the closure of the Greenwood, SC facility in 2020 resulted in significant improvements in absorbed manufacturing overhead costs. This was partially offset by the timing of raw material pricing passed through to customers, inflationary pressures on wages, benefits, materials, and general manufacturing supply costs during 2021, and increased utility, freight, repair, and other costs related to the improved sales volumes. Additionally, the Company incurred approximately $2.9 million in launch costs and $700 of inventory write-offs related to the agreement with the new fitness customer during 2021. Further, the prior year period was negatively impacted by the following: market demand changes, customer shutdowns related to the COVID-19 pandemic, approximately $775 of inventory obsolescence, and health care charges specific to the estimated potential impacts of the pandemic, and $2,524 of restructuring costs related to the Greenwood facility closure.

Manufacturing margin percentages were 11.3% for the twelve months ended December 31, 2021 as compared to 8.8% for the twelve months ended December 31, 2020, an increase of 2.5%, which can be attributed to the items discussed above.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit sharing, bonuses and deferred compensation expenses were $11,500 for the twelve months ended December 31, 2021 as compared to $8,250 for the twelve months ended December 31, 2020. The increase is primarily driven by the return of normalized discretionary 401(k) and bonus accruals as business activity and sales volumes improved.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $20,409 for the twelve months ended December 31, 2021 as compared to $19,043 for the twelve months ended December 31, 2020. The increase was mainly driven by higher salary and payroll expenses which were unusually low in the prior year period due to the pandemic.

Impairment of Long-Lived Assets and Loss on Contracts. On February 18, 2022, the new customer in the fitness market informed the Company that it does not forecast any demand for any products or parts that are the subject of the agreement between the Company and the customer for the remainder of the agreement’s term, which ends March 2026. Given the circumstances, GAAP required the Company to assess whether the assets were impaired. As a result of this assessment, the Company recorded an impairment on the assets specifically purchased to meet obligations under the agreement with the fitness customer. As a result, the Company recorded an impairment of long-lived assets and loss on contracts of $16,151 in the fourth quarter of 2021.

Interest Expense. Interest expense was $2,003 for the twelve months ended December 31, 2021 as compared to $2,668 for the twelve months ended December 31, 2020. On average, the Company carried a lower debt balance throughout the current year coupled with lower interest rates in 2021.

Benefit for Income Taxes. Income tax benefit was $1,943 for the twelve months ended December 31, 2021 as compared to income tax benefit of $2,074 for the twelve months ended December 31, 2020. Please reference Note 9 – Income Taxes in the Condensed Consolidated Financial Statements for further details.

Due to the factors described in the preceding paragraphs, net loss, comprehensive loss, EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin increased during 2021.

Twelve Months Ended December 31, 2020 Compared to Twelve Months Ended December 31, 2019

	Twelve Months Ended December 31,
	2020		2019		Increase (Decrease)
	Amount	% of Net Sales	Amount	% of Net Sales	Amount Change	% Change
Net sales	$357,606	100.0%	$519,704	100.0%	$(162,098)	-31.2%
Cost of sales	326,105	91.2%	460,986	88.7%	(134,881)	-29.3%
Manufacturing margins	31,501	8.8%	58,718	11.3%	(27,217)	-46.4%
Amortization of intangibles	10,706	3.0%	10,706	2.1%	—	0.0%
Profit sharing, bonuses and deferred compensation	8,250	2.3%	25,105	4.8%	(16,855)	-67.1%
Employee stock ownership plan expense	—	0.0%	5,453	1.0%	(5,453)	-100.0%
Other selling, general and administrative expenses	19,043	5.3%	25,466	4.9%	(6,423)	-25.2%
Contingent consideration revaluation	—	0.0%	(6,054)	-1.2%	(6,054)	-100.0%
Loss from operations	(6,498)	-1.8%	(1,958)	-0.4%	4,540	231.9%
Interest expense	(2,668)	0.7%	(6,728)	1.3%	(4,060)	-60.3%
Loss on extinguishment of debt	—	0.0%	(154)	0.0%	(154)	-100.0%
Benefit for income taxes	(2,074)	-0.6%	(4,088)	-0.8%	(2,014)	-49.3%
Net loss and comprehensive loss	$(7,092)	-2.0%	$(4,753)	-0.9%	$(2,339)	49.2%
EBITDA	$25,591	7.2%	$30,890	5.9%	$(5,299)	-17.2%
Adjusted EBITDA	$32,847	9.2%	$54,696	10.5%	$(21,849)	-39.9%

Net Sales. Net sales were $357,606 for the twelve months ended December 31, 2020 as compared to $519,704 for the twelve months ended December 31, 2019. The decrease was driven by volume reductions across nearly all end markets served due to the COVID-19 pandemic, along with continued market demand changes and customer destocking activities which were most apparent in the Commercial Vehicle, Agriculture and Construction & Access Equipment end markets served. Despite MEC and its customer base carrying the essential business designation, customer production facilities shut down for 5 – 6 weeks on average during the second quarter of 2020 due to the pandemic. As a direct result of the customer shutdowns, MEC temporarily halted production at some of its facilities during this time period. Customer manufacturing facilities gradually reopened, but MEC production volumes remained below pre-pandemic levels through the remainder of the year. Despite these volume declines, all pre-existing customer relationships and manufacturing programs remained intact.

Manufacturing Margins. Manufacturing margins were $31,501 for the twelve months ended December 31, 2020 as compared to $58,718 for the twelve months ended December 31, 2019. The decline was mainly driven by the aforementioned volume reductions propelled by the COVID-19 pandemic along with the continued impact of market demand changes and destocking activities resulting in higher under-absorbed manufacturing costs, and $2,524 of restructuring costs related to the Greenwood facility consolidation, the details of which are outlined in Note 22 – Greenwood Facility Closure and Restructuring of the Consolidated Financial Statements. In addition, cost of sales includes approximately $775 of inventory obsolescence and health care charges specific to the estimated potential impacts of the pandemic.

Our traditional methods of determining inventory obsolescence and health care accruals significantly rely upon historical data. When estimating the approximately $775 of COVID-19 reserves during 2020, we had neither historical information, nor much other data from which to compute an estimated impact for this type of event. Nevertheless, the Company believed the obvious risk posed by the pandemic had a financial impact in these areas. The charges for these COVID-19 specific accruals represented our best good faith estimate of the potential financial impact to the Company based on information available to us at the time. Due to the continued risk posed by the pandemic, these reserves remained mostly unchanged since establishment during the first quarter of 2020.

Manufacturing margin percentages were 8.8% for the twelve months ended December 31, 2020 as compared to 11.3% for the twelve months ended December 31, 2019, a decline of 2.5%. This decline was mostly attributable to the aforementioned impacts of the pandemic, market demand changes and destocking activities resulting in under-absorbed fixed overhead costs along with Greenwood facility restructuring costs and COVID-19 specific reserves.

Profit Sharing, Bonuses and Deferred Compensation. Profit sharing, bonuses and deferred compensation expense were $8,250 for the twelve months ended December 31, 2020 as compared to $25,105 for the twelve months ended December 31, 2019. The prior year included $20,080 of one-time IPO expenses, including $10,159 for deferred compensation and $9,921 for our long-term incentive plan. Excluding these items from the prior year, these expenses increased $3,225. The increase was primarily due to increased stock-based compensation expense during 2020 due to the timing of awards.

Employee Stock Ownership Plan Expense. Employee stock ownership plan expense was zero for the twelve months ended December 31, 2020 as compared to $5,453 for the twelve months ended December 31, 2019. Prior to December 31, 2019, the annual

ESOP contribution was discretionary except that it must have been at least 3% of the compensation for all safe harbor participants for the plan year. Beginning in 2020, all contributions are discretionary. The change is due to the decision to eliminate this particular discretionary gain sharing contribution for the fiscal year 2020 as a result of lower financial performance due to the adverse impacts of the COVID-19 pandemic.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $19,043 for the twelve months ended December 31, 2020 as compared to $25,466 for the twelve months ended December 31, 2019. The prior year includes $5,744 of one-time other IPO and DMP acquisition related expenses. Excluding these one-time charges, these expenses decreased $679. The decrease was driven by synergies achieved through the integration of DMP, lower travel and entertainment expenses in 2020 due to the pandemic restrictions, and other cost saving initiatives initiated during 2020, slightly offset by an increase in costs associated with being a publicly traded company.

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

Interest Expense. Interest expense was $2,668 for the twelve months ended December 31, 2020 as compared to $6,728 for the twelve months ended December 31, 2019. The change is due to lower borrowings during the twelve months ended December 31, 2020 as compared to the same prior year period along with lower interest rates attributable to the more favorable terms afforded under our amended and restated Credit Agreement.

Benefit for Income Taxes. Income tax benefits were $2,074 for the twelve months ended December 31, 2020 as compared to $4,088 for the twelve months ended December 31, 2019. The decrease is due to a smaller pretax loss in 2020. As of December 31, 2020, our federal net operating loss (NOL) carryforward was $11,833 driven by the pretax losses incurred during the twelve months ended December 31, 2020 and 2019.

The Company completed its IPO in May of 2019. The following tax adjusted pro forma amounts reflect income tax adjustments as if the Company was a taxable entity as of the beginning of 2019 using a 26% effective tax rate.

	Twelve Months Ended December 31,
	2020	2019
Tax-adjusted pro forma information
Net loss available to shareholders	$(7,092)	$(4,753)
Pro forma provision for income taxes	—	173
Pro forma net loss	$(7,092)	$(4,926)
Pro forma basic loss per share	$(0.36)	$(0.28)
Pro forma diluted loss per share	$(0.36)	$(0.28)
Basic weighted average shares outstanding	19,898,122	17,447,464
Diluted weighted average shares outstanding	19,898,122	17,447,464

Due to the factors described in the preceding paragraphs, net loss and comprehensive loss increased, while EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin decreased during 2020.

Liquidity and Capital Resources

The following is a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows:

	Twelve Months Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$14,457	$36,523	$33,402
Net cash used in investing activities	(33,961)	(5,774)	(28,090)
Net cash provided by (used in) financing activities	19,501	(30,629)	(8,400)
Net change in cash	$(3)	$120	$(3,088)

Cash Flows Analysis Twelve Months Ended December 31, 2021 Compared to Twelve Months Ended December 31, 2020

Operating Activities. Cash provided by operating activities was $14,457 for the twelve months ended December 31, 2021 as compared to $36,523 for the twelve months ended December 31, 2020. The $22,066 decrease in operating cash flows was primarily due to changes in net working capital, more specifically, accounts receivable rose relative to the growth in sales, while inventories and accounts payable were elevated due to higher raw material prices and other costs as production levels rebounded from the pandemic lows. Additionally, the Company carried more inventory at the end of 2021 due to the deferment of customer orders into 2022 as they navigate supply chain issues impacting their production schedules.

Investing Activities. Cash used in investing activities was $33,961 for the twelve months ended December 31, 2021, as compared to $5,774 for the twelve months ended December 31, 2020. The $28,187 increase in cash used in investing activities was driven by the Company’s continued investment in technology and automation in 2021 as compared to leveraging our investments in new technology and automation and preserving cash during the prior year period. Additionally, the Company invested $19,658 into the new Hazel Park, MI facility during 2021. The Company also recorded $5,348 in proceeds from the sale of property, plant and equipment mainly driven by the sale of the Greenwood, SC facility during the current period.

Financing Activities. Cash provided by financing activities was $19,501 for the twelve months ended December 31, 2021, as compared to cash used in financing activities of $30,629 for the twelve months ended December 31, 2020. The $50,130 change was driven by higher borrowings in excess of debt repayments in the second half of 2021 compared to debt repayments in excess of borrowings during the prior year. The Company repurchased 147,785 shares of our common stock in 2021 under our share repurchase program at a total cost of $2,153 and an average cost of $14.57 per share. In 2020, the Company repurchased 320,245 shares of our common stock under our share repurchase program at a total cost of $2,435 and an average cost of $7.60 per share. The Company’s decision to repurchase shares in 2022 will depend on business conditions, free cash flow generation, other cash requirements and stock price. See Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding share repurchases.

Cash Flows Analysis Twelve Months Ended December 31, 2020 Compared to Twelve Months Ended December 31, 2019

Operating Activities. Cash provided by operating activities was $36,523 for the twelve months ended December 31, 2020 as compared to $33,402 for the twelve months ended December 31, 2019. The 3,121 increase in operating cash flows was primarily due to a greater reduction in inventory, prepaids and other assets, along with beneficial changes in a variety of other operating assets and liability categories in 2020 as compared to the same prior year period. Changes to pricing, payment terms and credit terms did not have a significant impact on changes to working capital items, or any other element of the operating cash flow activities for the periods presented.

Investing Activities. Cash used in investing activities was $5,774 for the twelve months ended December 31, 2020, as compared to $28,090 for the twelve months ended December 31, 2019. The $22,316, or 79.4%, decrease in cash used in investing activities was driven by our capital spend changing from a focus on investments in new technology and automation in 2019, to leveraging those investments and preserving cash in 2020. In addition, due to the Greenwood facility closure, the Company generated more proceeds from the sale of equipment in 2020 as compared to 2019.

Financing Activities. Cash used by financing activities was $30,629 for the twelve months ended December 31, 2020, as compared to cash used in financing activities of $8,400 for the twelve months ended December 31, 2019. The $22,229 change was driven by the use of operating cash flow in 2020 to pay down debt as compared to net cash used in 2019 driven by IPO proceeds to pay down debt.

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

Borrowings under the Credit Agreement bear interest at a fluctuating London Interbank Offered Rate (LIBOR) (which may be adjusted for certain reserve requirements), plus 1.00 to 2.00% depending on the current Consolidated Total Leverage Ratio (as defined in the Credit Agreement). Under certain circumstances, we may not be able to pay interest based on LIBOR. If that happens, we will be required to pay interest at the Base Rate, which is the sum of (a) the higher of (i) the Prime Rate (as publicly announced by the Agent from time to time) and (ii) the Federal Funds Rate plus 0.50%, plus (b) 0.00% to 1.00%, depending on the current Total Consolidated Leverage Ratio. The Credit Agreement also includes provisions for determining a replacement rate when LIBOR is no longer available.

At December 31, 2021, the interest rate on outstanding borrowings under the Revolving Loan was 1.75%. At December 31, 2021, we had availability of $132,390 under the Revolving Loan.

We must pay a commitment fee at a rate of 0.20% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Credit Agreement. We must also pay fees as specified in the Fee Letter (as defined in the Credit Agreement) and with respect to any letters of credit issued under the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness, create or incur liens, make certain investments, merge or consolidate with another entity, make certain asset dispositions, pay dividends or other distributions to shareholders, enter into transactions with affiliates, enter into sale leaseback transactions or make capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum interest coverage ratio of 3.00 to 1.00. At December 31, 2021, our interest coverage ratio was 10.36 to 1.00. The Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 3.25 to 1.00, although such leverage ratio can be increased in connection with certain acquisitions. As of December 31, 2021, our consolidated total leverage ratio was 2.43 to 1.00.

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

On June 30, 2020 and March 31, 2021, the Company entered into amendments to the Credit Agreement. Please refer to Note 4 – Bank Revolving Credit Notes in the Notes to the Consolidated Financial Statements for a more detailed discussion.

Capital Requirements and Sources of Liquidity

During the twelve months ended December 31, 2021 and 2020, our capital expenditures were $39,356 and $7,794, respectively. The increase of $31,562 was driven by our continued focus on investment in technology and automation in the current period as compared to leveraging our investments and preserving cash during the same prior year period. Additionally, the Company invested $19,658 into the new Hazel Park, MI facility during the current year period.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. At December 31, 2021, we had immediate availability of $132,390 through our Revolving Loan and another $100,000 through an accordion feature under our Credit Agreement, subject to covenants under the Credit Agreement. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital. We will continue to have access to the availability currently provided under the Credit Agreement as long as we remain compliant with the financial covenants. Based on our estimates of the impact of the COVID-19 pandemic at this time, we expect to be in compliance with these financial covenants through 2022 and the foreseeable future.

We believe that our operating cash flow and available borrowings under the Credit Agreement are sufficient to fund our operations for 2022 and beyond when taking into consideration the estimated impacts of the pandemic based on the information we have available at this time. However, future cash flows are subject to a number of variables, and additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under the Credit Agreement, joint ventures, asset sales, offerings of debt or equity securities or other means. We cannot guarantee that this additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at December 31, 2021:

		Payments Due by Period
	Total	2022	2023 – 2024	2025 – 2026	Thereafter
Long-term debt principal payment obligations (1)	$67,610	$—	$67,610	$—	$—
Equipment financing agreements (2)	2,731	$1,211	$1,520
Forecasted interest on debt payment obligations (3)	4,136	1,551	2,585	—	—
Capital lease obligations (4)	1,299	358	716	225	—
Operating lease obligations (5)	45,341	5,693	11,360	9,487	18,801
Total	$121,117	$8,813	$83,791	$9,712	$18,801
(1)	Principal payments under the Company’s Credit Agreement, which expires in 2024.
(2)

Financing agreements entered into to purchase manufacturing equipment. Current and long-term portions are classified in other current liabilities and other long-term liabilities, respectively, on the Consolidated Balance Sheets.

(3)

Forecasted interest on debt obligations are based on the debt balance, interest rate, and unused fee of the Company’s revolver credit facility as of December 31, 2021, and the debt balances and interest rates of the Company’s equipment finance agreements.

(4)	See Note 5 – Capital Lease Obligations in the Notes to Consolidated Financial Statements for additional information.
(5)	See Note 6 – Operating Lease Obligations in the Notes to Consolidated Financial Statements for additional information.

Capital expenditures for the full year 2022 are expected to be above 2021 levels as we make final payments for capital equipment commitments previously made to meet contractual obligations related to the fitness customer, as well as continued investments in new technologies and automation for our base business.

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

The amount borrowed under the Revolver Loan under the Credit Agreement was $67.6 million as of December 31, 2021. The interest rate was 1.75% as of December 31, 2021. Please see “Liquidity and Capital Resources – Amended and Restated Credit Agreement” in Part II, Item 7 of this Annual Report on Form 10-K and Note 4 – Bank Revolving Credit Notes in the Notes to the Consolidated Financial Statements for more specifics.

A hypothetical 100-basis-point increase in our borrowing rates would have resulted in an additional $0.6 million of interest expense based on our variable rate debt at December 31, 2021. We do not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect our cash flow.

Commodity Risk

We source a wide variety of materials and components from a network of suppliers. While such materials are generally available from numerous suppliers, the COVID-19 pandemic has resulted in availability delays at times. In addition, commodity raw materials, such as steel, aluminum, copper, paint and paint chemicals, and other production costs are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and in many cases utilize contracts with those customers to mitigate the impact of commodity raw material price fluctuations. As of December 31, 2021, we did not have any commodity hedging instruments in place.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Mayville Engineering Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mayville Engineering Company, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

March 2, 2022

We have served as the Company's auditor since 2018.

Mayville Engineering Company, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$118	$121
Receivables, net of allowances for doubtful accounts of $631 as of December 31, 2021 and $1,298 as of December 31, 2020	55,417	42,080
Inventories, net	70,157	41,366
Tooling in progress	3,950	3,126
Prepaid expenses and other current assets	2,924	2,555
Total current assets	132,566	89,248
Property, plant and equipment, net	119,610	106,688
Assets held for sale	—	3,552
Goodwill	71,535	71,535
Intangible assets-net	50,761	61,467
Capital lease, net	1,136	2,581
Other long-term assets	3,865	3,462
Total	379,473	338,533
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	50,119	33,495
Current portion of capital lease obligation	315	626
Accrued liabilities:
Salaries, wages, and payroll taxes	8,684	10,190
Profit sharing and bonus	5,289	3,089
Other current liabilities	12,965	5,340
Total current liabilities	77,372	52,740
Bank revolving credit notes	67,610	45,257
Capital lease obligation, less current maturities	892	2,061
Deferred compensation and long-term incentive, less current portion	25,117	25,631
Deferred income tax liability	8,641	11,887
Other long-term liabilities	1,570	100
Total liabilities	181,202	137,676
Commitments and contingencies (see Note 10)
Common shares, no par value, 75,000,000 authorized, 21,386,382 shares issued at December 31, 2021 and 21,093,035 at December 31, 2020	—	—
Additional paid-in-capital	197,186	190,793
Retained earnings	7,547	14,998
Treasury shares at cost, 1,050,448 shares at December 31, 2021 and 1,033,645 at December 31, 2020	(6,462)	(4,934)
Total shareholders’ equity	198,271	200,857
Total	$379,473	$338,533

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands, except share amounts and per share data)

	Twelve Months Ended December 31,
	2021	2020	2019
Net sales	$454,826	$357,606	$519,704
Cost of sales	403,451	326,105	460,986
Amortization of intangibles	10,706	10,706	10,706
Profit sharing, bonuses, and deferred compensation	11,500	8,250	25,105
Employee stock ownership plan expense	—	—	5,453
Other selling, general and administrative expenses	20,409	19,043	25,466
Impairment of long-lived assets and loss on contracts	16,151	—	—
Contingent consideration revaluation	—	—	(6,054)
Loss from operations	(7,391)	(6,498)	(1,958)
Interest expense	(2,003)	(2,668)	(6,728)
Loss on extinguishment of debt	—	—	(154)
Loss before taxes	(9,394)	(9,166)	(8,840)
Income tax benefit	(1,943)	(2,074)	(4,088)
Net loss and comprehensive loss	$(7,451)	$(7,092)	$(4,753)
Loss per share:
Basic	$(0.37)	$(0.36)	$(0.27)
Diluted	$(0.36)	$(0.36)	$(0.27)

Weighted average shares outstanding:
Basic	20,404,543	19,898,122	17,447,464
Diluted	20,830,977	19,898,122	17,447,464

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,451)	$(7,092)	$(4,753)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	21,077	21,383	22,296
Amortization	10,706	10,706	10,706
Allowance for doubtful accounts	(667)	772	284
Inventory excess and obsolescence reserve	(935)	80	(60)
Stock-based compensation expense	4,962	4,732	3,486
Costs recognized on step-up of acquired inventory	—	—	395
Contingent consideration revaluation	—	—	(6,054)
Loss (gain) on disposal of property, plant and equipment	(1,311)	667	(62)
Impairment of inventory and loss on contracts	700	—	—
Impairment of long-lived assets and loss on contracts	16,151	—	—
Deferred compensation and long-term incentive	(514)	682	11,598
Gain on extinguishment or forgiveness of debt	—	—	(367)
Non-cash adjustments	325	358	(237)
Changes in operating assets and liabilities – net of effects of acquisition:
Accounts receivable	(12,670)	(2,664)	11,853
Inventories	(27,896)	4,246	8,886
Tooling in progress	(824)	(1,537)	729
Prepaids and other current assets	(1,013)	500	(1,358)
Accounts payable	11,836	515	(11,010)
Deferred income taxes	(3,323)	(4,857)	(5,992)
Accrued liabilities, excluding long-term incentive	5,304	8,032	(6,938)
Net cash provided by operating activities	14,457	36,523	33,402
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(39,309)	(7,794)	(25,797)
Proceeds from sale of property, plant and equipment	5,348	2,020	76
Acquisitions, net of cash acquired	—	—	(2,369)
Net cash used in investing activities	(33,961)	(5,774)	(28,090)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	385,226	267,169	442,154
Payments on bank revolving credit notes	(362,873)	(294,484)	(429,211)
Repayments of other long-term debt	(268)	—	(120,046)
Deferred financing costs	—	(207)	—
Proceeds from IPO, net	—	—	101,763
Purchase of treasury stock	(2,153)	(2,509)	(2,591)
Payments on capital leases	(544)	(598)	(469)
Proceeds from the exercise of stock options	139	—	—
Other financing activities	(26)	—	—
Net cash provided by (used in) financing activities	19,501	(30,629)	(8,400)
Net increase (decrease) in cash and cash equivalents	(3)	120	(3,088)
Cash and cash equivalents, beginning of year	121	1	3,089
Cash and cash equivalents, end of year	$118	$121	$1
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,122	$3,011	$6,629
Cash paid for taxes	$1,548	$744	$544
Non-cash construction in progress in accounts payable	$6,347	$1,559	$2,809

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(in thousands)

	Shareholder’s Equity
	Additional Paid-in-Capital	Treasury Shares	Retained Earnings	Total
Balance as of December 31, 2018	$—	$—	$—	$—
Transfer from temporary equity (see Note 17)	133,806	(57,659)	29,698	105,845
Share issuance – IPO	101,763	—	—	101,763
Cancellation of treasury stock	(55,369)	55,369	—	—
Share repurchases	—	(2,592)	—	(2,592)
Stock-based compensation	3,486	—	—	3,486
Net loss post IPO	—	—	(7,609)	(7,609)
Balance as of December 31, 2019	$183,687	$(4,882)	$22,089	$200,895
Net loss	—	—	(7,092)	(7,092)
Share repurchases	—	(2,509)	—	(2,509)
ESOP contribution	2,374	2,457	—	4,831
Stock-based compensation	4,732	—	—	4,732
Balance as of December 31, 2020	$190,793	$(4,934)	$14,998	$200,857
Net income	—	—	(7,451)	(7,451)
Share repurchases	—	(2,153)	—	(2,153)
401(k) contribution	1,319	625	—	1,944
Stock options exercised	112	—	—	112
Stock-based compensation	4,962	—	—	4,962
Balance as of December 31, 2021	$197,186	$(6,462)	$7,547	$198,271

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands, except share amounts and per share data)

Note 1. Nature of business and summary of significant accounting policies

Mayville Engineering Company, Inc. and subsidiaries (MEC, the Company, we, our, us or similar terms) is a leading U.S.-based value-added manufacturing partner that provides a broad range of prototyping and tooling, production fabrication, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicle, construction & access equipment, powersports, agriculture, military and other end markets. Founded in 1945 and headquartered in Mayville, Wisconsin, we are a leading Tier I U.S. supplier of highly engineered components to original equipment manufacturers (OEM) customers with leading positions in their respective markets. The Company operates 20 facilities, of which 19 are in operation, located in Arkansas, Michigan, Mississippi, Ohio, Pennsylvania, Virginia, and Wisconsin. Our engineering expertise and technical know-how allow us to add value through every product redevelopment cycle (generally every three to five years for our customers).

In December 1985, the Company formed the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (ESOP). The ESOP is a tax qualified retirement plan and is designed to invest primarily in the Company’s common stock which is held in a Trust. From January 2003 until the Company’s IPO in May 2019, the ESOP owned 100% of the Company’s outstanding shares of common stock which have been fully allocated to active or retired eligible employees. In connection with the IPO, the Company initially sold 6,250,000 shares of common stock into the public market, reducing ESOP ownership to approximately 67%. As of December 31, 2021, 48.0% of all outstanding shares were held by the ESOP or within the Company’s 401(k) plan.

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

Accounts receivable

Accounts receivable are generally uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 60 days from the invoice date. Management periodically reviews past due balances and established an allowance for doubtful accounts of approximately $631 and $1,298 as of December 31, 2021 and 2020, respectively, for probable uncollectible amounts based on its assessment of the current status of individual accounts. The estimated valuation allowance results in a charge to cost of sales and the accounts are written-off through a charge to the valuation allowance and a credit to accounts receivable after the Company has used all reasonable collection efforts.

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out method (FIFO), and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Work-in-process and finished goods are valued at production cost consisting of material, labor and overhead. The Company maintains a reserve for obsolete and slow-moving inventory of approximately $2,265 and $3,199 as of December 31, 2021 and 2020, respectively, which is based upon the aging of current inventory as well as assumptions on future demand and market conditions.

Tooling in progress

The Company has agreements with its customers to provide production tooling which will be used to produce specific parts for its customers. The costs to design, engineer, and manufacture the tooling are charged to tooling in progress as incurred and based on when control of the tooling is promised under contract, is transferred to the customer either at a point in time or over a period of time is when revenue is recognized. The Company may also provide production tooling that is not sold to customers but is capitalized in property, plant and equipment. To the extent that estimated costs exceed expected reimbursement from the customer, the Company recognizes a loss. Tooling in progress was $3,950 and $3,126 as of December 31, 2021 and 2020, respectively.

Property, plant and equipment

Property, plant and equipment are stated at cost. Expenditures for additions and improvements are capitalized while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred. Properties sold, or otherwise disposed of, are removed from the property accounts, with gains or losses on disposal credited or charged to the results of operations. Depreciation is provided over the estimated useful lives of the respective assets, using the straight-line depreciation method for financial reporting purposes and begins when the asset is placed into service. Depreciation expense for the twelve months ended December 31, 2021, 2020 and 2019 was $21,077, $21,383 and $22,296, respectively.

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

We determine the fair value of our reporting units using an income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. The income approach is dependent on several key management assumptions, including estimates of future sales, gross margins, operating costs, interest expense, income tax rates, capital expenditures, changes in working capital requirements and the weighted average cost of capital or the discount rate. Discount rate assumptions include an assessment of the risk inherent in the future cash flows of the reporting unit. Expected cash flows used under the income approach are developed in conjunction with our budgeting and forecasting process.

We test our goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. Due to the economic conditions during the second quarter of 2020 as a result of the COVID-19 pandemic, we determined that an impairment triggering event occurred, which required an interim quantitative impairment assessment of goodwill. Based on our interim quantitative assessments, the fair value of our reporting unit exceeded our related carrying value by more than 50%, thus no impairment of goodwill was indicated. At December 31, 2021, the Company had goodwill with a carrying amount of $71,535. The fair value exceeded the carrying value for 2021.

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amount of all significant financial instruments approximates fair value due to either the short maturity or the existence of variable interest rates that approximate prevailing market rates. Cash and cash equivalents, accounts receivable and accounts payable are classified as Level 1 fair value inputs as further described in Note 15 – Fair Value of Financial Instruments. Long-term debt is classified as a Level 2 fair value input.

Impairment of long-lived assets and loss on contracts

When events or conditions warrant, the Company evaluates the recoverability of long-lived assets and considers whether these assets are impaired. The Company assesses the recoverability of these assets based on several factors, including management’s intention with respect to these assets and their projected undiscounted cash flows. If projected undiscounted cash flows are less than the carrying amount of the respective assets, the Company adjusts the carrying amounts of such assets to their estimated fair value. To the extent that the carrying value of the net assets of a reportable unit is greater than the estimated fair value, the Company may be required to record impairment charges. The Company records long-lived asset impairment charges as a reduction to property, plant and equipment and an increase in other current liabilities for loss contracts in the Consolidated Balance Sheets.

Deferred financing costs

Loan issuance costs and discounts are capitalized upon the issuance of long-term debt and amortized over the life of the related debt. Loan issuance costs associated with revolving debt arrangements are presented as a component of other assets. Loan issuance costs incurred in connection with revolving debt arrangements are amortized using the straight-line method over the life of the credit agreement. Loan issuance costs and discounts incurred in connection with term debt are amortized using the effective interest method. Amortization of deferred loan issuance costs and discounts are included in interest expense. During 2021, 2020 and 2019, the Company recorded $0, $207 and $142, respectively of deferred financing costs associated with its long-term debt and line of credit arrangements. Amortization expense associated with the deferred debt issuance costs and discounts in 2021, 2020 and 2019 was approximately $336, $358 and $381. Accumulated amortization was approximately $720, $616 and $474 as of December 31, 2021, 2020 and 2019, respectively. Amendments made to existing debt in 2021, 2020 and 2019 resulted in the write-offs of $0, $0 and $154, respectively of unamortized costs associated with the debt that was replaced.

Revenue recognition

The Company adopted ASC 606 January 1, 2019, where the Company recognizes revenue for the transfer of goods or services to a customer in an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company enters into supply agreements and purchase orders that include both free on board (FOB) origin and FOB destination shipping terms. Depending on the terms of the agreement, the customer takes ownership at shipment or at delivery, and this is when control transfers. Sales are supported by documentation such as supply agreements and purchase order, which specify certain terms and conditions including product specifications, quantities, fixed prices, delivery dates and payments terms. Revenue related to services is recognized in the period services are performed, thus the Company recognizes revenue at a point in time.

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

Shipping and handling

The Company expenses shipping and handling costs as incurred. These costs are generally comprised of salaries and wages, shipping supplies and warehouse costs. Inbound freight costs, which mostly relate to raw materials, are included in cost of sales on the Consolidated Statements of Comprehensive Loss. Outbound freight costs, which mostly relate to sales, are included in net sales on the Consolidated Statements of Comprehensive Loss. The Company does not charge customers nor recognize revenue for shipping and handling. The Company’s OEM customers arrange and pay the freight for delivery.

Advertising

The Company expenses the costs of advertising when incurred. Advertising expense was approximately $163, $100 and $110 for the twelve months ended December 31, 2021, 2020 and 2019, respectively. Advertising costs are charged to selling, general and administrative expenses.

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

Loss per share

The Company computes basic loss per share by dividing net loss available to shareholders by the actual weighted average number of common shares outstanding for the reporting period. The dilutive impact to basic earnings per share considers the impact to earnings if all convertible securities were exercised or outstanding that do not have an antidilutive impact on earnings per share.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Subsequent reissuance of shares to the ESOP are recorded as a reduction to treasury stock and as ESOP expense in the Consolidated Statements of Comprehensive Loss.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases, creating Topic 842. Under the new guidance, lessees are required to recognize a right-of-use asset and a lease liability for substantially all leases. When measuring right-of-use assets and lease liabilities, a lessee should include amounts related to option terms, such as the option of extending or terminating the lease or purchasing the underlying asset, that are reasonably certain to be exercised. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition. For finance leases, a lessee will recognize the interest on a lease liability separate from amortization of the right-of-use asset. In addition, repayments of principal will be presented within financing activities, and interest payments will be presented within operating activities in the statement of cash flows. For operating leases, a lessee will recognize a single lease cost on a straight-line basis and classify all cash payments within operating activities in the statement of cash flows. Entities have the option to adopt the new guidance through a cumulative effect adjustment to retained earnings applied either to the beginning of the earliest period presented (modified retrospective approach) or to the beginning of the period of adoption (effective date approach) whereby the comparative periods are unchanged. For public companies, this guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For as long as the Company remains an emerging growth company (EGC), the new guidance is effective for annual reporting periods beginning after December 15, 2022, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company adopted the annual reporting guidance as of January 1, 2022 using the effective date approach. The Company will early adopt the interim reporting guidance for the three month period ending March 31, 2022.

The new guidance provides a number of optional practical expedients in transition. The Company elected the "package of practical expedients", which allows it to not reassess under the new guidance its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight practical expedient. In addition, the new guidance provides accounting policy elections for an entity’s ongoing lessee accounting. The Company has elected to not separate lease and non-lease components for certain of its real estate leases. The Company has elected the short-term lease recognition exemption for all leases that qualify which means that it will not recognize right-of-use assets or lease liabilities for those leases with a term of 12 months or less.

The most significant effects of adoption relate to the recognition of right-of-use assets and lease liabilities on the Company’s balance sheet for operating leases and providing new disclosures about the Company’s leasing activities. The Company currently estimates these operating lease liabilities as of January 1, 2022 will be approximately $40,000. The Company does not expect the new guidance to have a material impact on its results of operations.

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

Note 3. Select balance sheet data

Inventory

Inventories as of December 31, 2021 and December 31, 2020 consist of:

	December 31, 2021	December 31, 2020
Finished goods and purchased parts	$41,041	$24,561
Raw materials	18,905	11,266
Work-in-process	10,211	5,539
Total	$70,157	$41,366

During the fourth quarter of 2021, the Company recorded an inventory impairment of $700. Please refer to Note 24 – Subsequent Event for further discussion of the facts and circumstances that led to this impairment.

Property, plant and equipment

Property, plant and equipment as of December 31, 2021 and December 31, 2020 consist of:

	Useful Lives Years	December 31, 2021	December 31, 2020
Land	Indefinite	$1,033	$1,033
Land improvements	15-39	3,169	3,169
Building and building improvements	15-39	56,243	55,172
Machinery, equipment and tooling	3-10	221,140	199,854
Vehicles	5	3,869	3,778
Office furniture and fixtures	3-7	17,960	16,242
Construction in progress	N/A	15,443	3,931
Total property, plant and equipment, gross		318,857	283,179
Less accumulated depreciation		199,247	176,491
Total property, plant and equipment, net		$119,610	$106,688

The Company completed the closure of its Greenwood, SC manufacturing facility during the third quarter of the prior year and sold the facility during the third quarter of the current year for $5,300 before commissions and fees, resulting in a gain on the sale of asset of $1,374, which is classified in cost of sales on the Condensed Consolidated Statements of Comprehensive Loss as of December

31, 2021. The net amount of property, plant and equipment associated with the facility was $3,552, which was classified in assets held for sale on the Consolidated Balance Sheets as of December 31, 2020.

Additionally, the Company finalized an agreement to lease a new facility in Hazel Park, MI during the second quarter of the current year. As of December 31, 2021, the company invested $19,658 for the ramp-up of production, of which $6,654 is classified in construction in progress.

During the fourth quarter of 2021, the Company recorded a long-lived asset impairment $12,875. Please refer to Note 24 – Subsequent Event for further discussion of the facts and circumstances that led to this impairment.

Goodwill

We test our goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. Due to the economic conditions during the second quarter of 2020 as a result of the COVID-19 pandemic, we determined that an impairment triggering event occurred, which required an interim quantitative impairment assessment of goodwill. Based on our interim quantitative assessments, the fair value of our reporting unit exceeded our related carrying value by more than 50%, thus no impairment of goodwill was indicated. We also performed our annual qualitative goodwill impairment test during the fourth quarter of fiscal years 2021 and 2020, which did not indicate an impairment existed. At December 31, 2021, the Company had goodwill with a carrying amount of $71,535. The fair value exceeded the carrying value for 2021.

The goodwill carrying amount did not change between December 31, 2020 and December 31, 2021.

Intangible Assets

The following is a listing of intangible assets, the useful lives in years (amortization period) and accumulated amortization as of December 31, 2021 and December 31, 2020:

	Useful Lives Years	December 31, 2021	December 31, 2020
Amortizable intangible assets:
Customer relationships and contracts	9-12	$78,340	$78,340
Trade name	10	14,780	14,780
Non-compete agreements	5	8,800	8,800
Patents	19	24	24
Accumulated amortization		(54,994)	(44,288)
Total amortizable intangible assets, net		46,950	57,656
Non-amortizable brand name		3,811	3,811
Total intangible assets, net		$50,761	$61,467

Non-amortizable brand name is tested annually for impairment.

Changes in intangible assets between December 31, 2020 and December 31, 2021 consist of:

Balance as of December 31, 2020	$61,467
Amortization expense	(10,706)
Balance as of December 31, 2021	$50,761

Amortization expense was $10,706, for each of the twelve months ended December 31, 2021, 2020 and 2019.

Future amortization expense is expected to be as followed:

Year ending December 31,
2022	$6,952
2023	$6,866
2024	$5,192
2025	$5,192
2026	$5,192
Thereafter	$17,556

Note 4. Bank revolving credit notes

On September 26, 2019, and as last amended as of March 31, 2021, we entered into an amended and restated credit agreement (Credit Agreement) with certain lenders and Wells Fargo Bank, National Association, as administrative agent (the Agent). The Credit Agreement provides for a $200,000  revolving credit facility (the Revolving Loan), with a letter of credit sub-facility in an aggregate amount not to exceed $5,000, and a swingline facility in an aggregate amount of $20,000. The Credit Agreement also provides for an additional $100,000 of capacity through an accordion feature. All amounts borrowed under the Credit Agreement mature on September 26, 2024.

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

In order to provide a means of insurance against future macroeconomic events, we entered into an amendment (Second Amendment) to the Credit Agreement on June 30, 2020. The Second Amendment provided the Company with temporary changes to the total leverage ratio covenant for the period from June 30, 2020, through December 31, 2021, or such earlier date as the Company may elect (Covenant Relief Period), in return for certain increases in interest rates, fees and restrictions on certain activities of the Company, including capital expenditures, acquisitions, dividends and share repurchases. New pricing, which took effect for the quarters ending on and after September 30, 2020, includes interest at a fluctuating London Interbank Offered Rate (LIBOR) (at a floor of 75 basis points), plus 1.00% to 2.75%, along with the commitment fee ranging from 20 to 50 basis points.

During the Covenant Relief Period, the required ceiling on the Company’s total leverage ratio was 4.25 to 1.00 for quarters ending June 30, 2020 through and including December 31, 2020, and declined in quarterly increments to 3.25 to 1.00 through the quarter ending December 31, 2021.

We entered into an amendment (Third Amendment) to the Credit Agreement on March 31, 2021 which allowed the Company to incur up to $70,000 of capital expenditures in 2021, as opposed to $35,000.

At December 31, 2021, our consolidated total leverage ratio was 2.43 to 1.00 as compared to a covenant maximum of 3.25 to 1.00 in accordance with the Second Amendment of the Credit Agreement.

At December 31, 2021, our interest coverage ratio was 10.36 to 1.00 as compared to a covenant minimum of 3.00 to 1.00 under the Credit Agreement.

Under the Credit Agreement, interest is payable quarterly at the adjusted LIBOR plus an applicable margin based on the current funded indebtedness to adjusted EBITDA ratio. The interest rate was 1.75% and 2.50% as of December 31, 2021 and December 31, 2020, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.20% as of December 31, 2021 and December 31, 2020.

The Company was in compliance with all financial covenants of its credit agreements as of December 31, 2021 and December 31, 2020. The amount borrowed on the revolving credit notes was $67,610 and $45,257 as of December 31, 2021 and December 31, 2020, respectively.

Note 5. Capital lease obligations

Capital leases consist of equipment with a capitalized cost of $2,170 and $3,825 and accumulated depreciation of $1,034 and $1,245 at December 31, 2021 and December 31, 2020, respectively. Depreciation of $565 and $644 was recognized on the capital lease assets during the twelve months ended December 31, 2021 and December 31, 2020, respectively. Non-cash capital lease transactions amounted to $0, $$0 and $1,776, for the twelve months ended December 31, 2021, 2020 and 2019, respectively. Future minimum lease payments required under the lease are as follows:

Year ending December 31,
2022	$358
2023	358
2024	358
2025	225
Total	1,299
Less payment amount allocated to interest	92
Present value of capital lease obligations	$1,207
Current portion of capital lease obligations	315
Long-term portion of capital lease obligations	892
Total capital lease obligations	$1,207

Note 6. Operating lease obligations

Operating leases relate to property, plant and equipment. Future minimum lease payments required under the lease are as follows:

Year ending December 31,
2022	$5,693
2023	5,699
2024	5,661
2025	4,832
2026	4,655
Thereafter	18,801
Total	$45,341

The Company leases certain office space, warehousing facilities, equipment and vehicles under operating lease arrangements with third-party lessors. These lease arrangements expire at various times through August 2031. Total rent expense under the arrangements was approximately $5,282, $4,471 and $4,801 for the twelve months ended December 31, 2021, 2020, and 2019, respectively.

Note 7. Employee stock ownership plan

Under the ESOP, the Company can make annual discretionary contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company subject to the Board of Directors’ approval. Prior to December 31, 2019, the annual contribution was discretionary except that it must have been at least 3% of the compensation for all safe harbor participants for the plan year. Beginning on January 1, 2020, all contributions are discretionary. For the twelve months ended December 31, 2021, 2020 and 2019, the Company’s ESOP expense amounted to $0, $0 and $5,453, respectively.

At various times following death, disability, retirement, termination of employment or the exercise of diversification rights, an ESOP participant is entitled to receive their ESOP account balance in accordance with various distribution methods as permitted under the policies adopted by the ESOP. Prior to the IPO, all distributions were paid to participants in cash.

As of December 31, 2021, and December 31, 2020, the ESOP shares, excluding safe harbor shares held in the Company’s 401(k) plan, consisted of 7,292,392 and 8,253,533 in allocated shares, respectively. Prior to its IPO, the Company was obligated to repurchase shares in the trust that were not distributed to ESOP participants as determined by the ESOP trustees, and thus the shares were mandatorily redeemable. Subsequent to the IPO, shares are sold in the public market.

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

The 401(k) Plan also provides for employer discretionary profit sharing contributions and the Board of Directors authorized discretionary profit sharing contributions of approximately $2,057, $1,833 and $0 for the twelve months ended December 31, 2021, 2020 and 2019, respectively, that are funded in the subsequent years.

Note 9. Income taxes

Income taxes are included in the Consolidated Statements of Comprehensive Loss at December 31, 2021 and 2020 as below:

	December 31, 2021	December 31, 2020
Current income tax expense
U.S Federal	$100	$129
State	1,203	98
Total	1,303	227
Deferred income tax expense (benefit)
U.S Federal	(2,790)	(2,457)
State	(456)	156
Total	(3,246)	(2,301)
Total income tax benefit	$(1,943)	$(2,074)

A reconciliation of the statutory federal income tax benefit to the income tax benefit from continuing operations provided at December 31, 2021 and 2020, is as follows:

	December 31, 2021	December 31, 2020
Income tax benefit at the federal statutory rate - 21%	$(1,971)	$(1,925)
State and local income taxes - net of federal income tax benefits	523	79
Compensation deduction limitation - section 162(m) adjustment	14	(113)
Income taxed by shareholder before IPO	—	(387)
Other - perms	29	51
Tax credits generated	(301)	(409)
Uncertain tax positions - current year	75	106
Uncertain tax positions - prior year	—	115
Loan fee amortization	—	698
Stock compensation	(546)	764
Section 481(a) adjustments	—	(184)
Fixed assets	—	(452)
Return to provision	140	(121)
Other miscellaneous tax	94	(296)
Total income tax benefit	$(1,943)	$(2,074)
Effective tax rate	26.5%	22.6%

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Deferred compensation	$8,349	$8,295
Inventory adjustments	1,694	1,506
Accrued expenses	1,530	409
Credits	656	508
Net operating loss	4,080	2,626
Other	240	338
Total deferred tax assets	16,549	13,682
Deferred tax liabilities:
Property, plant and equipment	11,612	9,485
Intangibles	13,556	15,773
Other	22	311
Total deferred tax liabilities	25,190	25,569
Valuation allowance	—	—
Net deferred tax liability	$(8,641)	$(11,887)

Consolidated federal net operating loss carryforwards are $18,466 and do not expire. In addition, the Company has consolidated and separate company net operating loss carryforwards of $4,386 in various states.

Uncertain Tax Positions

Based on an evaluation of its tax positions, the Company recorded an unrecognized tax benefit related to research and development tax credits in its financial statements as of December 31, 2021 and December 31, 2020. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next twelve months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. No amounts have been recorded as tax expense for interest and penalties for the year ended December 31, 2021 as the amount for the utilized portion of the research and development credit on the Wisconsin return is considered to be immaterial. At December 31, 2021, a total of $314 of unrecognized tax benefits would, if recognized, impact the company's effective tax rate.

The Company files income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. Federal tax returns for tax years beginning January 1, 2018, and state tax returns beginning January 1, 2017, are open for examination.

Details of Unrecognized Tax Benefits

The following is a reconciliation of beginning and ending amounts of unrecognized tax benefits:

Balance as of December 31, 2020	$221
Increase from current year tax positions	100
Decrease from prior year tax positions	(7)
Decrease from settlements with tax authority	—
Decrease from expiration of statute of limitations	—
Balance as of December 31, 2021	$314

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

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the twelve months ended December 31, 2021, 2020 and 2019, eligible employees elected to defer compensation of $0, $,63 and $1,296, respectively. As of December 31, 2021, and December 31, 2020, the total amount accrued for all benefit years under this plan was $25,117 and $25,631, respectively, which is included within the deferred compensation and long-term incentive on the Consolidated Balance Sheets. These amounts include the initial deferral of compensation as adjusted for (a) subsequent changes in the share value of the Company stock pursuant to the IPO or (b) following the IPO in the investment options chosen by the participants. Total expense for the deferred compensation plan for the twelve months ended December 31, 2021, 2020 and 2019 amounted to $812, $725 and $10,476, respectively. These expenses are included in profit sharing, bonuses and deferred compensation on the Consolidated Statements of Comprehensive Loss.

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

The LTIP was terminated in May 2019 in conjunction with the IPO. Total expense for the long-term incentive plan for the twelve months ended December 31, 2021, 2020 and 2019 amounted to $0, $0 and $10,000, respectively. These expenses are included in profit sharing, bonuses and deferred compensation on the Consolidated Statements of Comprehensive Loss.

Note 13. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees, and estimated unpaid claims. As of March 31, 2020, the Company consolidated its benefit plans and now has no specific stop loss limitation but has an aggregate stop loss limit to mitigate risk. Expense related to this contract was approximately $17,157, $20,849 and $19,208 for the twelve months ended December 31, 2021, 2020 and 2019, respectively. An estimated accrued liability of approximately $1,471 and $1,721 was recorded as of December 31, 2021 and December 31, 2020, respectively, for estimated unpaid claims and is included within other current liabilities on the Consolidated Balance Sheets.

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

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

		Fair Value Measurements at Report Date Using
	Balance at December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$25,117	$22,272	$2,845	$—
Total	$25,117	$22,272	$2,845	$—

		Fair Value Measurements at Report Date Using
	Balance at December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$25,631	$4,865	$20,766	$—
Total	$25,631	$4,865	$20,766	$—

Fair value measurements for the Company’s cash and cash equivalents are classified based upon Level 1 measurements because such measurements are based upon quoted market prices in active markets for identical assets.

Accounts receivable, accounts payable, long-term debt and accrued liabilities are recorded in the financial statements at cost and approximate fair value.

Deferred compensation liabilities are recorded at amounts due to participants at the time of deferral. Deferrals are invested in an investment vehicle based on the options made available to the participant, considered to be Level 1 and Level 2 on the fair value hierarchy, with the majority of the balance as Level 1. The change in fair value is recorded in the profit sharing, bonuses, and deferred compensation line item on the Consolidated Statements of Comprehensive Loss. The balance due to participants is reflected on the deferred compensation and long-term incentive line item on the Consolidated Balance Sheets.

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

The Company’s contracts with customers are short-term in nature; therefore, revenue is typically recognized, billed and collected within a 12-month period. The following table reflects the changes in our contract assets and liabilities during the twelve months ended December 31, 2021.

	Contract Assets	Contract Liabilities
As of December 31, 2020	$3,126	$1,060
Net activity	824	1,658
As of December 31, 2021	$3,950	$2,718

Disaggregated Revenue

The following table represents a disaggregation of revenue by product category:

	Twelve Months Ended December 31,
	2021	2020	2019
Outdoor sports	$10,039	$7,225	$7,181
Fabrication	295,988	227,476	334,340
Performance structures	73,207	60,597	71,881
Tube	58,749	49,868	71,108
Tank	25,816	19,431	40,033
Total	463,799	364,597	524,544
Intercompany sales elimination	(8,973)	(6,991)	(4,839)
Total, net sales	$454,826	$357,606	$519,704

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

The following table shows all changes to temporary equity during the period of January 1, 2019 through the IPO of May 9, 2019.

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

As disclosed in Note 2 – IPO, the Company’s IPO of common stock was effective in May 2019. In connection with the offering, the Company sold a total of 6,402,209 additional shares of common stock.

On June 28, 2019, the Company cancelled 24,180,421 shares of common stock held in the Company’s treasury and returned those shares to the status of authorized but unissued shares of common stock.

At December 31, 2021, the authorized stock of the Company consisted of 75,000,000 shares of common stock without par value.

Changes in outstanding common shares are summarized as follows:

	2021	2020	2019
Beginning balance	20,059,390	19,632,211	13,443,484
IPO with Greenshoe option	—	—	6,402,209
Treasury stock purchases	(147,785)	(320,245)	(213,482)
Common stock issued (including share-based compensation impact)	424,329	747,424	—
Ending balance	20,335,934	20,059,390	19,632,211

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

Options in the money that were not included in the computation of diluted earnings per share because they would have had antidilutive impact on earnings per share were as follows:

	Twelve Months Ended December 31,
	2021	2020	2019
Stock options	300,510	600,530	—

Note 20. Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales and net trade receivables:

	Net Sales			Accounts Receivable
	Twelve Months Ended December 31,			As of	As of
	2021	2020	2019	December 31, 2021	December 31, 2020
Customer
A	16.6%	15.3%	15.1%	10.2%	11.3%
B	10.8%	11.1%	13.5%	<10%	<10%
C	10.0%	12.5%	<10%	<10%	12.2%
D	14.1%	11.6%	13.1%	<10%	<10%
E	<10%	<10%	<10%	11.2%	<10%

Note 21. Stock-based compensation

The Mayville Engineering Company, Inc. 2019 Omnibus Incentive Plan provided the Company the ability to grant monetary payments based on the value of its common stock, up to two million shares.

On April 20, 2021, shareholders of the Company approved an amendment to the 2019 Omnibus Incentive Plan increasing the number of shares of common stock authorized for issuance by 2,500,000 shares.

The Company recognizes stock-based compensation using the fair value provisions prescribed by ASC Topic 718, Compensation – Stock Compensation. Accordingly, compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of the share-based instrument at the time of grant and are recognized as expense over the vesting period of the share-based instrument. For units, fair value is equivalent to the adjusted closing stock price at the date preceding the date of grant. The Black-Scholes option pricing model is utilized to determine fair value for options.

Cancellations and forfeitures are accounted for as incurred.

Stock awards were granted on June 3, 2021, May 12, 2021, February 28, 2021, May 12, 2020, February 27, 2020, and May 8, 2019. There were no stock awards granted prior to this.

The Company’s stock-based compensation expense by award type is summarized as follows:

	Twelve Months Ended December 31,
	2021	2020	2019
IPO unit awards	$—	$1,029	$1,871
Unit awards	3,006	2,305	1,080
Option awards	1,956	1,398	536
Stock based compensation expense, net of tax	$4,962	$4,732	$3,487

One-time IPO unit awards were fully expensed as of December 31, 2020.

A rollforward of unrecognized stock-based compensation expense is displayed in the table below. Unrecognized stock-based compensation expense as of December 31, 2021 will be expensed over the remaining requisite service period from which individual award values relate, up to February 28, 2023.

	Units	Options	Total
Balance as of December 31, 2018	$—	$—	$—
Grants	5,634	1,748	7,382
Forfeitures	(88)	(88)	(176)
Expense	(2,951)	(536)	(3,487)
Balance as of December 31, 2019	2,595	1,124	3,719
Grants	3,022	2,041	5,063
Forfeitures	(738)	(335)	(1,073)
Expense	(3,334)	(1,398)	(4,732)
Balance as of December 31 2020	1,545	1,432	2,977
Grants	3,456	2,130	5,586
Forfeitures	(319)	(69)	(388)
Expense	(3,006)	(1,956)	(4,962)
Balance as of December 31, 2021	$1,676	$1,537	$3,213

Units

A summary of the Company’s unit award activity is as follows:

	For the Year Ended December 31,
	2021		2020
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested, beginning of year	456,257	$7.69	326,288	$17.00
Grants	233,963	$14.54	457,369	$6.61
Forfeitures	(20,412)	$13.03	(62,409)	$8.90
Vested	(314,902)	$8.04	(264,991)	$17.00
Nonvested, end of year	354,906	$11.59	456,257	$7.69

Stock Options

A summary of the Company’s stock option award activity is as follows:

	For the Year Ended December 31,
	2021		2020
	Number of Options	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Nonvested, beginning of year	718,528	$8.74	273,479	$17.00
Grants	307,365	$14.01	718,489	$7.12
Forfeitures	(14,337)	$10.41	(148,026)	$9.13
Vested	(484,661)	$9.68	(125,414)	$17.00
Nonvested, end of year	526,895	$10.91	718,528	$8.74

As of December 31, 2021, there were 250,505 and 344,282 options issued and outstanding at exercise prices of $17.00 and $7.12 per share, respectively, with a remaining weighted average contractual life of 7.93 years. The intrinsic values of these outstanding options was zero and $7.79, respectively, based on the Company’s stock price as of December 31, 2021.

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options which were $6.93 and $2.84 for those options granted during the years ended December 31, 2021 and 2020, respectively. The Company utilized the following assumptions in determining these fair values:

	Inputs
Assumptions	2021	2020
Stock price at date of grant/exercise price	$14.01	$7.12
Expected term (in years)	5.75	5.75
Estimated volatility	53.9%	41.2%
Estimated risk-free rate of return	0.8%	1.2%
Expected dividend yield	0.0%	0.0%

The Company does not have historical option exercise data to estimate the expected term. For options granted, the Company utilizes the simplified method prescribed by Staff Accounting Bulletin (SAB) Topic 14 to estimate the expected term, which is calculated as the average of the vesting term and the contractual term. The option grants have a contractual life of 10 years and a requisite service period, or vesting term, of 2 years with 50% vesting on the annual anniversary dates. Applying the simplified method, the Company calculated the expected terms of each tranche to be 5.5 years and 6.0 years resulting in an average expected term of 5.75 years for these awards. The Company will continue to employ the simplified method until more relevant detailed information becomes available from which to make this estimate.

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

On July 1, 2021, the Company entered into a contract to sell the Greenwood, SC facility for $5,300 before commissions and fees. Settlement of the contract occurred on August 30, 2021, resulting in a gain on the sale of the asset of $1,374, which is classified in cost of sales on the Condensed Consolidated Statements of Comprehensive Loss for the twelve months ended December 31, 2021.

Costs associated with the closure were accounted for in accordance with ASC 420 Exit or Disposal Cost Obligations.

For the twelve months ended December 31, 2021, the Company incurred $0 costs associated with the facility closure and restructuring. For the twelve months ended December 31, 2020, the Company incurred $2,524 of costs associated with the facility closure and restructuring, including $282 for severance and retention bonus, $931 for the loss on sale of manufacturing equipment not transferred to another MEC facility, $78 for the buyout of operating leases, $622 for the disposition of inventory, and the remainder mostly related to costs to close the facility and relocate equipment to other facilities. These costs were recognized on the cost of sales line item of the Condensed Consolidated Statements of Comprehensive Loss.

The Greenwood facility had a net book value of approximately $3,552 as of December 31, 2020 and was classified as assets held for sale on the Consolidated Balance Sheet.

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

Assets disposed of had a net book value of $2,475 with a remaining useful life of approximately 3 years resulting in approximately $825 of annual depreciation expense that is no longer incurred. The facility had a net book value of $3,552 as of August 30, 2021 with a remaining weighted average useful life of approximately 27 years resulting in approximately $133 of annual depreciation expense that is no longer be incurred.

Additionally, the Company no longer has approximately $800 of annual facility maintenance costs, including utilities, that are no longer incurred.

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

The aforementioned depreciation, maintenance costs, and personnel expenses associated with the Greenwood facility have been classified as cost of sales on the Condensed Consolidated Statements of Comprehensive Loss.

Note 23. Valuation and qualifying accounts

Description	Balance at beginning of period	Additions	Deductions	Balance at end of period
Year ended December 31, 2021
Allowance for doubtful accounts	$1,298	$751	$1,418	$631
Year ended December 31, 2020
Allowance for doubtful accounts	$526	$1,582	$810	$1,298

Note 24 Subsequent events

The Company evaluated events and transactions for potential recognition or disclosure in the consolidated financial statements through March 2, 2022, the date on which the consolidated financial statements were available to be issued.

In March 2021, the Company signed a contract with a new customer in the fitness market. As a result, the Company entered into a lease for the new facility in Hazel Park, MI, and specifically purchased assets to meet obligations under the agreement with the fitness customer. On February 18, 2022, the new customer in the fitness market informed the Company that it does not forecast any demand for any products or parts that are subject of the agreement between the Company and the customer during the remaining four-year term of that agreement. Additionally, fixed amounts owed, commencing in January 2022, included within the customer contract are expected to be reserved in full within allowance for doubtful accounts.

At December 31, 2021, there was uncertainty as to the level of demand from the new fitness customer, but it was determined that future cash flows would support the recovery of assets purchased and assets the Company committed to purchase to support the launch of the new customer. The notification on February 18, 2022, resulted in a change in forecasted future cash flow, which triggered an impairment assessment of those assets purchased, and assets the Company committed to purchase, to meet obligations under the agreement with the new fitness customer. The result of the impairment assessment indicated the fair value of assets within the impacted asset groups were less than carrying value, and, accordingly, a non-cash impairment should be recorded. As of December 31, 2021, the Company recorded an impairment of long-lived assets of $16,151, which is comprised of a decrease in property, plant and equipment of $12,875, and an increase in other current liabilities of $3,276 due to non-cancellable commitments to purchase property, plant and equipment related to loss contracts. Additionally, the Company recorded an increase in cost of sales of $700, of which $661 was due to loss contacts recorded in other current liabilities and a $39 decrease to inventories. This transaction resulted in a net tax benefit of $3,963.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the

Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Registered Public Accounting Firm (PCAOB ID No. 34)

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to directors and Section 16 compliance is included under the captions “Election of Directors,” “Corporate Governance – Committees” and “Delinquent Section 16(a) Reports,” respectively, in the Company’s definitive proxy statement for its 2022 annual meeting of shareholders (Proxy Statement) and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Item 1 of this Annual Report on Form 10-K. The information required by this Item with respect to audit committees and audit committee financial experts is included under the caption “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item is included under the captions “Executive Compensation” and “2021 Director Compensation” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Principal Shareholders” in the Proxy Statement and is hereby incorporated by reference.

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2021:

Plan Category	Number of securities issued or to be issued upon vesting of units or exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)	2,011,269	$11.28	2,488,731
Equity compensation plans not approved by security holders	—	—	—
Total	2,011,269	$11.28	2,488,731
(1)	Represents weighted average exercise price of 594,787 outstanding options and does not take into account restricted stock units.
(2)	Consists of the Mayville Engineering Company, Inc. 2019 Omnibus Incentive Plan.

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

3.2	Bylaws of Mayville Engineering Company, Inc. as amended through April 20, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 26, 2021).
4	Description of Mayville Engineering Company, Inc.’s Securities (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K filed on March 2, 2020).
10.1†

Mayville Engineering Company, Inc. 2019 Omnibus Incentive Plan, as amended through April 20, 2021 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 8, 2021).

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

10.16

Third Amendment, dated as of March 31, 2021, to the Amended and Restated Credit Agreement, dated as of September 26, 2019, by and among Mayville Engineering Company, Inc., the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent for the lenders, and Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on April 6, 2021).

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
99

Proxy Statement for the 2022 Annual Meeting of Shareholders. [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2021; except to the extent specifically incorporated by reference, the Proxy Statement for the 2022 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K].

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Management contract, compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYVILLE ENGINEERING COMPANY, INC.

Date: March 2, 2022	By:	/s/ Robert D. Kamphuis
Robert D. Kamphuis
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert D. Kamphuis	Chairman, President, Chief Executive Officer (Principal Executive Officer) and Director	March 2, 2022
Robert D. Kamphuis

/s/ Todd M. Butz	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2022
Todd M. Butz

/s/ Allen J. Carlson	Director	March 2, 2022
Allen J. Carlson

/s/ Timothy L. Christen	Director	March 2, 2022
Timothy L. Christen

/s/ Steven L. Fisher	Director	March 2, 2022
Steven L. Fisher

/s/ Jennifer J. Kent	Director	March 2, 2022
Jennifer J. Kent

/s/ Patrick D. Michels	Director	March 2, 2022
Patrick D. Michels

/s/ Jay O. Rothman	Director	March 2, 2022
Jay O. Rothman