Form 10-Q
period 2022-03-31
Mayville Engineering Company, Inc.
filed 2022-05-04
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 28, 2022, the registrant had 20,532,691 shares of common stock, no par value per share, outstanding.

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

Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the SEC) on March 2, 2022, as such may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q (including this report) and the following:

●	the negative impacts the COVID-19 pandemic has had and will continue to have on our business, financial condition, cash flows, results of operations and supply chain, including the supply chain issues encountered by our original equipment manufacturer customers, the current inflationary pressures on wages, benefits, components, and manufacturing supplies and future uncertain impacts;
●	risks relating to developments in the industries in which our customers operate;
●	risks related to scheduling production accurately and maximizing efficiency;
●	failure to compete successfully in our markets;
●	our ability to realize net sales represented by our awarded business;
●	our ability to maintain our manufacturing, engineering and technological expertise;
●	the loss of any of our large customers or the loss of their respective market shares;
●	risks related to entering new markets;
●	our ability to recruit and retain our key executive officers, managers and trade-skilled personnel;
●	volatility in the prices or availability of raw materials critical to our business;
●	manufacturing risks, including delays and technical problems, issues with third-party suppliers, environmental risks and applicable statutory and regulatory requirements;
●	our ability to successfully identify or integrate acquisitions;
●	our ability to develop new and innovative processes and gain customer acceptance of such processes;
●	risks related to our information technology systems and infrastructure;
●	political and economic developments, including foreign trade relations and associated tariffs;
●	results of legal disputes, including product liability, intellectual property infringement and other claims;
●	risks associated with our capital-intensive industry;
●	risks related to our treatment as an S Corporation prior to the consummation of our initial public offering of common stock (IPO); and
●	risks related to our employee stock ownership plan’s treatment as a tax-qualified retirement plan.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$120	$118
Receivables, net of allowances for doubtful accounts of $737 at March 31, 2022 and $631 at December 31, 2021	72,399	55,417
Inventories, net	72,300	70,157
Tooling in progress	5,196	3,950
Prepaid expenses and other current assets	3,188	2,924
Total current assets	153,203	132,566
Property, plant and equipment, net	124,363	120,746
Assets held for sale	2,788	—
Goodwill	71,535	71,535
Intangible assets, net	49,023	50,761
Operating lease assets	39,058	—
Other long-term assets	3,472	3,865
Total	443,442	379,473
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	59,826	50,119
Current portion of operating lease obligation	4,747	—
Accrued liabilities:
Salaries, wages, and payroll taxes	8,387	8,684
Profit sharing and bonus	2,787	5,289
Other current liabilities	13,039	13,280
Total current liabilities	88,786	77,372
Bank revolving credit notes	83,330	67,610
Operating lease obligation, less current maturities	34,697	—
Deferred compensation and long-term incentive, less current portion	21,913	25,117
Deferred income tax liability	9,536	8,641
Other long-term liabilities	2,096	2,462
Total liabilities	240,358	181,202
Commitments and contingencies (see Note 8)
Common shares, no par value, 75,000,000 authorized, 21,614,018 shares issued at March 31, 2022 and 21,386,382 at December 31, 2021	—	—
Additional paid-in-capital	198,443	197,186
Retained earnings	11,369	7,547
Treasury shares at cost, 1,112,502 shares at March 31, 2022 and 1,050,448 at December 31, 2021	(6,728)	(6,462)
Total shareholders’ equity	203,084	198,271
Total	$443,442	$379,473

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except share amounts and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net sales	$136,252	$112,620
Cost of sales	121,370	97,844
Amortization of intangible assets	1,738	2,677
Profit sharing, bonuses, and deferred compensation	2,548	2,865
Employee stock ownership plan expense	490	473
Other selling, general and administrative expenses	5,725	4,695
Impairment of long-lived assets and gain on contracts	(1,183)	—
Income from operations	5,564	4,066
Interest expense	(567)	(532)
Income before taxes	4,997	3,534
Income tax expense	1,175	989
Net income and comprehensive income	$3,822	$2,545

Earnings per share:
Basic	$0.19	$0.13
Diluted	$0.19	$0.12

Weighted average shares outstanding:
Basic	20,398,933	20,177,900
Diluted	20,549,326	20,667,684

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,822	$2,545
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	5,468	5,074
Amortization	1,738	2,677
Allowance for doubtful accounts	106	49
Inventory excess and obsolescence reserve	174	(405)
Stock-based compensation expense	1,257	1,200
Loss (gain) on disposal of property, plant and equipment	(62)	84
Impairment of long-lived assets and gain on contracts	(1,183)	—
Deferred compensation and long-term incentive	(2,176)	(490)
Non-cash lease expense	1,266	—
Other non-cash adjustments	77	66
Changes in operating assets and liabilities – net of effects of acquisition:
Accounts receivable	(17,088)	(14,560)
Inventories	(2,317)	(4,191)
Tooling in progress	(1,246)	325
Prepaids and other current assets	(216)	475
Accounts payable	10,526	7,722
Deferred income taxes	1,155	738
Operating lease obligations	(1,160)	—
Accrued liabilities, excluding long-term incentive	(566)	2,885
Net cash provided by (used in) operating activities	(425)	4,194
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(12,979)	(5,559)
Proceeds from sale of property, plant and equipment	359	304
Net cash used in investing activities	(12,620)	(5,255)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	118,156	71,604
Payments on bank revolving credit notes	(102,436)	(70,386)
Repayments of other long-term debt	(272)	—
Purchase of treasury stock	(2,323)	—
Payments on finance leases	(78)	(154)
Net cash provided by financing activities	13,047	1,064
Net increase in cash and cash equivalents	2	3
Cash and cash equivalents at beginning of period	118	121
Cash and cash equivalents at end of period	$120	$124
Supplemental disclosure of cash flow information:
Cash paid for interest	$437	$565
Cash paid for taxes	$—	$—
Non-cash construction in progress in accounts payable	$5,528	$1,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2021	$197,186	$(6,462)	$7,547	$198,271
Net income	—	—	3,822	3,822
401(k) plan contribution	—	2,057	—	2,057
Purchase of treasury stock	—	(2,323)	—	(2,323)
Stock-based compensation	1,257	—	—	1,257
Balance as of March 31, 2022	$198,443	$(6,728)	$11,369	$203,084

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2020	$190,793	$(4,934)	$14,998	$200,857
Net income	—	—	2,545	2,545
401(k) plan contribution	1,319	625	—	1,944
Stock-based compensation	1,200	—	—	1,200
Balance as of March 31, 2021	$193,312	$(4,309)	$17,543	$206,546

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands except share amounts, per share data, years and ratios)

(unaudited)

Note 1. Basis of presentation

The interim unaudited condensed consolidated financial statements of Mayville Engineering Company, Inc. and subsidiaries (MEC, the Company, we, our, us or similar terms) presented here have been prepared in accordance with the accounting principles generally accepted in the United States of America (GAAP) and with instructions to Form 10-Q and Article 10 of Regulation S-X. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and financial position for the interim unaudited periods presented. All intercompany balances and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These interim unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K. A summary of the Company’s significant accounting policies is included in the Company’s 2021 financial statements in the Annual Report on Form 10-K. The Company followed these policies in preparation of the interim unaudited Condensed Consolidated Financial Statements except for new accounting pronouncements adopted as described below.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases, creating Accounting Standard Codification (ASC) 842. Under the new guidance, lessees are required to recognize a right-of-use (ROU) asset and a lease liability for substantially all leases. When measuring ROU assets and lease liabilities, a lessee should include amounts related to option terms, such as the option of extending or terminating the lease or purchasing the underlying asset, that are reasonably certain to be exercised. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition. For finance leases, a lessee will recognize the interest on a lease liability separate from amortization of the ROU asset. In addition, repayments of principal will be presented within financing activities, and interest payments will be presented within operating activities in the statement of cash flows. For operating leases, a lessee will recognize a single lease cost on a straight-line basis and classify all cash payments within operating activities in the statement of cash flows. Entities have the option to adopt the new guidance through a cumulative effect adjustment to retained earnings applied either to the beginning of the earliest period presented (modified retrospective approach) or to the beginning of the period of adoption (effective date approach) whereby the comparative periods are unchanged. For public companies, this guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For as long as the Company remained an emerging growth company (EGC), the new guidance was effective for annual reporting periods beginning after December 15, 2022, and interim periods within fiscal years beginning after December 15, 2022. Early adoption was permitted. The Company adopted the annual reporting guidance as of January 1, 2022 using the effective date approach. The Company early adopted the interim reporting guidance for the three-month period ending March 31, 2022.

The new guidance provides a number of optional practical expedients in transition. The Company elected the "package of practical expedients", which allows it to not reassess under the new guidance its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight practical expedient. In addition, the new guidance provides accounting policy elections for an entity’s ongoing lessee accounting. The Company has elected to not separate lease and non-lease components for certain of its real estate leases. The Company has elected the short-term lease recognition exemption for all leases that qualify which means that it will not recognize ROU assets or lease liabilities for those leases with a term of 12 months or less.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes ASC 326, Financial Instruments – Credit Losses. The ASU revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. The ASU affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to ASC 326, Financial Instruments – Credit Losses. This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which amends ASC 326. This ASU provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to ASC 326, Financial Instruments – Credit Losses. The ASU clarifies the treatment of expected recoveries for amounts previously written off on purchased receivables, provides transition relief for troubled debt restructuring, and allows for certain disclosure simplifications of accrued interest. For as long as the Company remains an EGC, the new guidance is effective for annual reporting periods beginning after December 15, 2022. The Company is evaluating the potential effects on the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes, creating ASC 740, which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. For public companies, this guidance will be effective for fiscal years beginning after December 15, 2020. For as long as the Company remains an EGC, the new guidance is effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. During the period ended March 31, 2021, the Company adopted this guidance. This adoption had no impact on the consolidated financial statements.

A summary of the Company’s evaluation of other recent accounting pronouncements is included in the Company’s 2021 financial statements in its Annual Report on Form 10-K for the year ended December 31, 2021.

Note 2. Select balance sheet data

Inventory

Inventories are stated at the lower of cost, determined on the first-in, first-out method and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Work-in-process and finished goods are valued at production costs consisting of material, labor, and overhead.

Inventories as of March 31, 2022 and December 31, 2021 consist of:

	March 31,	December 31,
	2022	2021
Finished goods and purchased parts	$42,448	$41,041
Raw materials	18,720	18,905
Work-in-process	11,132	10,211
Total	$72,300	$70,157

At December 31, 2021, there was uncertainty as to the level of demand from the new fitness customer. The Company received a notification from the new fitness customer in February 2022 resulting in a change in forecasted future cash flow, triggering an impairment assessment of assets purchased, and assets the Company committed to purchase, to meet obligations under the agreement with the new fitness customer as December 31, 2021. As a result, at December 31, 2021, the Company recorded an inventory impairment of $700, of which $661 was due to loss contacts recorded in other current liabilities and a $39 decrease to inventories. As of March 31, 2022, there were no additional impairments or reversals of previously recorded impairments to inventory.

Property, plant and equipment

Property, plant and equipment as of March 31, 2022 and December 31, 2021 consist of:

	Useful Lives	March 31,	December 31,
	Years	2022	2021
Land	Indefinite	$1,033	$1,033
Land improvements	15-39	3,169	3,169
Building and building improvements	15-39	57,460	56,243
Machinery, equipment and tooling	3-10	227,543	222,202
Vehicles	5	4,022	3,943
Office furniture and fixtures	3-7	18,445	17,960
Construction in progress	N/A	16,783	15,443
Total property, plant and equipment, gross		328,455	319,993
Less accumulated depreciation		204,092	199,247
Total property, plant and equipment, net		$124,363	$120,746

Depreciation expense for the three months ended March 31, 2022 and 2021 was $5,468 and $5,074, respectively.

At December 31, 2021, there was uncertainty as to the level of demand from the new fitness customer. The Company received a notification from the new fitness customer in February 2022 resulting in a change in forecasted future cash flow, triggering an impairment assessment of assets purchased, and assets the Company committed to purchase, to meet obligations under the agreement with the new fitness customer as December 31, 2021. As a result, at December 31, 2021, the Company recorded a long-lived asset impairment $12,875.

During the quarter ended March 31, 2022, the Company was able to cancel $1,183 of purchase commitments for property, plant and equipment relating to the new fitness customer that had previously been recorded in the Condensed Consolidated Statements of Comprehensive Income as an impairment of long-lived assets and loss on contracts as of December 31, 2021. The cancellation of loss contracts has resulted in the reversal of this amount from other current liabilities in the Condensed Consolidated Balance Sheets and recorded in the Condensed Consolidated Statements of Comprehensive Income as an impairment of long-lived assets and gain on contracts for the current period.

As of March 31, 2022, $2,788 of property, plant and equipment has been reclassified within the Condensed Consolidated Balance Sheets as assets held for sale. As a result of the impairment recorded at December 31, 2021, these assets had been previously written down to fair value as of that date, which remains consistent with the fair value as of March 31, 2022.

The Company adopted ASC 842 on January 1, 2022, classifying finance leases of $1,060 in property, plant and equipment on the Condensed Consolidated Balance Sheets as of March 31, 2022. Please refer to Note 4 – Leases for additional information. Due to the adoption, the Company reclassified capital lease, net of $1,136 to property, plant and equipment on the Condensed Consolidated Balance Sheets as of December 31, 2021.

Goodwill

Changes in goodwill between December 31, 2021 and March 31, 2022 consist of:

Balance as of December 31, 2021	$71,535
Impairment	—
Balance as of March 31, 2022	$71,535

Intangible Assets

The following is a listing of intangible assets, the useful lives in years (amortization period) and accumulated amortization as of March 31, 2022 and December 31, 2021:

	Useful Lives	March 31,	December 31,
	Years	2022	2021
Amortizable intangible assets:
Customer relationships and contracts	9-12	$78,340	$78,340
Trade name	10	14,780	14,780
Non-compete agreements	5	8,800	8,800
Patents	19	24	24
Accumulated amortization		(56,732)	(54,994)
Total amortizable intangible assets, net		45,212	46,950
Non-amortizable brand name		3,811	3,811
Total intangible assets, net		$49,023	$50,761

Non-amortizable brand name is tested annually for impairment.

Changes in intangible assets between December 31, 2021 and March 31, 2022 consist of:

Balance as of December 31, 2021	$50,761
Amortization expense	(1,738)
Balance as of March 31, 2022	$49,023

Amortization expense was $1,738 and $2,677 for the three months ended March 31, 2022 and 2021, respectively.

Future amortization expense is expected to be as followed:

Year ending December 31,
2022 (remainder)	$5,214
2023	$6,866
2024	$5,192
2025	$5,192
2026	$5,192
Thereafter	$17,556

Note 3. Bank revolving credit notes

On September 26, 2019, and as last amended on March 31, 2022, we entered into an amended and restated credit agreement (Credit Agreement) with certain lenders and Wells Fargo Bank, National Association, as administrative agent (the Agent). The Credit Agreement provides for a $200,000 revolving credit facility (the Revolving Loan), with a letter of credit sub-facility in an aggregate amount not to exceed $5,000, and a swingline facility in an aggregate amount of $20,000. The Credit Agreement also provides for an additional $100,000 of debt capacity through an accordion feature. All amounts borrowed under the Credit Agreement mature on September 26, 2024.

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

We entered into an amendment (Fourth Amendment) to the Credit Agreement on March 31, 2022 which allows the Company to incur up to $65,000 of capital expenditures in 2022, as opposed to $35,000, and revises the definition of Consolidated EBITDA to include certain restructuring and impairment charges.

At March 31, 2022, our consolidated total leverage ratio was 1.81 to 1.00 as compared to a covenant maximum of 3.25 to 1.00 in accordance with the Second Amendment of the Credit Agreement.

At March 31, 2022, our interest coverage ratio was 19.13 to 1.00 as compared to a covenant minimum of 3.00 to 1.00 under the Credit Agreement.

Under the Credit Agreement, interest is payable quarterly at the adjusted LIBOR plus an applicable margin based on the current funded indebtedness to adjusted EBITDA ratio. The interest rate was 1.75% as of March 31, 2022 and December 31, 2021. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.20% as of March 31, 2022 and December 31, 2021.

The Company was in compliance with all financial covenants of its credit agreements as of March 31, 2022 and December 31, 2021. The amount borrowed on the revolving credit notes was $83,330 and $67,610 as of March 31, 2022 and December 31, 2021, respectively.

Note 4. Leases

In February 2016, the FASB issued ASU 2019-02, Leases, creating ASC 842. For public companies, this guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For as long as the Company remained an EGC, the new guidance was effective for annual reporting periods beginning after December 15, 2022, and interim periods within fiscal years beginning after December 15, 2022. Early adoption was permitted. The Company adopted the annual reporting guidance as of January 1, 2022 using the effective date approach. The Company early adopted the interim reporting guidance for the three-month period ending March 31, 2022.

The most significant judgements and impacts related to the application of the new guidance include the following:

●	In evaluating contracts to determine if they qualify as a lease, the Company considers factors such as if the Company has obtained or transferred substantially all of the rights to the underlying asset through exclusivity, if the Company can transfer or has transferred the ability to direct the use of the asset by making decisions about how and for what purpose the asset will be used and if the lessor has substantive substitution rights.
●	The Company made judgements regarding lease terms for certain of its leases that were in month-to-month status or that contained auto-renewal clauses. The Company estimated a lease end date based on the required length of usage of the property and calculated a ROU asset and lease liability based on the resulting estimated lease term.
●	The Company has recognized ROU assets and lease liabilities for operating leases that have not previously been recorded. The lease liability for operating leases is based on the net present value of future minimum lease payments.
●	The ROU asset for operating leases is based on the initial calculated lease liability as adjusted for the reclassification of certain balance sheet amounts such as deferred rent.
●	In determining the discount rate used to measure the ROU assets and lease liabilities, the Company uses the rate implicit in the lease, or if not readily available, the Company uses the Company’s incremental borrowing rate. The base rate used to establish the Company’s incremental borrowing rate is based on a Prime Rate (or LIBOR fallback option) plus fixed basis points methodology pursuant to the Company’s revolving credit facility (as amended from time to time). Certain required adjustments were then made to this base rate to arrive at an estimated incremental borrowing rate.
●	The Company’s real property leases vary in terms of up to ten years, including options for renewal periods that are considered reasonably certain to be exercised. The Company’s personal property leases vary in terms of up to seven years, including options for renewal periods that are considered reasonably certain to be exercised.
●	Upon adoption of the new guidance at January 1, 2022, the Company established a ROU asset of $37,908 and a lease liability of $38,185 related to its real property operating leases and established a ROU asset of $2,415 and a lease liability of $2,418 related to its personal property operating leases. Additionally, the impact on retained earnings was immaterial. The January 1, 2022, balances associated with the Company’s personal property finance leases will be reclassified in the financial statements from capital lease, net to property, plant and equipment, net, from current portion of capital lease obligation to other current liabilities, and from capital lease obligation, less current maturities to other long-term liabilities on the Condensed Consolidated Balance Sheets.

The Company has real property operating leases for office and light manufacturing space. Operating leases for the Company’s personal property consist of leases for office equipment, vehicles, forklifts and storage tanks for bulk gases. The Company recognizes a ROU asset and a lease liability for operating leases based on the net present value of future minimum lease payments. Lease expense for the Company’s operating leases is recognized on a straight-line basis over the lease term, including renewal periods that are considered reasonably certain.

The Company has finance leases for two laser cutting systems and a vehicle. The Company recognizes a ROU asset and a lease liability for finance leases based on the net present value of future minimum lease payments. Lease expense for the Company’s finance leases is comprised of the amortization of the ROU asset and interest expense recognized based on the effective interest method.

Variable lease expense is related to certain of the Company’s real property leases and personal property leases, and it generally consists of property tax and insurance components that are for the benefit of the lessor (real property leases) and variable overage fees (personal property leases) that are remitted as part of the Company’s lease payments.

The components of lease expense were as follows:

Three Months Ended
March 31, 2022
Finance lease cost:
Amortization of finance lease assets	$79
Interest on finance lease liabilities	11
Total finance lease expense	90
Operating lease expense	1,522
Short-term lease expense	179
Variable lease expense	47
Total lease expense	$1,838

Total rent expense for the three months ended March 31, 2021 was approximately $1,084.

Supplemental information related to leases was as follows:

	Balance Sheet Classification	March 31, 2022
Assets:
Finance lease assets	Property, plant and equipment, net	$1,060
Operating lease assets	Operating lease assets	39,058
Total lease assets		$40,118

Current liabilities:
Current finance lease liabilities	Other current liabilities	$320
Current operating lease liabilities	Current portion of operating lease obligation	4,747
Noncurrent liabilities:
Long-term finance lease liabilities	Other long-term liabilities	812
Long-term operating lease liabilities	Operating lease obligation, less current maturities	34,697
Total lease liabilities		$40,576

March 31, 2022
Weighted average remaining lease term (in years)
Finance leases	3.4
Operating leases	8.2

Weighted average discount rate
Finance leases	4.00%
Operating leases	2.46%

The table below represents ROU asset balances by type of lease:

March 31, 2022
Real estate leases	$36,791
Equipment leases	3,049
Vehicle leases	278
Total lease assets	$40,118

Maturities of lease liabilities at March 31, 2022 and minimum lease payments under ASC 842 having initial or remaining non-cancellable terms in excess of one year were as follows:

	Operating	Finance
Year ending December 31,	Leases	Leases	Total
2022 (remainder)	$4,240	$269	$4,509
2023	5,696	358	6,054
2024	5,659	358	6,017
2025	4,831	223	5,054
2026	4,656	—	4,656
Thereafter	18,771	—	18,771
Total lease payments	43,853	1,208	45,061
Less: lease modification not yet commenced	(35)	—	(35)
Less: imputed interest	(4,374)	(76)	(4,450)
Total lease obligations	$39,444	$1,132	$40,576

At March 31, 2021, future minimum lease payments under ASC 840 were as follows:

	Operating	Finance
Year ending December 31,	Leases	Leases	Total
2021 (remainder)	$2,496	$551	$3,047
2022	2,535	734	3,269
2023	2,463	734	3,197
2024	1,654	514	2,168
2025	1,025	226	1,251
Thereafter	2,216	—	2,216
Total minimum lease payments	$12,389	$2,759	$15,148

Lease related supplemental cash flow information:

Three Months Ended
March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities for finance leases:
Operating cash flows	$11
Financing cash flows	$78

Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$1,430

Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	$46
Finance leases	$—

ROU assets are assessed for impairment in accordance with the Company’s long-lived asset policy. The Company reassesses lease classification and remeasures ROU assets and lease liabilities when a lease is modified, and that modification is not accounted for as a separate new lease or upon certain other events that require reassessment in accordance with ASC 842.

Note 5. Employee stock ownership plan

Under the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (the ESOP), the Company can make annual discretionary contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the

Company subject to the Board of Directors’ approval. For the three months ended March 31, 2022 and 2021, the Company’s estimated ESOP expense was $490 and $473, respectively.

At various times following death, disability, retirement or termination of employment, an ESOP participant is entitled to receive their ESOP account balance in accordance with various distribution methods as permitted under the policies adopted by the ESOP.

As of March 31, 2022, and December 31, 2021, the ESOP shares, excluding safe harbor shares held in the Company’s 401(k) Plan, consisted of 6,720,194 and 7,292,392 in allocated shares, respectively.

Note 6. Retirement plans

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

Note 7. Income taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company will refine its estimate based on facts and circumstances by each tax jurisdiction.

Income tax expense was $1,175 and the effective tax rate (ETR) was 23.52% for the three months ended March 31, 2022. Our ETR is different from the expected tax rate due to state taxes, non-deductible items, research and development credits and benefit from excess tax deductions related to share based compensation items.

For the three months ended March 31, 2021, income tax expense was estimated at $989 and the ETR was 27.98%.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in these jurisdictions. ASC 740, Income Taxes, states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of technical merits.

The Company’s policy for recording interest and penalties associated with potential income tax audits is to record such expense as a component of income tax expense. There were no amounts for penalties or interest recorded as of March 31, 2022. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its positions.

Uncertain Tax Positions

Based on the Company’s evaluation, it has been concluded that there is one tax position related to the research and development tax credit requiring recognition in the Company’s financial statements as of March 31, 2022. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next twelve months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. No amounts have been recorded as tax expense for interest and penalties for the three months ended March 31, 2022, as the amount for the utilized portion for the research and development credit on the Wisconsin return is considered to be immaterial. At March 31, 2022 and December 31, 2021, a total of $394 and $314, respectively, of unrecognized tax benefits would, if recognized, impact the Company’s ETR.

The Company files income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. Federal tax returns for tax years beginning January 1, 2018, and state tax returns beginning January 1, 2017, are open for examination.

Note 8. Contingencies

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

Note 9. Deferred compensation

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

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the three months ended March 31, 2022 and 2021, eligible employees elected to defer compensation of $0. As of March 31, 2022, and December 31, 2021, the short-term portion accrued for all benefit years less than twelve months under this plan was $1,028 and $0, respectively, which is included within other current liabilities on the Condensed Consolidated Balance Sheets. As of March 31, 2022, and December 31, 2021, the long-term portion accrued for all benefit years greater than twelve months under this plan was $21,913 and $25,117, respectively, which is included within deferred compensation and long-term incentive on the Condensed Consolidated Balance Sheets. These amounts include the initial deferral of compensation as adjusted for (a) subsequent changes in the share value of the Company stock or (b) in the investment options chosen by the participants. Total credit for the deferred compensation plan for the three months ended March 31, 2022 and 2021 was $1,128 and $170, respectively. These credits are included in profit sharing, bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income.

Note 10. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees, and estimated unpaid claims. As of March 31, 2020, the Company has an aggregate stop loss limit to mitigate risk. Expense related to this is approximately $4,760 and $5,096 for the three months ended March 31, 2022 and 2021, respectively. An estimated accrued liability of approximately $1,571 and $1,471 was recorded as of March 31, 2022 and December 31, 2021, respectively, for estimated unpaid claims and is included within other current liabilities on the Condensed Consolidated Balance Sheets.

Note 11. Segments

The Company applies the provisions of ASC 280, Segment Reporting. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. Based on the provisions of ASC 280, the Company has determined it has one operating segment. The Company does not earn revenues or have long-lived assets located in foreign countries.

Note 12. Fair value of financial instruments

Fair value provides information on what the Company may realize if certain assets were sold or might pay to transfer certain liabilities based upon an exit price. Financial assets and liabilities that are measured and reported at fair value are classified into a three-level hierarchy that prioritizes the inputs used in the valuation process. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The hierarchy is based on the observability and objectivity of the pricing inputs as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data. Long-term debt is classified as a Level 2 fair value input.
●	Level 3 – Prices or valuation techniques that require significant unobservable data inputs. These inputs would normally be the Company’s own data and judgements about assumptions that market participants would use in pricing the asset or liability.

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

	Balance at	Fair Value Measurements at
	March 31,	Report Date Using
	2022	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$22,941	$20,074	$2,867	$—
Total	$22,941	$20,074	$2,867	$—

	Balance at	Fair Value Measurements at
	December 31,	Report Date Using
	2021	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$25,117	$22,272	$2,845	$—
Total	$25,117	$22,272	$2,845	$—

Fair value measurements for the Company’s cash and cash equivalents are classified based upon Level 1 measurements because such measurements are based upon quoted market prices in active markets for identical assets.

Accounts receivable, accounts payable, long-term debt and accrued liabilities are recorded in the Condensed Consolidated Balance Sheets at cost and approximate fair value.

Deferred compensation liabilities are recorded at amounts due to participants at the time of deferral. Deferrals are invested in an investment vehicle based on the options made available to the participant, considered to be Level 1 and Level 2 on the fair value hierarchy, with the majority of the current balance as Level 1. The change in fair value is recorded in the profit sharing, bonuses, and deferred compensation line item on the Condensed Consolidated Statements of Comprehensive Income. The short-term and long-term balances due to participants are reflected on the other current liabilities and deferred compensation and long-term incentive line items, respectively, on the Condensed Consolidated Balance Sheets.

The Company’s non-financial assets such as intangible assets and property, plant, and equipment are re-measured at fair value when there is an indication of impairment and adjusted only when an impairment charge is recognized.

Note 13. Earnings Per Share

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

Options in the money that were not included in the computation of diluted earnings per share because they would have had an anti-dilutive impact on earnings per share were as follows:

	Three Months Ended March 31,
	2022	2021
Stock options	479,947	307,365

Note 14. Revenue Recognition

Contract Assets and Contract Liabilities

The Company has contract assets and contract liabilities, which are included in tooling in progress and other current liabilities on the Condensed Consolidated Balance Sheets, respectively. Contract assets include products where the Company has satisfied its performance obligation, but receipt of payment is contingent upon delivery. Contract liabilities include deferred tooling revenue, where the performance obligation was not met. The performance obligation is satisfied when the tooling is completed and the customer signs off through the Product Part Approval Process (PPAP). Cost of goods sold is recognized and released from the balance sheet when control of the tooling promised under contract is transferred to the customer.

The Company’s contracts with customers are short-term in nature; therefore, revenue is typically recognized, billed and collected within a 12-month period. The following table reflects the changes in our contract assets and liabilities during the three months ended March 31, 2022.

	Contract	Contract
	Assets	Liabilities
As of December 31, 2021	$3,950	$2,718
Net Activity	1,246	665
As of March 31, 2022	$5,196	$3,383

Disaggregated Revenue

The following table represents a disaggregation of revenue by product category:

	Three Months Ended
	March 31,
	2022	2021
Outdoor sports	$2,527	$2,671
Fabrication	82,232	69,370
Performance structures	28,959	20,455
Tube	18,309	14,887
Tank	8,550	6,792
Total	140,577	114,175
Intercompany sales elimination	(4,325)	(1,555)
Total, net sales	$136,252	$112,620

Note 15. Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales or net trade receivables:

	Net Sales		Accounts Receivable
	Three Months Ended		As of	As of
	March 31,		March 31,	December 31,
	2022	2021	2022	2021
Customer
A	18.2%	15.7%	15.3%	10.2%
B	11.1%	12.0%	<10%	<10%
C	<10%	12.5%	<10%	<10%
D	15.7%	13.3%	11.3%	<10%
E	<10%	<10%	13.2%	11.2%

Note 16. Stock based compensation

The Mayville Engineering Company, Inc. 2019 Omnibus Incentive Plan provides the Company the ability to grant monetary payments based on the value of its common stock, up to 2,000,000 shares.

On April 20, 2021, shareholders of the Company approved an amendment to the 2019 Omnibus Incentive Plan increasing the number of shares of common stock authorized for issuance by 2,500,000 shares.

The Company recognizes stock-based compensation using the fair value provisions prescribed by ASC 718, Compensation – Stock Compensation. Accordingly, compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of the share-based instrument at the time of grant and are recognized as expense over the vesting period of the share-based instrument. For units, fair value is equivalent to the stock price at the date of grant. The Black-Scholes option pricing model is utilized to determine fair value for options.

Cancellations and forfeitures are accounted for as incurred.

Stock awards were granted on February 28, 2022, June 3, 2021, May 12, 2021, April 20, 2021, February 28, 2021, May 12, 2020, February 27, 2020 and May 8, 2019. There were no stock awards granted prior to this.

During the three months ended March 31, 2022, 234,582 units vested. For the same period, 512,927 options vested with a weighted average strike price of $9.18. During the three months ended March 31, 2021, 144,502 units vested. For the same period, 359,248 options vested with a strike price of $7.12.

As of March 31, 2022, 1,107,714 options remained outstanding with a weighted average strike price of $10.31 and a weighted average contractual life of 7.98 years remaining.

The Company’s stock-based compensation expense by award type is summarized as follows:

	Three Months Ended
	March 31,
	2022	2021
Unit awards	$751	$719
Option awards	506	481
Stock based compensation expense, net of tax	$1,257	$1,200

A rollforward of unrecognized stock-based compensation expense is displayed in the table below. Unrecognized stock-based compensation expense as of March 31, 2022 will be expensed over the remaining requisite service period from which individual award values relate, up to February 28, 2023.

	Units	Options	Total
Balance as of December 31, 2021	$1,676	$1,537	$3,213
Grants	3,007	2,573	5,580
Forfeitures	(39)	—	(39)
Expense	(751)	(506)	(1,257)
Balance as of March 31, 2022	$3,893	$3,604	$7,497

Note 17. Subsequent events

The Company has evaluated subsequent events since March 31, 2022, the date of these financial statements. There were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in the understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in Part II Item 1A. of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 and our unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item I of this Quarterly Report on Form 10-Q. In this discussion, we use certain non-GAAP financial measures. Explanation of these non-GAAP financial measures and reconciliation to the most directly comparable GAAP financial measures are included in this Management Discussion and Analysis of Financial Condition and Results of Operations. Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.

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

For the three months ended March 31, 2022 and 2021, net sales reflected the ongoing supply chain constraints impacting many of our customers. Additionally, we continue to experience inflationary pressures on wages, benefits, materials, and manufacturing supplies due to a higher level of competition for employees and materials. We are unable to predict the future impact of the labor and supply chain shortages and inflation, and the resulting impact on our Company’s business, financial condition, cash flows and results of operations.

The future financial effects of the continuing COVID-19 pandemic are unknown due to many factors. These factors include uncertainty related to Delta, Omicron and other variants, uncertainty of the effectiveness of governmental actions to address the pandemic, including health, monetary and fiscal policies, the effect of elevated levels of sovereign and state debt, capital market disruptions, changes in demand and pricing, trade agreements, other geopolitical events, and the availability and volatility in the price of raw materials and other commodities. As a result, predicting the Company’s forecasted financial performance is difficult and subject to many assumptions.

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

How We Assess Performance

Net Sales. Net sales reflect sales of our components and products net of allowances for returns and discounts. In addition to the COVID-19 pandemic, several factors affect our net sales in any given period, including general economic conditions, weather, timing of acquisitions and the production schedules of our customers. Net sales are recognized at the time of shipment or at delivery to the customer.

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

Depreciation and Amortization. We carry property, plant and equipment on our balance sheet at cost, net of accumulated depreciation. Depreciation on property, plant and equipment is computed on a straight-line basis over the estimated useful life of the asset. The periodic expense related to leasehold improvements and intangible assets is depreciation and amortization expense, respectively. Leasehold improvements are depreciated over the lesser of the life of the underlying asset or the remaining lease term. Our intangible assets were recognized as a result of certain acquisitions and are generally amortized on a straight-line basis over the estimated useful lives of the assets.

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

Adjusted EBITDA represents EBITDA before stock-based compensation, Hazel Park transition costs due to the fitness customer and impairment charges on long-lived assets specifically purchased to meet obligations under the agreement with our fitness customer. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA and Adjusted EBITDA Margin as management uses these measures as key performance indicators, and we believe they are measures frequently used by securities analysts, investors and other parties to evaluate companies in our industry. These measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP.

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

	Three Months Ended
	March 31,
	2022	2021
Net income	$3,822	$2,545
Interest expense	567	532
Provision for income taxes	1,175	989
Depreciation and amortization	7,207	7,751
EBITDA	12,771	11,817
Hazel Park transition costs due to fitness customer	1,927	—
Stock based compensation expense	1,257	1,200
Impairment of long-lived assets and gain on contracts	(1,183)	—
Adjusted EBITDA	$14,772	$13,017
Net sales	$136,252	$112,620
EBITDA Margin	9.4%	10.5%
Adjusted EBITDA Margin	10.8%	11.6%

Consolidated Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended March 31,
	2022		2021		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$136,252	100.0%	$112,620	100.0%	$23,632	21.0%
Cost of sales	121,370	89.1%	97,844	86.9%	23,526	24.0%
Manufacturing margins	14,882	10.9%	14,776	13.1%	106	0.7%
Amortization of intangibles	1,738	1.3%	2,677	2.4%	(939)	(35.1)%
Profit sharing, bonuses and deferred compensation	2,548	1.9%	2,865	2.5%	(317)	(11.1)%
Employee stock ownership plan expense	490	0.2%	473	0.4%	17	3.6%
Other selling, general and administrative expenses	5,725	4.2%	4,695	4.2%	1,030	21.9%
Impairment of long-lived assets and gain on contracts	(1,183)	—%	—	0.0%	(1,183)	N/A
Income from operations	5,564	4.1%	4,066	3.6%	1,498	36.8%
Interest expense	(567)	0.4%	(532)	0.5%	35	6.6%
Provision for income taxes	1,175	0.9%	989	0.9%	186	18.8%
Net income and comprehensive income	$3,822	2.8%	$2,545	2.3%	$1,277	50.2%
EBITDA	$12,771	9.4%	$11,817	10.5%	$954	8.1%
Adjusted EBITDA	$14,772	10.8%	$13,017	11.6%	$1,755	13.5%

Net Sales. Net sales were $136,252 for the three months ended March 31, 2022 as compared to $112,620 for the three months ended March 31, 2021, an increase of $23,632, or 21.0%. This increase was primarily driven by contractual raw material price pass-throughs to customers, commercial pricing increases and improved volumes.

Manufacturing Margins. Manufacturing margins were $14,882 for the three months ended March 31, 2022 as compared to $14,776 for the three months ended March 31, 2021, an increase of $106, or 0.7%. The slight increase was driven by the impact of higher demand and commercial pricing, offset by Hazel Park transition costs in the current period.

Manufacturing margin percentages were 10.9% for the three months ended March 31, 2022, as compared to 13.1% for the three months ended March 31, 2021, a decrease of 2.2%. The decrease was mainly attributable to the previously discussed Hazel Park,

MI facility transition costs and the dilutive impact of material price pass-throughs to customers which increase sales but do not impact margins.

Amortization of Intangibles Assets. Amortization of intangible assets was $1,738 for the three months ended March 31, 2022 as compared to $2,677 for the three months ended March 31, 2021, a decrease of $939, or 35.1%. The decrease is due to the full amortization of certain intangible assets.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit sharing, bonuses, and deferred compensation expenses were $2,548 for the three months ended March 31, 2022 as compared to $2,865 for the three months ended March 31, 2021, a decrease of $317, or 11.1%. The decrease was primarily related to a decrease in deferred compensation expense, offset by increases in expected annual discretionary retirement benefit contributions and bonus expense.

Employee Stock Ownership Plan Expense. Employee stock ownership plan estimated expense was $490 for the three months ended March 31, 2022 as compared to $473 for the three months ended March 31, 2021, an increase of $17. The change is due to the discretionary nature of contributions to the ESOP plan.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $5,725 for the three months ended March 31, 2022 as compared to $4,695 for the three months ended March 31, 2021, an increase of $1,030, or 21.9%. The increase was predominantly attributable to higher consulting and professional fees, wages and benefits, information technology, travel and entertainment expenses.

Impairment of Long-Lived Assets and Gain on Contracts. At December 31, 2021, there was uncertainty as to the level of demand from the new fitness customer. The Company received a notification from the new fitness customer in February 2022 resulting in a change in forecasted future cash flow, triggering an impairment assessment of assets purchased, and assets the Company committed to purchase, to meet obligations under the agreement with the new fitness customer as December 31, 2021. The notification informed the Company that it did not forecast any demand for any products or parts that were the subject of the agreement between the Company and the customer for the remainder of the agreement’s term, which ends in March 2026. Given the circumstances, GAAP required the Company to assess whether the assets were impaired. As a result of this assessment, the Company recorded an impairment on the assets specifically purchased to meet obligations under the agreement with the fitness customer. As a result, the Company recorded an impairment of long-lived assets and loss on contracts of $16,151 in the fourth quarter of the prior year.

During the three months ended March 31, 2022, the Company was able to cancel $1,183 of purchase commitments for property, plant and equipment relating to the new fitness customer that had previously been recorded as an impairment of long-lived assets and loss on contracts at December 31, 2021. The cancellation of purchase commitments resulted in the reversal of this amount.

Interest Expense. Interest expense was $567 for the three months ended March 31, 2022 as compared to $532 for the three months ended March 31, 2021, an increase of $35, or 6.6%. The change is due to higher average debt levels as compared to the prior period.

Provision for Income Taxes. Income tax expense was $1,175 for the three months ended March 31, 2022 as compared to $989 for the three months ended March 31, 2021. Please reference Note 7 – Income Taxes of the Condensed Consolidated Financial Statements for more specifics. As of March 31, 2022, our federal net operating loss (NOL) carryforward was $18,466 driven by the pretax losses incurred in prior years. The NOL does not expire and will be used to offset future pretax income. We estimate our long-term effective tax rate to be approximately 27%, based on current tax regulations.

Due to the factors described in the preceding paragraphs, net income, comprehensive income, EBITDA and Adjusted EBITDA increased and EBITDA Margin and Adjusted EBIDTA margin decreased during the three months ended March 31, 2022.

Liquidity and Capital Resources

Cash Flows Analysis

	Three Months Ended
	March 31,		Increase (Decrease)
	2022	2021	$ Change	% Change
Net cash provided by (used in) operating activities	$(425)	$4,194	(4,619)	(110.1)%
Net cash used in investing activities	(12,620)	(5,255)	(7,365)	(140.2)%
Net cash provided by financing activities	13,047	1,064	11,983	1,126.2%
Net change in cash	$2	$3	$(1)	(33.3)%

Operating Activities. Cash used in operating activities was $425 for the three months ended March 31, 2022, as compared to cash provided by of $4,194 for the three months ended March 31, 2021. The $4,619 decrease in operating cash flows primarily correlates to changes in net working capital offset by higher net income reported in the current period than compared to the prior year period. More specifically to the working capital changes, accounts receivable rose relative to the growth in revenues. Inventories increased by a lesser amount than the prior year period due to decreased volatility within the raw material market along with additional inventory carried at the end of 2021 associated with the deferment of customer orders. Additionally, accounts payable increased due to the higher raw material prices and a higher discretionary bonus payout, associated with prior year performance, in the current period compared to the prior year period.

Investing Activities. Cash used in investing activities was $12,620 for the three months ended March 31, 2022, as compared to $5,255 for the three months ended March 31, 2021. The $7,365 increase in cash used in investing activities was driven by the ongoing investment in new technology and automation and repurposing of assets at the Company’s Hazel Park, MI facility, which is expected to continue through 2022.

Financing Activities. Cash provided by financing activities was $13,047 for the three months ended March 31, 2022, as compared to $1,064 for the three months ended March 31, 2021. The $11,983 change was primarily driven by higher borrowings in excess of debt repayments in the current period as the Company continues to invest in new technology and automation and its Hazel Park, MI facility. Additionally, the Company repurchased 200,000 shares of its common stock in the first quarter of 2022 under our share repurchase program at a total cost of $2,323. The Company did not repurchase any of our common stock during the prior year period. The Company’s decision to repurchase additional shares in 2022 will depend on business conditions, free cash flow generation, other cash requirements and stock price. See Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information regarding share repurchases.

Amended and Restated Credit Agreement

On September 26, 2019, and as last amended as of March 31, 2022, we entered into the Credit Agreement with certain lenders and Wells Fargo Bank, National Association, the Agent. The Credit Agreement provides for a $200,000 Revolving Loan, with a letter of credit sub-facility in an aggregate amount not to exceed $5,000, and a swingline facility in an aggregate amount of $20,000. The Credit Agreement also provides for an additional $100,000 of capacity through an accordion feature. All amounts borrowed under the Credit Agreement mature on September 26, 2024.

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

At March 31, 2022, the interest rate on outstanding borrowings under the Revolving Loan was 1.75%. At March 31, 2022, we had availability of $116,670 under the Revolving Loan.

We must pay a commitment fee at a rate of 0.20% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Credit Agreement. We must also pay fees as specified in the Fee Letter (as defined in the Credit Agreement) and with respect to any letters of credit issued under the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness, create or incur liens, make certain investments, merge or consolidate with another entity, make certain asset dispositions, pay dividends or other distributions to shareholders, enter into transactions with affiliates, enter into sale leaseback transactions or make capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum interest coverage ratio of 3.00 to 1.00. At March 31, 2022, our interest coverage ratio was 19.13 to 1.00. The Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 3.25 to 1.00, although such leverage ratio can be increased in connection with certain acquisitions. As of March 31, 2022, our consolidated total leverage ratio was 1.81 to 1.00.

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

On June 30, 2020, March 31, 2021 and March 31, 2022, the Company entered into amendments to the Credit Agreement. Please refer to Note 3 – Bank Revolving Credit Notes in the Notes to the Consolidated Financial Statements for a more detailed discussion.

Capital Requirements and Sources of Liquidity

During the three months ended March 31, 2022 and 2021, our capital expenditures were $12,979 and $5,559, respectively. The increase of $7,420 was driven by our ongoing investment in new technology and automation along with the repurposing of assets in the Company’s Hazel Park, MI facility, which is expected to continue through 2022. Capital expenditures for the full year 2022 are expected to be between $55,000 and $65,000.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. At March 31, 2022, we had immediate availability of $116,670 through our Revolving Loan and another $100,000 through an accordion feature under our Credit Agreement, subject to the covenants under the Credit Agreement. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital. We will continue to have access to the availability currently provided under the Credit Agreement as long as we remain compliant with the financial covenants. Based on our estimates of the impact of the COVID-19 pandemic at this time, we expect to be in compliance with these financial covenants through 2022 and the foreseeable future.

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

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at March 31, 2022:

		Payments Due by Period
	Total	2022 (Remainder)	2023 – 2024	2025 – 2026	Thereafter
Long-term debt principal payment obligations (1)	$83,330	$—	$83,330	$—	$—
Equipment financing agreements (2)	2,428	908	1,520	—	—
Forecasted interest on debt payment obligations (3)	4,351	1,341	3,010	—	—
Finance lease obligations (4)	1,208	269	716	223	—
Operating lease obligations (4)	43,853	4,240	11,355	9,487	18,771
Total	$135,170	$6,758	$99,931	$9,710	$18,771
(1)	Principal payments under the Company’s Credit Agreement, which expires in 2024.
(2)	Financing agreements entered into to purchase manufacturing equipment. Current and long-term portions are classified in other current liabilities and other long-term liabilities, respectively, on the Consolidated Balance Sheets
(3)	Forecasted interest on debt obligations are based on the debt balance, interest rate, and unused fee of the Company’s revolver credit facility as of March 31, 2022, and the debt balances and interest rates of the Company’s equipment finance agreements.
(4)	See Note 4 – Leases in the Notes to Consolidated Financial Statements for additional information.

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

The amount borrowed under the Revolving Loan under the Credit Agreement was $83.3 million as of March 31, 2022. The interest rate was 1.75% as of March 31, 2022. Please see “Liquidity and Capital Resources – Amended and Restated Credit Agreement” in Part I, Item 2 of this Quarterly Report on Form 10-Q and Note 3 in the Notes to the Unaudited Condensed Consolidated Financial Statements for more specifics.

A hypothetical 100-basis-point increase in interest rates would have resulted in an additional $0.2 million of interest expense based on our variable rate debt at March 31, 2022. We do not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect our cash flow.

Commodity Risk

We source a wide variety of materials and components from a network of suppliers. While such materials are generally available from numerous suppliers, the COVID-19 pandemic has resulted in availability delays at times. In addition, commodity raw materials, such as steel, aluminum, copper, paint and paint chemicals, and other production costs are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and in many cases utilize contracts with those customers to mitigate the impact of commodity raw material price fluctuations. As of March 31, 2022, we did not have any commodity hedging instruments in place.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, with the exception of those changes related to the adoption of ASC 842 Leases that occurred during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. The adoption of this guidance resulted in policy, process and related internal control changes to conform with the requirements of the new standard including the implementation of new software and related internal controls. Please refer to Note 4 – Leases of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the impact of ASC 842 Leases on the Company.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 2, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to purchases we made of shares of our common stock during the quarter ended March 31, 2022:

			Total Number	Dollar Value of
			of Shares	Shares that
	Total		Purchased as	May Yet Be
	Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs (1)
January 2022	100,000	$11.78	100,000	$22,322,307
February 2022	100,000	$11.46	100,000	$21,176,679
March 2022	—	$—	—	$21,176,679
Total	200,000		200,000
(1)	October 28, 2019, our Board of Directors approved an increase of our prior share repurchase program from $4 million to $25 million of shares of our common stock through 2021. On October 19, 2021, the Board of Directors approved a new share repurchase program of up to $25 million of shares through 2023. The new share repurchase program replaced the prior program.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description

10.1

Fourth Amendment, dated as of March 31, 2022, to the Amended and Restated Credit Agreement, dated as of September 26, 2019, by and among Mayville Engineering Company, Inc., the lenders from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on April 1, 2022).

10.2

Retirement Transition Agreement, dated as of March 31, 2022, by and between Mayville Engineering Company, Inc. and Robert D. Kamphuis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2022).

10.3

Agreement on Confidentiality, Assignment of Intellectual Property, Non-Competition and Non-Solicitation, dated as of March 31, 2022, by and between Mayville Engineering Company, Inc. and Robert D. Kamphuis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2022).

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

MAYVILLE ENGINEERING COMPANY, INC.

Date: May 4, 2022	By:	/s/ Robert D. Kamphuis
Robert D. Kamphuis
Chairman, President & Chief Executive Officer

	By:	/s/ Todd M. Butz
Todd M. Butz
Chief Financial Officer