Form 10-Q
period 2022-06-30
Mayville Engineering Company, Inc.
filed 2022-08-03
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 28, 2022, the registrant had 20,532,691 shares of common stock, no par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$105	$118
Receivables, net of allowances for doubtful accounts of $799 at June 30, 2022 and $631 at December 31, 2021	71,223	55,417
Inventories, net	74,103	70,157
Tooling in progress	5,317	3,950
Prepaid expenses and other current assets	4,580	2,924
Total current assets	155,328	132,566
Property, plant and equipment, net	129,509	120,746
Assets held for sale	1,288	—
Goodwill	71,535	71,535
Intangible assets, net	47,285	50,761
Operating lease assets	37,842	—
Other long-term assets	3,497	3,865
Total assets	$446,284	$379,473
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$58,679	$50,119
Current portion of operating lease obligation	4,803	—
Accrued liabilities:
Salaries, wages, and payroll taxes	9,670	8,684
Profit sharing and bonus	6,329	5,289
Current portion of deferred compensation	17,531	—
Other current liabilities	13,495	13,280
Total current liabilities	110,507	77,372
Bank revolving credit notes	76,063	67,610
Operating lease obligation, less current maturities	33,531	—
Deferred compensation, less current portion	2,949	25,117
Deferred income tax liability	11,040	8,641
Other long-term liabilities	1,725	2,462
Total liabilities	$235,815	$181,202
Commitments and contingencies (see Note 8)
Common shares, no par value, 75,000,000 authorized, 21,645,193 shares issued at June 30, 2022 and 21,386,382 at December 31, 2021	—	—
Additional paid-in-capital	199,899	197,186
Retained earnings	17,298	7,547
Treasury shares at cost, 1,112,502 shares at June 30, 2022 and 1,050,448 at December 31, 2021	(6,728)	(6,462)
Total shareholders’ equity	210,469	198,271
Total	$446,284	$379,473

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except share amounts and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$138,337	$120,213	$274,589	$232,833
Cost of sales	120,079	103,933	241,449	201,777
Amortization of intangible assets	1,738	2,677	3,476	5,353
Profit sharing, bonuses, and deferred compensation	1,208	3,210	3,755	6,074
Employee stock ownership plan expense	1,330	228	1,820	701
Other selling, general and administrative expenses	6,396	5,362	12,121	10,059
Impairment of long-lived assets and gain on contracts	(906)	—	(2,089)	—
Income from operations	8,492	4,803	14,057	8,869
Interest expense	(765)	(504)	(1,332)	(1,036)
Income before taxes	7,727	4,299	12,725	7,833
Income tax expense	1,798	1,007	2,974	1,996
Net income and comprehensive income	$5,929	$3,292	$9,751	$5,837

Earnings per share:
Basic	$0.29	$0.16	$0.48	$0.29
Diluted	$0.29	$0.16	$0.47	$0.28

Weighted average shares outstanding:
Basic	20,581,945	20,454,541	20,490,944	20,316,936
Diluted	20,650,551	20,864,531	20,807,677	20,685,741

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,751	$5,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,975	10,236
Amortization	3,476	5,353
Allowance for doubtful accounts	168	49
Inventory excess and obsolescence reserve	87	(589)
Stock-based compensation expense	2,714	2,588
Loss (gain) on disposal of property, plant and equipment	(625)	66
Impairment of long-lived assets and gain on contracts	(2,089)	—
Deferred compensation	(4,637)	(170)
Non-cash lease expense	2,482	—
Other non-cash adjustments	176	151
Changes in operating assets and liabilities – net of effects of acquisition:
Accounts receivable	(15,973)	(16,331)
Inventories	(4,033)	(8,984)
Tooling in progress	(1,367)	1,033
Prepaids and other current assets	(1,561)	(1,094)
Accounts payable	9,275	14,324
Deferred income taxes	2,504	1,484
Operating lease obligations	(2,270)	—
Accrued liabilities	6,631	4,277
Net cash provided by operating activities	15,684	18,230
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(26,351)	(16,986)
Proceeds from sale of property, plant and equipment	5,228	414
Net cash used in investing activities	(21,123)	(16,572)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	218,867	157,388
Payments on bank revolving credit notes	(210,414)	(158,791)
Repayments of other long-term debt	(547)	—
Purchase of treasury stock	(2,323)	—
Payments on finance leases	(157)	(310)
Proceeds from the exercise of stock options	—	80
Other financing activities	—	(27)
Net cash provided by (used in) financing activities	5,426	(1,660)
Net decrease in cash and cash equivalents	(13)	(2)
Cash and cash equivalents at beginning of period	118	121
Cash and cash equivalents at end of period	$105	$119
Supplemental disclosure of cash flow information:
Cash paid for interest	$999	$1,077
Cash paid for taxes	$450	$716
Non-cash construction in progress in accounts payable	$5,633	$2,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2021	$197,186	$(6,462)	$7,547	$198,271
Net income	—	—	3,822	3,822
401(k) plan contribution	—	2,057	—	2,057
Purchase of treasury stock	—	(2,323)	—	(2,323)
Stock-based compensation	1,257	—	—	1,257
Balance as of March 31, 2022	$198,443	$(6,728)	$11,369	$203,084
Net income	—	—	5,929	5,929
Stock-based compensation	1,456	—	—	1,456
Balance as of June 30, 2022	$199,899	$(6,728)	$17,298	$210,469

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2020	$190,793	$(4,934)	$14,998	$200,857
Net income	—	—	2,545	2,545
401(k) plan contribution	1,319	625	—	1,944
Stock-based compensation	1,200	—	—	1,200
Balance as of March 31, 2021	$193,312	$(4,309)	$17,543	$206,546
Net income	—	—	3,292	3,292
Stock-based compensation	1,388	—	—	1,388
Stock options exercised	54	—	—	54
Balance as of June 30, 2021	$194,754	$(4,309)	$20,835	$211,280

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases, creating Accounting Standard Codification (ASC) 842. Under the new guidance, lessees are required to recognize a right-of-use (ROU) asset and a lease liability for substantially all leases. When measuring ROU assets and lease liabilities, a lessee should include amounts related to option terms, such as the option of extending or terminating the lease or purchasing the underlying asset, that are reasonably certain to be exercised. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition. For finance leases, a lessee will recognize the interest on a lease liability separate from amortization of the ROU asset. In addition, repayments of principal will be presented within financing activities, and interest payments will be presented within operating activities in the statement of cash flows. For operating leases, a lessee will recognize a single lease cost on a straight-line basis and classify all cash payments within operating activities in the statement of cash flows. Entities have the option to adopt the new guidance through a cumulative effect adjustment to retained earnings applied either to the beginning of the earliest period presented (modified retrospective approach) or to the beginning of the period of adoption (effective date approach) whereby the comparative periods are unchanged. For public companies, this guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For as long as the Company remained an emerging growth company (EGC), the new guidance was effective for annual reporting periods beginning after December 15, 2022, and interim periods within fiscal years beginning after December 15, 2022. Early adoption was permitted. The Company adopted the annual reporting guidance as of January 1, 2022 using the effective date approach. The Company early adopted the interim reporting guidance during the period ended March 31, 2022.

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

Inventories as of June 30, 2022 and December 31, 2021 consist of:

	June 30,	December 31,
	2022	2021
Finished goods and purchased parts	$42,828	$41,041
Raw materials	19,500	18,905
Work-in-process	11,775	10,211
Total	$74,103	$70,157

At December 31, 2021, there was uncertainty as to the level of demand from the former fitness customer. The Company received a notification from this customer in February 2022 resulting in a change in forecasted future cash flow, triggering an impairment assessment of assets purchased, and assets the Company had committed to purchase, to meet obligations under the agreement with the former fitness customer as of December 31, 2021. As a result, at December 31, 2021, the Company recorded an inventory impairment of $700, of which $661 was due to loss contacts recorded in other current liabilities and a $39 decrease to inventories. As of June 30, 2022, there was a balance of $329 of loss contract liabilities recorded in other current liabilities on the Condensed Consolidated Balance Sheets.

Property, plant and equipment

Property, plant and equipment as of June 30, 2022 and December 31, 2021 consist of:

	Useful Lives	June 30,	December 31,
	Years	2022	2021
Land	Indefinite	$1,033	$1,033
Land improvements	15-39	3,169	3,169
Building and building improvements	15-39	57,971	56,243
Machinery, equipment and tooling	3-10	230,803	222,202
Vehicles	5	3,947	3,943
Office furniture and fixtures	3-7	18,785	17,960
Construction in progress	N/A	22,919	15,443
Total property, plant and equipment, gross		338,627	319,993
Less accumulated depreciation		209,118	199,247
Total property, plant and equipment, net		$129,509	$120,746

Depreciation expense was $5,507 and $5,161 for the three months ended June 30, 2022 and 2021, respectively, and $10,975 and $10,236 for the six months ended June 30, 2022 and 2021, respectively.

At December 31, 2021, there was uncertainty as to the level of demand from the former fitness customer. The Company received a notification from the former fitness customer in February 2022 resulting in a change in forecasted future cash flow, triggering an impairment assessment of assets purchased, and assets the Company had committed to purchase, to meet obligations under the agreement with the former fitness customer as of December 31, 2021. As a result, at December 31, 2021, the Company recorded a long-lived asset impairment $12,875.

During the three and six months ended June 30, 2022, the Company was able to cancel $906 and $2,089, respectively, of purchase commitments for property, plant and equipment relating to the former fitness customer that had previously been recorded in the Condensed Consolidated Statements of Comprehensive Income as an impairment of long-lived assets and loss on contracts as of December 31, 2021. The cancellation of loss contracts has resulted in the reversal of this amount from other current liabilities in the Condensed Consolidated Balance Sheets and recorded in the Condensed Consolidated Statements of Comprehensive Income as an impairment of long-lived assets and gain on contracts for the current period.

Throughout the three months ended June 30, 2022, the Company sold $4,971 of machinery and equipment originally intended to support production for the former fitness customer, resulting in a gain on sale of the assets of $520, which is classified in cost of sales on the Condensed Consolidated Statements of Comprehensive Income as of June 30, 2022. As a result of the previously mentioned impairment, these assets had been written down to fair value as of December 31, 2021.

As of June 30, 2022, $1,288 of property, plant and equipment has been reclassified within the Condensed Consolidated Balance Sheets as assets held for sale.

The Company adopted ASC 842 on January 1, 2022, classifying finance leases of $981 in property, plant and equipment on the Condensed Consolidated Balance Sheets as of June 30, 2022. Please refer to Note 4 – Leases for additional information. Due to the adoption, the Company reclassified net capital leases of $1,136 to property, plant and equipment on the Condensed Consolidated Balance Sheets as of December 31, 2021.

Goodwill

Changes in goodwill between December 31, 2021 and June 30, 2022 consist of:

Balance as of December 31, 2021	$71,535
Impairment	—
Balance as of June 30, 2022	$71,535

Intangible Assets

The following is a listing of intangible assets, the useful lives in years (amortization period) and accumulated amortization as of June 30, 2022 and December 31, 2021:

	Useful Lives	June 30,	December 31,
	Years	2022	2021
Amortizable intangible assets:
Customer relationships and contracts	9-12	$78,340	$78,340
Trade name	10	14,780	14,780
Non-compete agreements	5	8,800	8,800
Patents	19	24	24
Accumulated amortization		(58,470)	(54,994)
Total amortizable intangible assets, net		43,474	46,950
Non-amortizable brand name		3,811	3,811
Total intangible assets, net		$47,285	$50,761

Non-amortizable brand name is tested annually during the fourth quarter for impairment, or more frequently if triggering events occur indicating there may be impairment.

Changes in intangible assets between December 31, 2021 and June 30, 2022 consist of:

Balance as of December 31, 2021	$50,761
Amortization expense	(3,476)
Balance as of June 30, 2022	$47,285

Amortization expense was $1,738 and $2,677 for the three months ended June 30, 2022 and 2021, respectively, and $3,476 and $5,353 for the six months ended June 30, 2022 and 2021, respectively.

Future amortization expense is expected to be as followed:

Year ending December 31,
2022 (remainder)	$3,476
2023	$6,866
2024	$5,192
2025	$5,192
2026	$5,192
Thereafter	$17,556

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

At June 30, 2022, our consolidated total leverage ratio was 1.52 to 1.00 as compared to a covenant maximum of 3.25 to 1.00 in accordance with the Credit Agreement.

At June 30, 2022, our interest coverage ratio was 18.34 to 1.00 as compared to a covenant minimum of 3.00 to 1.00 under the Credit Agreement.

Under the Credit Agreement, interest is payable quarterly at the adjusted LIBOR plus an applicable margin based on the current funded indebtedness to adjusted EBITDA ratio. The interest rate was 2.06% and 1.75% as of June 30, 2022 and December 31, 2021, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.20% as of June 30, 2022 and December 31, 2021.

The Company was in compliance with all financial covenants of its credit agreements as of June 30, 2022 and December 31, 2021. The amount borrowed on the revolving credit notes was $76,063 and $67,610 as of June 30, 2022 and December 31, 2021, respectively.

Note 4. Leases

In February 2016, the FASB issued ASU 2019-02, Leases, creating ASC 842. For public companies, this guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For as long as the Company remained an EGC, the new guidance was effective for annual reporting periods beginning after December 15, 2022, and interim periods within fiscal years beginning after December 15, 2022. Early adoption was permitted. The Company adopted the annual reporting guidance as of January 1, 2022 using the effective date approach. The Company early adopted the interim reporting guidance during the period ended March 31, 2022.

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

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Finance lease cost:
Amortization of finance lease assets	$78	$157
Interest on finance lease liabilities	11	22
Total finance lease expense	89	179
Operating lease expense	1,512	3,034
Short-term lease expense	139	318
Variable lease expense	61	108
Sublease income (1)	(146)	(146)
Total lease expense	$1,655	$3,493
(1)	The Company subleased a portion of its Hazel Park, MI facility starting in June 2022.

Total rent expense for the three and six months ended June 30, 2021 was $1,081 and $2,165, respectively.

Supplemental information related to leases was as follows:

	Balance Sheet Classification	June 30, 2022
Assets:
Finance lease assets	Property, plant and equipment, net	$981
Operating lease assets	Operating lease assets	37,842
Total lease assets		$38,823

Current liabilities:
Current finance lease liabilities	Other current liabilities	$323
Current operating lease liabilities	Current portion of operating lease obligation	4,803
Noncurrent liabilities:
Long-term finance lease liabilities	Other long-term liabilities	730
Long-term operating lease liabilities	Operating lease obligation, less current maturities	33,531
Total lease liabilities		$39,387

June 30, 2022
Weighted average remaining lease term (in years)
Finance leases	3.1
Operating leases	8.0

Weighted average discount rate
Finance leases	4.00%
Operating leases	2.46%

The table below represents ROU asset balances by type of lease:

June 30, 2022
Real estate leases	$35,706
Equipment leases	2,874
Vehicle leases	243
Total lease assets	$38,823

Maturities of lease liabilities at June 30, 2022 and minimum lease payments under ASC 842 having initial or remaining non-cancellable terms in excess of one year were as follows:

	Operating	Finance
Year ending December 31,	Leases	Leases	Total
2022 (remainder)	$2,837	$179	$3,016
2023	5,704	359	6,063
2024	5,667	357	6,024
2025	4,837	223	5,060
2026	4,656	—	4,656
Thereafter	18,771	—	18,771
Total lease payments	42,472	1,118	43,590
Less: lease modification not yet commenced	—	—	—
Less: imputed interest	(4,138)	(65)	(4,203)
Total lease obligations	$38,334	$1,053	$39,387

At June 30, 2021, future minimum lease payments under ASC 840 were as follows:

	Operating	Finance
Year ending December 31,	Leases	Leases	Total
2021 (remainder)	$2,647	$367	$3,014
2022	5,528	734	6,262
2023	5,521	734	6,255
2024	4,786	514	5,300
2025	4,282	226	4,508
Thereafter	21,912	—	21,912
Total minimum lease payments	$44,676	$2,575	$47,251

Lease related supplemental cash flow information:

Six Months Ended
June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities for finance leases:
Operating cash flows	$22
Financing cash flows	$157

Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$2,837

Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	$106
Finance leases	$—

ROU assets are assessed for impairment in accordance with the Company’s long-lived asset policy. The Company reassesses lease classification and remeasures ROU assets and lease liabilities when a lease is modified, and that modification is not accounted for as a separate new lease or upon certain other events that require reassessment in accordance with ASC 842.

Note 5. Employee stock ownership plan

Under the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (the ESOP), the Company can make annual discretionary contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company subject to the Board of Directors’ approval. For the three months ended June 30, 2022 and 2021, the Company’s estimated ESOP expense was $1,330 and $228, respectively. For the six months ended June 30, 2022 and 2021, the Company’s estimated ESOP expense amounted to $1,820 and $701, respectively.

At various times following death, disability, retirement or termination of employment, an ESOP participant is entitled to receive their ESOP account balance in accordance with various distribution methods as permitted under the policies adopted by the ESOP.

As of June 30, 2022, and December 31, 2021, the ESOP shares, excluding safe harbor shares held in the Company’s 401(k) Plan, consisted of 5,684,879 and 7,292,392 in allocated shares, respectively.

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

Income tax expense was $1,798 and $2,974, and the effective tax rate (ETR) was 23.27% and 23.37% for the three and six months ended June 30, 2022, respectively. Our ETR is different from the expected tax rate due to state taxes, non-deductible items, research and development credits and benefit from excess tax deductions related to share based compensation items.

For the three and six months ended June 30, 2021, income tax expense was estimated at $1,007 and $1,996 and the ETR was 23.43% and 25.48%, respectively.

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

The Company’s policy for recording interest and penalties associated with potential income tax audits is to record such expense as a component of income tax expense. There were no amounts for penalties or interest recorded as of June 30, 2022. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its positions.

Uncertain Tax Positions

Based on the Company’s evaluation, it has been concluded that there is one tax position related to the research and development tax credit requiring recognition in the Company’s financial statements as of June 30, 2022. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. No amounts have been recorded as tax expense for interest and penalties for the three and six months ended June 30, 2022, as the amount for the utilized portion for the research and development credit on the Wisconsin return is considered to be immaterial. At June 30, 2022 and December 31, 2021, a total of $394 and $314, respectively, of unrecognized tax benefits would, if recognized, impact the Company’s ETR.

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

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the three and six months ended June 30, 2022 and 2021, eligible employees elected to defer compensation of $0. As of June 30, 2022 and December 31, 2021, the short-term portion accrued for all benefit years less than 12 months under this plan was $17,531 and $0, respectively. As of June 30, 2022 and December 31, 2021, the long-term portion accrued for all benefit years greater than 12 months under this plan was $2,949 and $25,117. These amounts include the initial deferral of compensation as adjusted for (a) subsequent changes in the share value of the Company stock or (b) in the investment options chosen by the participants. Total expense (credit) for the deferred compensation plan for the three months ended June 30, 2022 and 2021 was $(2,461) and $575, respectively. Total expense (credit) for the deferred compensation plan for the six months ended June 30, 2022 and 2021 amounted to $(3,589) and $405, respectively. These expenses (credits) are included in profit sharing, bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income. Additionally, the Company made distributions of $1,048 and $575 for the six months ended June 30, 2022 and 2021, respectively.

Note 10. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees, and estimated unpaid claims. Since March 31, 2020, the Company has an aggregate stop loss limit to mitigate risk. Expense related to this is approximately $3,388 and $3,290 for the three months ended June 30, 2022 and 2021, respectively, and $8,148 and $7,011 for the six months ended June 30, 2022 and 2021, respectively. An estimated accrued liability of approximately $1,421 and $1,471 was recorded as of June 30, 2022 and December 31, 2021, respectively, for estimated unpaid claims and is included within other current liabilities on the Condensed Consolidated Balance Sheets.

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

Note 12. Fair value of financial instruments

Fair value provides information on what the Company may realize if certain assets were sold or might pay to transfer certain liabilities based upon an exit price. Financial assets and liabilities that are measured and reported at fair value are classified into a three-level hierarchy that prioritizes the inputs used in the valuation process. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The hierarchy is based on the observability and objectivity of the pricing inputs as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data. Long-term debt is classified as a Level 2 fair value input.
●	Level 3 – Prices or valuation techniques that require significant unobservable data inputs. These inputs would normally be the Company’s own data and judgements about assumptions that market participants would use in pricing the asset or liability.

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

	Balance at	Fair Value Measurements at
	June 30,	Report Date Using
	2022	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$20,480	$20,480	$—	$—
Total	$20,480	$20,480	$—	$—

	Balance at	Fair Value Measurements at
	December 31,	Report Date Using
	2021	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$25,117	$22,272	$2,845	$—
Total	$25,117	$22,272	$2,845	$—

Fair value measurements for the Company’s cash and cash equivalents are classified based upon Level 1 measurements because such measurements are based upon quoted market prices in active markets for identical assets.

Accounts receivable, accounts payable, long-term debt and accrued liabilities are recorded in the Condensed Consolidated Balance Sheets at cost and approximate fair value.

Deferred compensation liabilities are recorded at amounts due to participants at the time of deferral. Deferrals are invested in an investment vehicle based on the options made available to the participant, considered to be Level 1 and Level 2 on the fair value hierarchy, with the current balance as Level 1. The change in fair value is recorded in the profit sharing, bonuses, and deferred compensation line item on the Condensed Consolidated Statements of Comprehensive Income. The short-term and long-term balances due to participants are reflected on the current portion of deferred compensation and deferred compensation, less current portion, line items, respectively, on the Condensed Consolidated Balance Sheets.

The Company’s non-financial assets such as goodwill, intangible assets and property, plant, and equipment are re-measured at fair value when there is an indication of impairment and adjusted only when an impairment charge is recognized.

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

A reconciliation of basic and diluted net income per share attributable to the Company were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income attributable to MEC	$5,929	$3,292	$9,751	$5,837
Average shares outstanding	20,581,945	20,454,541	20,490,944	20,316,936
Basic per share	$0.29	$0.16	$0.48	$0.29

Average shares outstanding	20,581,945	20,454,541	20,490,944	20,316,936
Effect of dilutive share-based compensation	68,606	409,990	316,733	368,805
Total potential shares outstanding	20,650,551	20,864,531	20,807,677	20,685,741
Diluted per share	$0.29	$0.16	$0.47	$0.28

Options in the money that were not included in the computation of diluted earnings per share because they would have had an anti-dilutive impact on earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	—	300,510	—	300,510

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

The Company’s contracts with customers are short-term in nature; therefore, revenue is typically recognized, billed and collected within a 12-month period. The following table reflects the changes in our contract assets and liabilities during the six months ended June 30, 2022:

	Contract	Contract
	Assets	Liabilities
As of December 31, 2021	$3,950	$2,718
Net activity	1,367	2,598
As of June 30, 2022	$5,317	$5,316

Disaggregated Revenue

The following table represents a disaggregation of revenue by product category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Outdoor sports	$2,522	$3,006	$5,049	$5,677
Fabrication	83,038	78,318	165,271	147,689
Performance structures	28,197	18,753	57,157	39,208
Tube	19,488	15,760	37,796	30,647
Tank	8,915	5,622	17,464	12,413
Total	142,160	121,459	282,737	235,634
Intercompany sales elimination	(3,823)	(1,246)	(8,148)	(2,801)
Total, net sales	$138,337	$120,213	$274,589	$232,833

Note 15. Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales or net trade receivables:

	Net Sales				Accounts Receivable
	Three Months Ended		Six Months Ended		As of	As of
	June 30,		June 30,		June 30,	December 31,
	2022	2021	2022	2021	2022	2021
Customer
A	18.3%	16.7%	18.2%	16.2%	15.1%	10.2%
B	11.9%	10.3%	11.5%	11.1%	<10%	<10%
C	<10%	<10%	<10%	10.8%	<10%	<10%
D	16.1%	15.2%	15.9%	14.3%	10.2%	<10%
E	<10%	<10%	<10%	<10%	12.7%	11.2%

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

Stock awards were granted on April 19, 2022, February 28, 2022, June 3, 2021, May 12, 2021, April 20, 2021, February 28, 2021, May 12, 2020, February 27, 2020 and May 8, 2019. There were no stock awards granted prior to this.

During the six months ended June 30, 2022, 271,992 units vested. For the same period, 512,927 options vested with a weighted average strike price of $9.18. During the six months ended June 30, 2021, 314,902 units vested. For the same period, 484,661 options vested with a strike price of $11.23.

As of June 30, 2022, 1,107,714 options remained outstanding with a weighted average strike price of $10.31 and a weighted average contractual life of 7.73 years remaining.

The Company’s stock-based compensation expense by award type is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Unit awards	$874	$849	$1,626	$1,568
Option awards	582	539	1,088	1,020
Stock based compensation expense, net of tax	$1,456	$1,388	$2,714	$2,588

A roll-forward of unrecognized stock-based compensation expense is displayed in the table below. Unrecognized stock-based compensation expense as of June 30, 2022 will be expensed over the remaining requisite service period from which individual award values relate, up to April 19, 2023.

	Units	Options	Total
Balance as of December 31, 2021	$1,676	$1,537	$3,213
Grants	3,007	2,573	5,580
Forfeitures	(39)	—	(39)
Expense	(751)	(506)	(1,257)
Balance as of March 31, 2022	$3,893	$3,604	$7,497
Grants	750	—	750
Forfeitures	—	—	—
Expense	(874)	(582)	(1,456)
Balance as of June 30, 2022	$3,769	$3,022	$6,791

Note 17. Subsequent events

The Company has evaluated subsequent events since June 30, 2022, the date of these financial statements. There were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements.

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

For the three and six months ended June 30, 2022 and 2021, net sales reflected the ongoing supply chain constraints impacting many of our customers. Additionally, we continue to experience inflationary pressures on wages, benefits, materials, and manufacturing supplies due to a higher level of competition for employees and materials. We are unable to predict the future impact of the labor and supply chain shortages and inflation, and the resulting impact on our Company’s business, financial condition, cash flows and results of operations.

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

Adjusted EBITDA represents EBITDA before stock-based compensation, Hazel Park transition costs due to the former fitness customer and impairment charges on long-lived assets and gain on contracts specifically purchased to meet obligations under the agreement with our former fitness customer. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA and Adjusted EBITDA Margin as management uses these measures as key performance indicators, and we believe they are measures frequently used by securities analysts, investors and other parties to evaluate companies in our industry. These measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income and comprehensive income	$5,929	$3,292	$9,751	$5,837
Interest expense	765	504	1,332	1,036
Provision for income taxes	1,798	1,007	2,974	1,996
Depreciation and amortization	7,245	7,838	14,451	15,589
EBITDA	15,737	12,641	28,508	24,458
Hazel Park transition costs due to former fitness customer	1,889	—	3,816	—
Stock based compensation expense	1,456	1,388	2,714	2,588
Impairment of long-lived assets and gain on contracts	(906)	—	(2,089)	—
Adjusted EBITDA	$18,176	$14,029	$32,949	$27,046
Net sales	$138,337	$120,213	$274,589	$232,833
EBITDA Margin	11.4%	10.5%	10.4%	10.5%
Adjusted EBITDA Margin	13.1%	11.7%	12.0%	11.6%

Consolidated Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	Three Months Ended June 30,
	2022		2021		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$138,337	100.0%	$120,213	100.0%	$18,124	15.1%
Cost of sales	120,079	86.8%	103,933	86.5%	16,146	15.5%
Manufacturing margins	18,258	13.2%	16,280	13.5%	1,978	12.1%
Amortization of intangibles	1,738	1.3%	2,677	2.2%	(939)	(35.1)%
Profit sharing, bonuses and deferred compensation	1,208	0.9%	3,210	2.7%	(2,002)	(62.4)%
Employee stock ownership plan expense	1,330	1.0%	228	0.2%	1,102	483.3%
Other selling, general and administrative expenses	6,396	4.6%	5,362	4.5%	1,034	19.3%
Impairment of long-lived assets and gain on contracts	(906)	(0.7)%	—	0.0%	(906)	N/A
Income from operations	8,492	6.1%	4,803	4.0%	3,689	76.8%
Interest expense	(765)	0.6%	(504)	0.4%	261	51.8%
Provision for income taxes	1,798	1.3%	1,007	0.8%	791	78.6%
Net income and comprehensive income	$5,929	4.3%	$3,292	2.7%	$2,637	80.1%
EBITDA	$15,737	11.4%	$12,641	10.5%	$3,096	24.5%
Adjusted EBITDA	$18,176	13.1%	$14,029	11.7%	$4,147	29.6%

Net Sales. Net sales were $138,337 for the three months ended June 30, 2022 as compared to $120,213 for the three months ended June 30, 2021, an increase of $18,124, or 15.1%. This increase was primarily driven by contractual raw material price pass-throughs to customers, commercial pricing increases, and improved volumes.

Manufacturing Margins. Manufacturing margins were $18,258 for the three months ended June 30, 2022 as compared to $16,280 for the three months ended June 30, 2021, an increase of $1,978, or 12.1%. The increase was driven by the impact of increased commercial pricing and greater demand, offset by Hazel Park transition costs of $1,875 in the current quarter.

Manufacturing margin percentages were 13.2% for the three months ended June 30, 2022, as compared to 13.5% for the three months ended June 30, 2021, a decrease of 0.3%. The decrease was mainly attributable to the dilutive impact of material price pass-throughs to our customers that increase sales but do not impact margin dollars and Hazel Park transition costs discussed above.

Amortization of Intangibles Assets. Amortization of intangible assets were $1,738 for the three months ended June 30, 2022 as compared to $2,677 for the three months ended June 30, 2021, a decrease of $939, or 35.1%. The decrease is due to the full amortization of certain intangible assets.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit sharing, bonuses, and deferred compensation expenses were $1,208 for the three months ended June 30, 2022 as compared to $3,210 for the three months ended June 30, 2021, a decrease of $2,002, or 62.4%. The decrease was primarily related to a decrease in deferred compensation expense due to fluctuations within the financial markets, offset by moderate increases in expected annual discretionary retirement benefit contributions and bonus expense aligning with business performance.

Employee Stock Ownership Plan Expense. Employee stock ownership plan estimated expense was $1,330 for the three months ended June 30, 2022 as compared to $228 for the three months ended June 30, 2021, an increase of $1,102, or 483.3%. The change is due to the discretionary nature of contributions to the ESOP plan to align with business performance.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $6,396 for the three months ended June 30, 2022 as compared to $5,362 for the three months ended June 30, 2021, an increase of $1,034, or 19.3%. The increase was predominantly attributable to higher consulting, professional and director fees, wages and benefits, information technology and travel and entertainment expenses.

Impairment of Long-Lived Assets and Gain on Contracts. At December 31, 2021, there was uncertainty as to the level of demand from the former fitness customer. The Company received a notification from this customer in February 2022 resulting in a change in forecasted future cash flow, triggering an impairment assessment of assets purchased, and assets the Company committed to purchase, to meet obligations under the agreement with the former fitness customer as December 31, 2021. The notification informed the Company that it did not forecast any demand for any products or parts that were the subject of the agreement between the Company and the customer for the remainder of the agreement’s term, which ends in March 2026. Given the circumstances, GAAP required the Company to assess whether the assets were impaired. As a result of this assessment, the Company recorded an impairment on the assets specifically purchased to meet obligations under the agreement with the former fitness customer. Consequently, the Company recorded an impairment of long-lived assets and loss on contracts of $16,151 in the fourth quarter of 2021.

During the three months ended June 30, 2022, the Company was able to cancel $906 of purchase commitments for property, plant and equipment relating to the former fitness customer that had previously been recorded as an impairment of long-lived assets and loss on contracts at December 31, 2021. The cancellation of purchase commitments resulted in the reversal of this amount.

Interest Expense. Interest expense was $765 for the three months ended June 30, 2022 as compared to $504 for the three months ended June 30, 2021, an increase of $261, or 51.8%. The change is due to higher average debt levels as compared to the prior year period.

Provision for Income Taxes. Income tax expense was $1,798 for the three months ended June 30, 2022 as compared to $1,007 for the three months ended June 30, 2021. Please reference Note 7 – Income Taxes of the Condensed Consolidated Financial Statements for more specifics.

Due to the factors described in the preceding paragraphs, net income, comprehensive income, EBITDA, EBITDA margin, adjusted EBITDA and adjusted EBIDTA margin increased during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Six Months Ended June 30,
	2022		2021		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$274,589	100.0%	$232,833	100.0%	$41,756	17.9%
Cost of sales	241,449	87.9%	201,777	86.7%	39,672	19.7%
Manufacturing margins	33,140	12.1%	31,056	13.3%	2,084	6.7%
Amortization of intangibles	3,476	1.3%	5,353	2.3%	(1,877)	(35.1)%
Profit sharing, bonuses and deferred compensation	3,755	1.4%	6,074	2.6%	(2,319)	(38.2)%
Employee stock ownership plan expense	1,820	0.7%	701	0.3%	1,119	159.6%
Other selling, general and administrative expenses	12,121	4.4%	10,059	4.3%	2,062	20.5%
Impairment of long-lived assets and gain on contracts	(2,089)	(0.8)%	—	0.0%	(2,089)	N/A
Income from operations	14,057	5.1%	8,869	3.8%	5,188	58.5%
Interest expense	(1,332)	0.5%	(1,036)	0.4%	296	28.6%
Provision for income taxes	2,974	1.1%	1,996	0.9%	978	49.0%
Net income and comprehensive income	$9,751	3.6%	$5,837	2.5%	$3,914	67.1%
EBITDA	$28,508	10.4%	$24,458	10.5%	$4,050	16.6%
Adjusted EBITDA	$32,949	12.0%	$27,046	11.6%	$5,903	21.8%

Net Sales. Net sales were $274,589 for the six months ended June 30, 2022 as compared to $232,833 for the six months ended June 30, 2021 for an increase of $41,756, or 17.9%. This change is primarily attributed to contractual raw material price pass-throughs to customers, commercial pricing increases, and improved volume.

Manufacturing Margin. Manufacturing margins were $33,140 for the six months ended June 30, 2022 as compared to $31,056 for the six months ended June 30, 2021, an increase of $2,084, or 6.7%. This increase was driven by the impact of increased commercial pricing and greater demand, offset by Hazel Park transition costs of $3,805 in the first half of the year.

Manufacturing margin percentages were 12.1% for the six months ended June 30, 2022 as compared to 13.3% for the six months ended June 30, 2021, a decrease of 1.2%. The decrease was mainly due to the dilutive impact of material price pass-throughs to our customers that increase sales but do not impact margin dollars and Hazel Park transition costs discussed above.

Amortization of Intangibles Assets. Amortization of intangible assets were $3,476 for the six months ended June 30, 2022 as compared to $5,353 for the six months ended June 30, 2021, a decrease of $1,877, or 35.1%. The decrease is due to the full amortization of certain intangible assets.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit sharing, bonuses, and deferred compensation expenses were $3,755 for the six months ended June 30, 2022 as compared to $6,074 for the six months ended June 30, 2021, a decrease of $2,319, or 38.2%. The decrease was primarily related to a decrease in deferred compensation expense due to fluctuations within the financial markets, offset by moderate increases in expected annual discretionary retirement benefit contributions and bonus expense aligning with business performance.

Employee Stock Ownership Plan Expense. Employee stock ownership plan estimated expense was $1,820 for the six months ended June 30, 2022 as compared to $701 for the six months ended June 30, 2021, an increase of $1,119, or 159.6%. The change is due to the discretionary nature of contributions to the ESOP plan to align with business performance.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $12,121 for the six months ended June 30, 2022 as compared to $10,059 for the six months ended June 30, 2021, an increase of $2,062, or 20.5%. The increase was predominantly attributable to higher consulting, professional and director fees, wages and benefits, information technology and travel and entertainment expenses.

Impairment of Long-Lived Assets and Gain on Contracts. At December 31, 2021, there was uncertainty as to the level of demand from the former fitness customer. The Company received a notification from this customer in February 2022 resulting in a change in forecasted future cash flow, triggering an impairment assessment of assets purchased, and assets the Company committed to purchase, to meet obligations under the agreement with the former fitness customer as December 31, 2021. The notification informed the Company that it did not forecast any demand for any products or parts that were the subject of the agreement between the Company and the customer for the remainder of the agreement’s term, which ends in March 2026. Given the circumstances, GAAP required the Company to assess whether the assets were impaired. As a result of this assessment, the Company recorded an impairment on the assets specifically purchased to meet obligations under the agreement with the former fitness customer. Consequently, the Company recorded an impairment of long-lived assets and loss on contracts of $16,151 in the fourth quarter of 2021.

During the six months ended June 30, 2022, the Company was able to cancel $2,089 of purchase commitments for property, plant and equipment relating to the former fitness customer that had previously been recorded as an impairment of long-lived assets and loss on contracts at December 31, 2021. The cancellation of purchase commitments resulted in the reversal of this amount.

Interest Expense. Interest expense was $1,332 for the six months ended June 30, 2022 as compared to $1,036 for the six months ended June 30, 2021, an increase of $296, or 28.6%. The change is due to higher average debt levels as compared to the prior year period.

Provision for Income Taxes. Income tax expense was $2,974 for the six months ended June 30, 2022 as compared to $1,996 for the six months ended June 30, 2021. Please reference Note 7 – Income Taxes of the Condensed Consolidated Financial Statements for more specifics. As of June 30, 2022, our federal NOL carryforward was $18,466 driven by the pretax losses incurred in prior years. The NOL does not expire and will be used to offset future pretax income. We estimate our long-term effective tax rate to be approximately 27%, based on current tax regulations.

Due to the factors described in the preceding paragraphs, net income, comprehensive income, EBITDA, adjusted EBITDA, and adjusted EBITDA margin increased, and EBITDA margin decreased, during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Liquidity and Capital Resources

Cash Flows Analysis

	Six Months Ended
	June 30,		Increase (Decrease)
	2022	2021	$ Change	% Change
Net cash provided by operating activities	$15,684	$18,230	(2,546)	(14.0)%
Net cash used in investing activities	(21,123)	(16,572)	(4,551)	(27.5)%
Net cash provided by (used in) financing activities	5,426	(1,660)	7,086	426.9%
Net change in cash	$(13)	$(2)	$(11)	(550.0)%

Operating Activities. Cash provided by operating activities was $15,684 for the six months ended June 30, 2022, as compared to $18,230 for the six months ended June 30, 2021. The $2,546 reduction in operating cash flows primarily correlates to the adverse changes in net working capital offset by higher net income reported during the current period. Specifically on the working capital changes, inventory and accounts payable increased, but by a lesser amount than the prior year, as production levels rebounded during the prior year period from COVID-19 lows and raw material pricing stabilized in the current year period. Additionally, unfavorable changes in a variety of other asset and liability categories used cash for the current period as well.

Investing Activities. Cash used in investing activities was $21,123 for the six months ended June 30, 2022, as compared to $16,572 for the six months ended June 30, 2021. The $4,551 increase in cash used in investing activities was driven by the ongoing investments in new technology and automation and the repurposing of assets at the Company’s Hazel Park, MI facility, which is expected to continue throughout the remainder of 2022. This was slightly offset by the additional proceeds from the sale of property, plant and equipment which was originally intended to support production for the former fitness customer.

Financing Activities. Cash provided by financing activities was $5,426 for the six months ended June 30, 2022, as compared to cash used of $1,660 for the six months ended June 30, 2021. The $7,086 increase was primarily driven by higher borrowings in excess of debt repayments in the current period as the Company continues investing in new technology and automation and its Hazel Park,

MI facility. Additionally, the Company repurchased 200,000 shares of its common stock during the first half of 2022 under our share repurchase program at a total cost of $2,323. The Company did not repurchase any of our common stock during the prior year period. The Company’s decision to repurchase additional shares for the remainder of the current fiscal year will depend on business conditions, free cash flow generation, other cash requirements and stock price. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information regarding share repurchases.

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

At June 30, 2022, the interest rate on outstanding borrowings under the Revolving Loan was 2.06%. At June 30, 2022, we had availability of $123,937 under the Revolving Loan.

We must pay a commitment fee at a rate of 0.20% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Credit Agreement. We must also pay fees as specified in the Fee Letter (as defined in the Credit Agreement) and with respect to any letters of credit issued under the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness, create or incur liens, make certain investments, merge or consolidate with another entity, make certain asset dispositions, pay dividends or other distributions to shareholders, enter into transactions with affiliates, enter into sale leaseback transactions or make capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum interest coverage ratio of 3.00 to 1.00. At June 30, 2022, our interest coverage ratio was 18.34 to 1.00. The Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 3.25 to 1.00, although such leverage ratio can be increased in connection with certain acquisitions. As of June 30, 2022, our consolidated total leverage ratio was 1.52 to 1.00.

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

Capital Requirements and Sources of Liquidity

During the six months ended June 30, 2022 and 2021, our capital expenditures were $26,351 and $16,986, respectively. The increase of $9,365 was driven by our ongoing investment in new technology and automation along with the repurposing of assets in the Company’s Hazel Park, MI facility, which is expected to continue through 2022. Capital expenditures for the full year 2022 are expected to be between $55,000 and $65,000.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. At June 30, 2022, we had immediate availability of $123,937 through our Revolving Loan and another $100,000 through an accordion feature under our Credit Agreement, subject to the covenants under the Credit Agreement. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital. We will continue to have access to the availability currently provided under the Credit Agreement as long as we remain compliant with the financial covenants. Based on our estimates of the impact of the COVID-19 pandemic at this time, we expect to be in compliance with these financial covenants through 2022 and the foreseeable future.

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

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at June 30, 2022:

		Payments Due by Period
	Total	2022 (Remainder)	2023 – 2024	2025 – 2026	Thereafter
Long-term debt principal payment obligations (1)	$76,063	$—	$76,063	$—	$—
Equipment financing agreements (2)	2,125	605	1,520	—	—
Forecasted interest on debt payment obligations (3)	4,183	953	3,230	—	—
Finance lease obligations (4)	1,118	179	716	223	—
Operating lease obligations (4)	42,472	2,837	11,371	9,493	18,771
Total	$125,961	$4,574	$92,900	$9,716	$18,771
(1)	Principal payments under the Company’s Credit Agreement, which expires in 2024.
(2)	Financing agreements entered into to purchase manufacturing equipment. Current and long-term portions are classified in other current liabilities and other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets
(3)	Forecasted interest on debt obligations are based on the debt balance, interest rate, and unused fee of the Company’s revolver credit facility, and the debt balances and interest rates of the Company’s equipment finance agreements as of June 30, 2022.
(4)	See Note 4 – Leases in the Notes to Consolidated Financial Statements for additional information.

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

The amount borrowed under the Revolving Loan under the Credit Agreement was $76.1 million as of June 30, 2022. The interest rate was 2.06% as of June 30, 2022. Please see “Liquidity and Capital Resources – Amended and Restated Credit Agreement” in Part I, Item 2 and Note 3 in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more specifics.

A hypothetical 100-basis-point increase in interest rates would have resulted in an additional $0.4 million of interest expense based on our variable rate debt at June 30, 2022. We do not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect our cash flow.

Commodity Risk

We source a wide variety of materials and components from a network of suppliers. While such materials are generally available from numerous suppliers, the COVID-19 pandemic has resulted in availability delays at times. In addition, commodity raw materials, such as steel, aluminum, copper, paint and paint chemicals, and other production costs are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and in many cases utilize contracts with those customers to mitigate the impact of commodity raw material price fluctuations. As of June 30, 2022, we did not have any commodity hedging instruments in place.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to purchases we made of shares of our common stock during the quarter ended June 30, 2022:

			Total Number	Dollar Value of
			of Shares	Shares that
	Total		Purchased as	May Yet Be
	Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs (1)
April 2022	—	$—	—	$21,176,679
May 2022	—	$—	—	$21,176,679
June 2022	—	$—	—	$21,176,679
Total	—		—
(1)	October 28, 2019, our Board of Directors approved an increase of our prior share repurchase program from $4 million to $25 million of shares of our common stock through 2021. On October 19, 2021, the Board of Directors approved a new share repurchase program of up to $25 million of shares through 2023. The new share repurchase program replaced the prior program.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAYVILLE ENGINEERING COMPANY, INC.

Date: August 3, 2022	By:	/s/ Todd M. Butz
Todd M. Butz
Chief Financial Officer