Form 10-Q
period 2022-09-30
Mayville Engineering Company, Inc.
filed 2022-11-02
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, the registrant had 20,172,746 shares of common stock, no par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$112	$118
Receivables, net of allowances for doubtful accounts of $602 at September 30, 2022 and $631 at December 31, 2021	67,408	55,417
Inventories, net	74,921	70,157
Tooling in progress	6,695	3,950
Prepaid expenses and other current assets	3,964	2,924
Total current assets	153,100	132,566
Property, plant and equipment, net	137,210	120,746
Assets held for sale	81	—
Goodwill	71,535	71,535
Intangible assets, net	45,547	50,761
Operating lease assets	37,318	—
Other long-term assets	1,929	3,865
Total assets	$446,720	$379,473
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$60,097	$50,119
Current portion of operating lease obligation	4,806	—
Accrued liabilities:
Salaries, wages, and payroll taxes	9,190	8,684
Profit sharing and bonus	6,972	5,289
Current portion of deferred compensation	16,828	—
Other current liabilities	13,109	13,280
Total current liabilities	111,002	77,372
Bank revolving credit notes	71,371	67,610
Operating lease obligation, less current maturities	33,100	—
Deferred compensation, less current portion	2,921	25,117
Deferred income tax liability	12,395	8,641
Other long-term liabilities	1,349	2,462
Total liabilities	$232,138	$181,202
Commitments and contingencies (see Note 8)
Common shares, no par value, 75,000,000 authorized, 21,645,193 shares issued at September 30, 2022 and 21,386,382 at December 31, 2021	—	—
Additional paid-in-capital	200,040	197,186
Retained earnings	23,894	7,547
Treasury shares at cost, 1,472,447 shares at September 30, 2022 and 1,050,448 at December 31, 2021	(9,352)	(6,462)
Total shareholders’ equity	214,582	198,271
Total	$446,720	$379,473

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except share amounts and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$136,276	$109,018	$410,865	$341,851
Cost of sales	120,812	98,109	362,782	299,885
Amortization of intangible assets	1,738	2,677	5,214	8,030
Profit sharing, bonuses, and deferred compensation	166	1,939	3,921	8,013
Employee stock ownership plan expense (income)	(152)	124	1,668	825
Other selling, general and administrative expenses	6,533	5,305	18,653	15,365
Impairment of long-lived assets and gain on contracts	(1,737)	—	(4,346)	—
Income from operations	8,916	864	22,973	9,733
Interest expense	(830)	(526)	(2,163)	(1,562)
Income before taxes	8,086	338	20,810	8,171
Income tax expense	1,490	63	4,464	2,059
Net income and comprehensive income	$6,596	$275	$16,346	$6,112

Earnings per share:
Basic	$0.32	$0.01	$0.80	$0.30
Diluted	$0.32	$0.01	$0.80	$0.29

Weighted average shares outstanding:
Basic	20,390,221	20,520,985	20,457,001	20,385,732
Diluted	20,394,386	20,961,470	20,545,983	20,812,382

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,346	$6,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,342	15,520
Amortization	5,214	8,030
Allowance for doubtful accounts	(29)	48
Inventory excess and obsolescence reserve	(2)	(511)
Stock-based compensation expense	2,854	3,771
Loss (gain) on disposal of property, plant and equipment	11	(1,311)
Impairment of long-lived assets and gain on contracts	(4,346)	—
Deferred compensation	(5,368)	(258)
Non-cash lease expense	3,006	—
Other non-cash adjustments	259	236
Changes in operating assets and liabilities – net of effects of acquisition:
Accounts receivable	(11,961)	(16,809)
Inventories	(4,762)	(21,037)
Tooling in progress	(2,745)	(310)
Prepaids and other current assets	(1,093)	(989)
Accounts payable	10,241	13,819
Deferred income taxes	5,491	1,152
Operating lease obligations	(2,698)	—
Accrued liabilities	6,555	5,330
Net cash provided by operating activities	33,315	12,793
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(38,808)	(26,588)
Proceeds from sale of property, plant and equipment	7,736	5,348
Net cash used in investing activities	(31,072)	(21,240)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	327,170	276,568
Payments on bank revolving credit notes	(323,410)	(267,108)
Repayments of other long-term debt	(825)	—
Purchase of treasury stock	(4,947)	(653)
Payments on finance leases	(237)	(467)
Proceeds from the exercise of stock options	—	139
Other financing activities	—	(26)
Net cash provided by (used in) financing activities	(2,249)	8,453
Net increase (decrease) in cash and cash equivalents	(6)	6
Cash and cash equivalents at beginning of period	118	121
Cash and cash equivalents at end of period	$112	$127
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,761	$1,580
Cash paid for taxes	$640	$1,068
Non-cash construction in progress in accounts payable	$6,085	$4,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2021	$197,186	$(6,462)	$7,547	$198,271
Net income	—	—	3,822	3,822
401(k) plan contribution	—	2,057	—	2,057
Purchase of treasury stock	—	(2,323)	—	(2,323)
Stock-based compensation	1,257	—	—	1,257
Balance as of March 31, 2022	$198,443	$(6,728)	$11,369	$203,084
Net income	—	—	5,929	5,929
Stock-based compensation	1,456	—	—	1,456
Balance as of June 30, 2022	$199,899	$(6,728)	$17,298	$210,469
Net income	—	—	6,596	6,596
Purchase of treasury stock	—	(2,624)	—	(2,624)
Stock-based compensation	141	—	—	141
Balance as of September 30, 2022	$200,040	$(9,352)	$23,894	$214,582

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2020	$190,793	$(4,934)	$14,998	$200,857
Net income	—	—	2,545	2,545
401(k) plan contribution	1,319	625	—	1,944
Stock-based compensation	1,200	—	—	1,200
Balance as of March 31, 2021	$193,312	$(4,309)	$17,543	$206,546
Net income	—	—	3,292	3,292
Stock-based compensation	1,388	—	—	1,388
Stock options exercised	54	—	—	54
Balance as of June 30, 2021	$194,754	$(4,309)	$20,835	$211,280
Net income	—	—	275	275
Purchase of treasury stock	—	(653)	—	(653)
Stock-based compensation	1,182	—	—	1,182
Stock options exercised	58	—	—	58
Balance as of September 30, 2021	$195,994	$(4,962)	$21,110	$212,142

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

Nature of Operations

MEC is a leading U.S.-based value-added manufacturing partner that provides a broad range of prototyping and tooling, production fabrication, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, military and other end markets. Founded in 1945 and headquartered in Mayville, Wisconsin, we are a leading Tier I U.S. supplier of highly engineered components to original equipment manufacturers (OEM) customers with leading positions in their respective markets. The Company operates 20 facilities located in Arkansas, Michigan, Mississippi, Ohio, Pennsylvania, Virginia, and Wisconsin. Our engineering expertise and technical know-how allow us to add value through every product redevelopment cycle (generally every three to five years for our customers).

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

Inventories as of September 30, 2022 and December 31, 2021 consist of:

	September 30,	December 31,
	2022	2021
Finished goods and purchased parts	$41,643	$41,041
Raw materials	19,688	18,905
Work-in-process	13,590	10,211
Total	$74,921	$70,157

At December 31, 2021, there was uncertainty as to the level of demand from the former fitness customer. The Company received a notification from this customer in February 2022 resulting in a change in forecasted future cash flow, triggering an impairment assessment of assets purchased, and assets the Company had committed to purchase, to meet obligations under the agreement with the former fitness customer as of December 31, 2021. As a result, at December 31, 2021, the Company recorded an inventory impairment of $700, of which $661 was due to loss contacts recorded in other current liabilities and a $39 decrease to inventories. As of September 30, 2022, there was a balance of $77 of loss contract liabilities recorded in other current liabilities on the Condensed Consolidated Balance Sheets.

Property, plant and equipment

Property, plant and equipment as of September 30, 2022 and December 31, 2021 consist of:

	Useful Lives	September 30,	December 31,
	Years	2022	2021
Land	Indefinite	$1,033	$1,033
Land improvements	15-39	3,169	3,169
Building and building improvements	15-39	58,622	56,243
Machinery, equipment and tooling	3-10	239,781	222,202
Vehicles	5	3,973	3,943
Office furniture and fixtures	3-7	19,051	17,960
Construction in progress	N/A	25,758	15,443
Total property, plant and equipment, gross		351,387	319,993
Less accumulated depreciation		214,177	199,247
Total property, plant and equipment, net		$137,210	$120,746

Depreciation expense was $5,367 and $5,284 for the three months ended September 30, 2022 and 2021, respectively, and $16,342 and $15,520 for the nine months ended September 30, 2022 and 2021, respectively.

At December 31, 2021, there was uncertainty as to the level of demand from the former fitness customer. The Company received a notification from the former fitness customer in February 2022 resulting in a change in forecasted future cash flow, triggering an impairment assessment of assets purchased, and assets the Company had committed to purchase, to meet obligations under the agreement with the former fitness customer as of December 31, 2021. As a result, at December 31, 2021, the Company recorded a long-lived asset impairment of $12,875.

During the three and nine months ended September 30, 2022, the Company was able to cancel $168 and $2,257, respectively, of purchase commitments for property, plant and equipment relating to the former fitness customer that had previously been recorded in the Consolidated Statements of Comprehensive Income as an impairment of long-lived assets and loss on contracts as of December 31, 2021. The cancellation of loss contracts has resulted in the reversal of these amounts from other current liabilities in the Condensed Consolidated Balance Sheets and recorded in the Condensed Consolidated Statements of Comprehensive Income as an impairment of long-lived assets and gain on contracts for the respective periods.

Throughout the three and nine months ended September 30, 2022, the Company sold $126 and $5,097, respectively, of machinery and equipment originally intended to support production for the former fitness customer, resulting in a gain on sale of the assets of $1,569 and $2,089, respectively. The gain on sale of assets is classified in impairment of long-lived assets and gain on contracts on the Condensed Consolidated Statements of Comprehensive Income as of September 30, 2022. As a result of the previously mentioned impairment, these assets had been written down to fair value at December 31, 2021.

The Company completed the closure of its Greenwood, SC manufacturing facility during the third quarter of 2020 and sold the facility during the third quarter of 2021 for $5,300 before commissions and fees, resulting in a gain on the sale of the asset of $1,374, which is classified in cost of sales on the Condensed Consolidated Statements of Comprehensive Income as of September 30, 2021.

As of September 30, 2022, $81 of property, plant and equipment has been reclassified within the Condensed Consolidated Balance Sheets as assets held for sale.

The Company adopted ASC 842 on January 1, 2022, classifying finance leases of $903 in property, plant and equipment on the Condensed Consolidated Balance Sheets as of September 30, 2022. Please refer to Note 4 – Leases for additional information. Due to the adoption, the Company reclassified net capital leases of $1,136 to property, plant and equipment on the Condensed Consolidated Balance Sheets as of December 31, 2021.

Goodwill

There are no changes in the balance of goodwill of $71,535 between December 31, 2021 and September 30, 2022.

Intangible Assets

The following is a listing of intangible assets, the useful lives in years (amortization period) and accumulated amortization as of September 30, 2022 and December 31, 2021:

	Useful Lives	September 30,	December 31,
	Years	2022	2021
Amortizable intangible assets:
Customer relationships and contracts	9-12	$78,340	$78,340
Trade name	10	14,780	14,780
Non-compete agreements	5	8,800	8,800
Patents	19	24	24
Accumulated amortization		(60,208)	(54,994)
Total amortizable intangible assets, net		41,736	46,950
Non-amortizable brand name		3,811	3,811
Total intangible assets, net		$45,547	$50,761

Non-amortizable brand name is tested annually during the fourth quarter for impairment, or more frequently if triggering events occur indicating there may be impairment.

Changes in intangible assets between December 31, 2021 and September 30, 2022 consist of:

Balance as of December 31, 2021	$50,761
Amortization expense	(5,214)
Balance as of September 30, 2022	$45,547

Amortization expense was $1,738 and $2,677 for the three months ended September 30, 2022 and 2021, respectively, and $5,214 and $8,030 for the nine months ended September 30, 2022 and 2021, respectively.

Future amortization expense is expected to be as followed:

Year ending December 31,
2022 (remainder)	$1,738
2023	$6,866
2024	$5,192
2025	$5,192
2026	$5,192
Thereafter	$17,556

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

At September 30, 2022, our consolidated total leverage ratio was 1.30 to 1.00 as compared to a covenant maximum of 3.25 to 1.00 in accordance with the Credit Agreement.

At September 30, 2022, our interest coverage ratio was 17.46 to 1.00 as compared to a covenant minimum of 3.00 to 1.00 under the Credit Agreement.

Under the Credit Agreement, interest is payable quarterly at the adjusted LIBOR plus an applicable margin based on the current funded indebtedness to adjusted EBITDA ratio. The interest rate was 3.56% and 1.75% as of September 30, 2022 and December 31, 2021, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.20% as of September 30, 2022 and December 31, 2021.

The Company was in compliance with all financial covenants of its credit agreements as of September 30, 2022 and December 31, 2021. The amount borrowed on the revolving credit notes was $71,371 and $67,610 as of September 30, 2022 and December 31, 2021, respectively.

Note 4. Leases

In February 2016, the FASB issued ASU 2019-02, Leases, creating ASC 842. For public companies, this guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For as long as the Company remained an EGC, the new guidance was effective for annual reporting periods beginning after December 15, 2022 and interim periods within fiscal years beginning after December 15, 2022. Early adoption was permitted. The Company adopted the annual reporting guidance as of January 1, 2022 using the effective date approach. The Company early adopted the interim reporting guidance during the period ended March 31, 2022.

The most significant judgements and impacts related to the application of the new guidance include the following:

●	In evaluating contracts to determine if they qualify as a lease, the Company considers factors such as if the Company has obtained or transferred substantially all of the rights to the underlying asset through exclusivity, if the Company can transfer or has transferred the ability to direct the use of the asset by making decisions about how and for what purpose the asset will be used and if the lessor has substantive substitution rights.
●	The Company made judgements regarding lease terms for certain of its leases that were in month-to-month status or that contained auto-renewal clauses. The Company estimated a lease end date based on the required length of usage of the property and calculated an ROU asset and lease liability based on the resulting estimated lease term.
●	The Company has recognized ROU assets and lease liabilities for operating leases that have not previously been recorded. The lease liability for operating leases is based on the net present value of future minimum lease payments.
●	The ROU asset for operating leases is based on the initial calculated lease liability as adjusted for the reclassification of certain balance sheet amounts such as deferred rent.
●	In determining the discount rate used to measure the ROU assets and lease liabilities, the Company uses the rate implicit in the lease, or if not readily available, the Company uses the Company’s incremental borrowing rate. The base rate used to establish the Company’s incremental borrowing rate is based on a Prime Rate (or LIBOR fallback option) plus fixed basis points methodology pursuant to the Company’s revolving credit facility (as amended from time to time). Certain required adjustments were then made to this base rate to arrive at an estimated incremental borrowing rate.
●	The Company’s real property leases vary in terms of up to ten years, including options for renewal periods that are considered reasonably certain to be exercised. The Company’s personal property leases vary in terms of up to seven years, including options for renewal periods that are considered reasonably certain to be exercised.
●	Upon adoption of the new guidance at January 1, 2022, the Company established a ROU asset of $37,908 and a lease liability of $38,185 related to its real property operating leases and established a ROU asset of $2,415 and a lease liability of $2,418 related to its personal property operating leases. Additionally, the impact on retained earnings was immaterial. The January 1, 2022, balances associated with the Company’s personal property finance leases will be reclassified in the financial statements from capital lease, net to property, plant and equipment, net, from current portion of capital lease obligation to other current liabilities, and from capital lease obligation, less current maturities to other long-term liabilities on the Condensed Consolidated Balance Sheets.

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

The Company has finance leases for two laser cutting systems and a vehicle. The Company recognizes an ROU asset and a lease liability for finance leases based on the net present value of future minimum lease payments. Lease expense for the Company’s finance leases is comprised of the amortization of the ROU asset and interest expense recognized based on the effective interest method.

Variable lease expense is related to certain of the Company’s real property leases and personal property leases, and it generally consists of property tax and insurance components that are for the benefit of the lessor (real property leases) and variable overage fees (personal property leases) that are remitted as part of the Company’s lease payments.

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Finance lease cost:
Amortization of finance lease assets	$79	$236
Interest on finance lease liabilities	10	32
Total finance lease expense	89	268
Operating lease expense	1,512	4,546
Short-term lease expense	198	516
Variable lease expense	62	170
Sublease income (1)	(507)	(653)
Total lease expense	$1,354	$4,847
(1)	The Company subleased a portion of its Hazel Park, MI facility starting in June 2022.

Total rent expense for the three and nine months ended September 30, 2021 was $1,392 and $3,557, respectively.

Supplemental information related to leases was as follows:

	Balance Sheet Classification	September 30, 2022
Assets:
Finance lease assets	Property, plant and equipment, net	$903
Operating lease assets	Operating lease assets	37,318
Total lease assets		$38,221

Current liabilities:
Current finance lease liabilities	Other current liabilities	$326
Current operating lease liabilities	Current portion of operating lease obligation	4,806
Noncurrent liabilities:
Long-term finance lease liabilities	Other long-term liabilities	647
Long-term operating lease liabilities	Operating lease obligation, less current maturities	33,100
Total lease liabilities		$38,879

September 30, 2022
Weighted average remaining lease term (in years)
Finance leases	2.9
Operating leases	8.0

Weighted average discount rate
Finance leases	4.00%
Operating leases	2.48%

The table below represents ROU asset balances by type of lease:

September 30, 2022
Real estate leases	$35,335
Equipment leases	2,674
Vehicle leases	212
Total lease assets	$38,221

Maturities of lease liabilities at September 30, 2022 and minimum lease payments under ASC 842 having initial or remaining non-cancellable terms in excess of one year were as follows:

	Operating	Finance
Year ending December 31,	Leases	Leases	Total
2022 (remainder)	$1,422	$90	$1,512
2023	5,690	358	6,048
2024	5,653	358	6,011
2025	4,822	223	5,045
2026	4,641	—	4,641
Thereafter	19,828	—	19,828
Total lease payments	42,056	1,029	43,085
Less: lease modification not yet commenced	—	—	—
Less: imputed interest	(4,150)	(56)	(4,206)
Total lease obligations	$37,906	$973	$38,879

At September 30, 2021, future minimum lease payments under ASC 840 were as follows:

	Operating	Finance
Year ending December 31,	Leases	Leases	Total
2021 (remainder)	$1,542	$184	$1,726
2022	5,849	734	6,583
2023	5,849	734	6,583
2024	5,121	514	5,635
2025	4,623	226	4,849
Thereafter	22,976	—	22,976
Total minimum lease payments	$45,960	$2,392	$48,352

Lease related supplemental cash flow information:

Nine Months Ended
September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities for finance leases:
Operating cash flows	$32
Financing cash flows	$237

Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$4,247

Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	$1,239
Finance leases	$—

ROU assets are assessed for impairment in accordance with the Company’s long-lived asset policy. The Company reassesses lease classification and remeasures ROU assets and lease liabilities when a lease is modified, and that modification is not accounted for as a separate new lease or upon certain other events that require reassessment in accordance with ASC 842.

Note 5. Employee stock ownership plan

Under the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (the ESOP), the Company can make annual discretionary contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company subject to the Board of Directors’ approval. For the three months ended September 30, 2022 and 2021, the Company’s estimated ESOP (income) expense was ($152) and $124, respectively. For the nine months ended September 30, 2022 and 2021 the Company’s estimated ESOP expense was $1,668 and $825, respectively.

At various times following death, disability, retirement or termination of employment, an ESOP participant is entitled to receive their ESOP account balance in accordance with various distribution methods as permitted under the policies adopted by the ESOP.

As of September 30, 2022, and December 31, 2021, the ESOP shares, excluding safe harbor shares held in the Company’s 401(k) Plan, consisted of 5,684,879 and 7,292,392 in allocated shares, respectively.

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

Income tax expense was $1,490 and $4,464, and the effective tax rate (ETR) was 18.43% and 21.45% for the three and nine months ended September 30, 2022. Our ETR is different from the expected tax rate due to state taxes, non-deductible items, research and development credits and benefit from excess tax deductions related to share based compensation items.

For the three and nine months ended September 30, 2021, income tax expense was estimated at $63 and $2,059 and the ETR was 18.64% and 25.20%, respectively.

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

The Company’s policy for recording interest and penalties associated with potential income tax audits is to record such expense as a component of income tax expense. There were no amounts for penalties or interest recorded as of September 30, 2022. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its positions.

Uncertain Tax Positions

Based on the Company’s evaluation, it has been concluded that there is one tax position related to the research and development tax credit requiring recognition in the Company’s financial statements as of September 30, 2022. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. No amounts have been recorded as tax expense for interest and penalties for the three and nine months ended September 30, 2022, as the amount for the utilized portion for the research and development credit on the Wisconsin return is considered to be immaterial. At September 30, 2022 and December 31, 2021, a total of $469 and $314, respectively, of unrecognized tax benefits would, if recognized, impact the Company’s ETR.

The Company files income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. Federal tax returns for tax years beginning January 1, 2018, and state tax returns beginning January 1, 2017, are open for examination.

Note 8. Contingencies

On August 4, 2022, the Company filed a lawsuit against Peloton Interactive, Inc. (“Peloton”) in the Supreme Court for the State of New York, New York County. The lawsuit arises from a March 2021 Supply Agreement between the parties, pursuant to which MEC was to manufacture and supply custom component parts for Peloton’s exercise bikes (the “Manufacturing Project”). In the lawsuit, the Company asserts two claims (1) breach and anticipatory repudiation of contract and (2) breach of the duty of good faith and fair dealing (pleaded in the alternative). MEC asserts that Peloton breached and anticipatorily repudiated the Supply Agreement by unilaterally cancelling the Manufacturing Project, and refusing to pay MEC certain monthly fixed revenue payments owed under the terms of the Supply Agreement. In the alternative, the Company alleges that Peloton breached the duty of good faith and fair dealing implied into the Supply Agreement by refusing to reimburse the Company for certain fixed costs and expenses that MEC incurred in connection with the Manufacturing Project. The total amount for damages claimed is substantial but the amount and timing of the ultimate recovery is uncertain. As a result, any recovery from this litigation or settlement of these claims is a contingent gain and will be recognized if, and when, realized or realizable.

From time to time, the Company may also be involved in various claims and lawsuits, both for and against the Company, arising in the normal course of business. Although the results of any such litigation and claims cannot be predicted with certainty, in management’s opinion, either the likelihood of loss is remote, or any reasonably possible loss associated with the resolution of such proceedings is not expected to have a material adverse impact on the consolidated financial statements.

Note 9. Deferred compensation

The Mayville Engineering Company Deferred Compensation Plan is available for certain employees designated to be eligible to participate by the Company and approved by the Board of Directors. Eligible employees may elect to defer a portion of his or her compensation for any plan year and the deferral cannot exceed 50% of the participant’s base salary and may include the participant’s annual short-term cash incentive up to 100%. The participant’s election must be made prior to the first day of the plan year.

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

The deferred compensation plan provides benefits payable upon separation of service or death. Payments are to be made 30 or 180 days after date of separation from service, either in a lump-sum payment or up to five annual installments as elected by the participant when the participant first elects to defer compensation.

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the three and nine months ended September 30, 2022 and 2021, eligible employees elected to defer compensation of $39 and $0, respectively. As of September 30, 2022 and December 31, 2021, the short-term portion accrued for all benefit years less than 12 months under this plan was $16,828 and $0, respectively. As of September 30, 2022 and December 31, 2021, the long-term portion accrued for all benefit years greater than 12 months under this plan was $2,921 and $25,117. These amounts include the initial deferral of compensation as adjusted for (a) subsequent changes in the share value of the Company stock or (b) in the investment options chosen by the participants. Total credit for the deferred compensation plan for the three months ended September 30, 2022 and 2021 was $(771) and $(89), respectively. Total expense (credit) for the deferred compensation plan for the nine months ended September 30, 2022 and 2021 amounted to $(4,360) and $316, respectively. These expenses (credits) are included in profit sharing, bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income. Additionally, the Company made distributions of $1,048 and $575 for the nine months ended September 30, 2022 and 2021, respectively.

Note 10. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees, and estimated unpaid claims. Since March 31, 2020, the Company has an aggregate stop loss limit to mitigate risk. Expense related to this was $3,976 and $5,513 for the three months ended September 30, 2022 and 2021, respectively, and $12,124 and $12,524 for the nine months ended September 30, 2022 and 2021, respectively. An estimated accrued liability of $1,873 and $1,471 was recorded as of September 30, 2022 and December 31, 2021, respectively, for estimated unpaid claims and is included within other current liabilities on the Condensed Consolidated Balance Sheets.

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

Note 12. Fair value of financial instruments

Fair value provides information on what the Company may realize if certain assets were sold or might pay to transfer certain liabilities based upon an exit price. Financial assets and liabilities that are measured and reported at fair value are classified into a three-level hierarchy that prioritizes the inputs used in the valuation process. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The hierarchy is based on the observability and objectivity of the pricing inputs as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data. Long-term debt is classified as a Level 2 fair value input.
●	Level 3 – Prices or valuation techniques that require significant unobservable data inputs. These inputs would normally be the Company’s own data and judgements about assumptions that market participants would use in pricing the asset or liability.

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

	Balance at	Fair Value Measurements at
	September 30,	Report Date Using
	2022	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$19,749	$19,749	$—	$—
Total	$19,749	$19,749	$—	$—

	Balance at	Fair Value Measurements at
	December 31,	Report Date Using
	2021	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$25,117	$22,272	$2,845	$—
Total	$25,117	$22,272	$2,845	$—

Fair value measurements for the Company’s cash and cash equivalents are classified based upon Level 1 measurements because such measurements are based upon quoted market prices in active markets for identical assets.

Accounts receivable, accounts payable, long-term debt and accrued liabilities are recorded in the Condensed Consolidated Balance Sheets at cost and approximate fair value.

Deferred compensation liabilities are recorded at amounts due to participants at the time of deferral. Deferrals are invested in an investment vehicle based on the options made available to the participant, considered to be Level 1 and Level 2 on the fair value hierarchy, with the current balance all as Level 1. The change in fair value is recorded in the profit sharing, bonuses, and deferred compensation line item on the Condensed Consolidated Statements of Comprehensive Income. The short-term and long-term balances due to participants are reflected on the current portion of deferred compensation and deferred compensation, less current portion, line items, respectively, on the Condensed Consolidated Balance Sheets.

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

A reconciliation of basic and diluted net income per share attributable to the Company were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income attributable to MEC	$6,596	$275	$16,346	$6,112
Average shares outstanding	20,390,221	20,520,985	20,457,001	20,385,732
Basic per share	$0.32	$0.01	$0.80	$0.30

Average shares outstanding	20,390,221	20,520,985	20,457,001	20,385,732
Effect of dilutive share-based compensation	4,165	440,485	88,982	426,650
Total potential shares outstanding	20,394,386	20,961,470	20,545,983	20,812,382
Diluted per share	$0.32	$0.01	$0.80	$0.29

Options in the money that were not included in the computation of diluted earnings per share because they would have had an anti-dilutive impact on earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	—	300,510	—	300,510

Note 14. Revenue Recognition

Contract Assets and Contract Liabilities

The Company has contract assets and contract liabilities, which are included in tooling in progress and other current liabilities on the Condensed Consolidated Balance Sheets, respectively. Contract assets include products where the Company has satisfied its performance obligation, but receipt of payment is contingent upon delivery. Contract liabilities include deferred tooling revenue, where the performance obligation was not met. The performance obligation is satisfied when the tooling is completed and the customer signs off through the Product Part Approval Process (PPAP) or other documented customer acceptance. Cost of goods sold is recognized and released from the balance sheet when control of the tooling promised under contract is transferred to the customer.

The Company’s contracts with customers are short-term in nature; therefore, revenue is typically recognized, billed and collected within a 12-month period. The following table reflects the changes in our contract assets and liabilities during the nine months ended September 30, 2022:

	Contract	Contract
	Assets	Liabilities
As of December 31, 2021	$3,950	$2,718
Net activity	2,745	3,348
As of September 30, 2022	$6,695	$6,066

Disaggregated Revenue

The following table represents a disaggregation of revenue by product category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Outdoor sports	$2,369	$2,230	$7,418	$7,907
Fabrication	81,742	74,512	247,014	222,201
Performance structures	29,328	15,632	86,484	54,840
Tube	17,916	14,392	55,713	45,039
Tank	9,761	5,564	27,225	17,977
Total	141,116	112,330	423,854	347,964
Intercompany sales elimination	(4,840)	(3,312)	(12,989)	(6,113)
Total, net sales	$136,276	$109,018	$410,865	$341,851

Note 15. Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales or net trade receivables:

	Net Sales				Accounts Receivable
	Three Months Ended		Nine Months Ended		As of	As of
	September 30,		September 30,		September 30,	December 31,
	2022	2021	2022	2021	2022	2021
Customer
A	16.5%	18.0%	17.7%	16.8%	12.0%	10.2%
B	11.8%	<10%	11.6%	10.6%	<10%	<10%
C	<10%	<10%	<10%	10.0%	<10%	<10%
D	15.8%	13.6%	15.9%	14.1%	10.8%	<10%
E	<10%	10.8%	<10%	<10%	12.8%	11.2%

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

Stock awards were granted on July 19, 2022, April 19, 2022, February 28, 2022, June 3, 2021, May 12, 2021, April 20, 2021, February 28, 2021, May 12, 2020, February 27, 2020 and May 8, 2019. There were no stock awards granted prior to this.

During the nine months ended September 30, 2022, 271,992 units vested. For the same period, 512,927 options vested with a weighted average strike price of $9.18. During the nine months ended September 30, 2021, 314,902 units vested. For the same period, 484,661 options vested with a strike price of $9.68.

As of September 30, 2022, 1,107,714 options remained outstanding with a weighted average strike price of $10.31 and a weighted average contractual life of 7.47 years remaining.

The Company’s stock-based compensation expense by award type is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Unit awards	$247	$714	$1,873	$2,282
Option awards	(106)	468	982	1,489
Stock based compensation expense, net of tax	$141	$1,182	$2,855	$3,771

A roll-forward of unrecognized stock-based compensation expense is displayed in the table below. Unrecognized stock-based compensation expense as of September 30, 2022 will be expensed over the remaining requisite service period from which individual award values relate, up to July 19, 2025.

	Units	Options	Total
Balance as of December 31, 2021	$1,676	$1,537	$3,213
Grants	3,007	2,573	5,580
Forfeitures	(39)	—	(39)
Expense	(751)	(506)	(1,257)
Balance as of March 31, 2022	$3,893	$3,604	$7,497
Grants	750	—	750
Forfeitures	—	—	—
Expense	(874)	(582)	(1,456)
Balance as of June 30, 2022	$3,769	$3,022	$6,791
Grants	669	—	669
Forfeitures	(1,790)	(1,791)	(3,581)
Expense	(247)	106	(141)
Balance as of September 30, 2022	$2,401	$1,337	$3,738

Note 17. Subsequent events

The Company has evaluated subsequent events since September 30, 2022, the date of these financial statements. There were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements.

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

For the three and nine months ended September 30, 2022 and 2021, net sales reflected the ongoing supply chain constraints impacting many of our customers. Additionally, we continue to experience inflationary pressures on wages, benefits, materials, and manufacturing supplies due to a higher level of competition for employees and materials. We are unable to predict the future impact of the labor and supply chain shortages and inflation, and the resulting impact on our Company’s business, financial condition, cash flows and results of operations.

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

Adjusted EBITDA represents EBITDA before CEO transition costs, stock-based compensation, Hazel Park transition costs due to the former fitness customer and impairment charges on long-lived assets and gain on contracts specifically purchased to meet obligations under the agreement with our former fitness customer. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA and Adjusted EBITDA Margin as management uses these measures as key performance indicators, and we believe they are measures frequently used by securities analysts, investors and other parties to evaluate companies in our industry. These measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income and comprehensive income	$6,596	$275	$16,346	$6,112
Interest expense	830	526	2,163	1,562
Provision for income taxes	1,490	63	4,464	2,059
Depreciation and amortization	7,105	7,961	21,556	23,550
EBITDA	16,021	8,825	44,529	33,283
CEO transition costs	861	—	1,512	—
Hazel Park transition costs due to former fitness customer	862	—	4,678	—
Stock based compensation expense	141	1,182	2,855	3,771
Impairment of long-lived assets and gain on contracts	(1,737)	—	(4,346)	—
Adjusted EBITDA	$16,148	$10,007	$49,228	$37,054
Net sales	$136,276	$109,018	$410,865	$341,851
EBITDA Margin	11.8%	8.1%	10.8%	9.7%
Adjusted EBITDA Margin	11.8%	9.2%	12.0%	10.8%

Consolidated Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	Three Months Ended September 30,
	2022		2021		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$136,276	100.0%	$109,018	100.0%	$27,258	25.0%
Cost of sales	120,812	88.7%	98,109	90.0%	22,703	23.1%
Manufacturing margins	15,464	11.3%	10,909	10.0%	4,555	41.8%
Amortization of intangibles	1,738	1.3%	2,677	2.5%	(939)	(35.1)%
Profit sharing, bonuses and deferred compensation	166	0.1%	1,939	1.8%	(1,773)	(91.4)%
Employee stock ownership plan expense (income)	(152)	(0.1)%	124	0.1%	(276)	(222.6)%
Other selling, general and administrative expenses	6,533	4.8%	5,305	4.9%	1,228	23.1%
Impairment of long-lived assets and gain on contracts	(1,737)	(1.3)%	—	0.0%	(1,737)	N/A
Income from operations	8,916	6.5%	864	0.8%	8,052	931.9%
Interest expense	(830)	0.6%	(526)	0.5%	304	57.8%
Provision for income taxes	1,490	1.1%	63	0.1%	1,427	2,265.1%
Net income and comprehensive income	$6,596	4.8%	$275	0.3%	$6,321	2,298.5%
EBITDA	$16,021	11.8%	$8,825	8.1%	$7,196	81.5%
Adjusted EBITDA	$16,148	11.8%	$10,007	9.2%	$6,141	61.4%

Net Sales. Net sales were $136,276 for the three months ended September 30, 2022 as compared to $109,018 for the three months ended September 30, 2021, an increase of $27,258, or 25.0%. This increase was primarily driven by improved volumes, commercial pricing increases, and contractual raw material price pass-throughs to customers.

Manufacturing Margins. Manufacturing margins were $15,464 for the three months ended September 30, 2022 as compared to $10,909 for the three months ended September 30, 2021, an increase of $4,555, or 41.8%. The increase was largely the result of increased volumes, improved absorption of manufacturing costs, and commercial pricing increases, which were slightly offset by lower scrap income and Hazel Park transition costs.

Manufacturing margin percentages were 11.3% for the three months ended September 30, 2022, as compared to 10.0% for the three months ended September 30, 2021, an increase of 1.3%. The increase was attributable to the items discussed in the preceding paragraph.

Amortization of Intangibles Assets. Amortization of intangible assets were $1,738 for the three months ended September 30, 2022 as compared to $2,677 for the three months ended September 30, 2021, a decrease of $939, or 35.1%. The decrease is due to the full amortization of certain intangible assets.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit sharing, bonuses, and deferred compensation expenses were $166 for the three months ended September 30, 2022 as compared to $1,939 for the three months ended September 30, 2021, a decrease of $1,773, or 91.4%. The decrease was primarily related to a reduction in deferred compensation expense due to fluctuations within the financial markets and stock-based compensation expense related to forfeitures of unvested awards.

Employee Stock Ownership Plan (Income) Expense. Employee stock ownership plan estimated (income) expense was ($152) for the three months ended September 30, 2022 as compared to $124 for the three months ended September 30, 2021, a decrease of $276, or 222.6%. The change is due to the discretionary nature of contributions to the ESOP plan.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $6,533 for the three months ended September 30, 2022 as compared to $5,305 for the three months ended September 30, 2021, an increase of $1,228, or 23.1%. The increase was predominantly attributable to CEO transition costs, higher consulting, legal and professional fees, as well as continued inflationary pressures on wages and benefits.

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

During the three months ended September 30, 2022, the Company was able to cancel $168 of purchase commitments for property, plant and equipment relating to the former fitness customer that had previously been recorded as an impairment of long-lived assets and loss on contracts at December 31, 2021. The cancellation of purchase commitments resulted in the reversal of this amount. Additionally, the Company was able to sell property, plant and equipment resulting in a gain of $1,569 relating to the former fitness customer that had previously been recorded as an impairment of long-lived assets and written down to fair value at December 31, 2021.

Interest Expense. Interest expense was $830 for the three months ended September 30, 2022 as compared to $526 for the three months ended September 30, 2021, an increase of $304, or 57.8%. The change is due to higher average debt levels and interest rates in the current period.

Provision for Income Taxes. Income tax expense was $1,490 for the three months ended September 30, 2022 as compared to $63 for the three months ended September 30, 2021. This increase is attributable to higher operating income during the current year period.

Due to the factors described in the preceding paragraphs, net income, comprehensive income, EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin increased during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
	2022		2021		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$410,865	100.0%	$341,851	100.0%	$69,014	20.2%
Cost of sales	362,782	88.3%	299,885	87.7%	62,897	21.0%
Manufacturing margins	48,083	11.7%	41,966	12.3%	6,117	14.6%
Amortization of intangibles	5,214	1.3%	8,030	2.3%	(2,816)	(35.1)%
Profit sharing, bonuses and deferred compensation	3,921	1.0%	8,013	2.3%	(4,092)	(51.1)%
Employee stock ownership plan expense	1,668	0.4%	825	0.2%	843	102.2%
Other selling, general and administrative expenses	18,653	4.5%	15,365	4.5%	3,288	21.4%
Impairment of long-lived assets and gain on contracts	(4,346)	(1.1)%	—	0.0%	(4,346)	N/A
Income from operations	22,973	5.6%	9,733	2.8%	13,240	136.0%
Interest expense	(2,163)	0.5%	(1,562)	0.5%	601	38.5%
Provision for income taxes	4,464	1.1%	2,059	0.6%	2,405	116.8%
Net income and comprehensive income	$16,346	4.0%	$6,112	1.8%	$10,234	167.4%
EBITDA	$44,529	10.8%	$33,283	9.7%	$11,246	33.8%
Adjusted EBITDA	$49,228	12.0%	$37,054	10.8%	$12,174	32.9%

Net Sales. Net sales were $410,865 for the nine months ended September 30, 2022 as compared to $341,851 for the nine months ended September 30, 2021 for an increase of $69,014, or 20.2%. This change is primarily attributed to increased sales volumes due to strengthened end market demand and customer restocking efforts as dealer inventories remain at historical levels, commercial pricing increases, and contractual raw material price pass-throughs to customers.

Manufacturing Margin. Manufacturing margins were $48,083 for the nine months ended September 30, 2022 as compared to $41,966 for the nine months ended September 30, 2021, an increase of $6,117, or 14.6%. This increase was driven by greater demand and the impact of ongoing commercial pricing increases, offset by Hazel Park transition costs of $4,516 in the current year.

Manufacturing margin percentages were 11.7% for the nine months ended September 30, 2022 as compared to 12.3% for the nine months ended September 30, 2021, a decrease of 0.6%. The slight decrease was mainly due to the Hazel Park transition costs discussed in the preceding paragraph and the dilutive impact of material price pass-throughs to our customers that increase sales but do not impact margin dollars. These items were partially negated by the impacts of commercial pricing increases and increased sales volumes.

Amortization of Intangibles Assets. Amortization of intangible assets were $5,214 for the nine months ended September 30, 2022 as compared to $8,030 for the nine months ended September 30, 2021, a decrease of $2,816, or 35.1%. The decrease is due to the full amortization of certain intangible assets.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit sharing, bonuses, and deferred compensation expenses were $3,921 for the nine months ended September 30, 2022 as compared to $8,013 for the nine months ended September 30, 2021, a decrease of $4,092, or 51.1%. The decrease was primarily related to a decrease in deferred compensation expense due to fluctuations within the financial markets.

Employee Stock Ownership Plan Expense. Employee stock ownership plan estimated expense was $1,668 for the nine months ended September 30, 2022 as compared to $825 for the nine months ended September 30, 2021, an increase of $843, or 102.2%. The change is due to the discretionary nature of contributions to the ESOP plan to align with business performance.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $18,653 for the nine months ended September 30, 2022 as compared to $15,365 for the nine months ended September 30, 2021, an increase of $3,288, or 21.4%. The increase was primarily driven by higher consulting, legal and professional fees, CEO transition costs, wages and benefits due to the continued inflationary pressures, information technology and travel and entertainment expenses.

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

During the nine months ended September 30, 2021, the Company was able to cancel $2,257 of purchase commitments for property, plant and equipment relating to the former fitness customer that had previously been recorded as an impairment of long-lived assets and loss on contracts at December 31, 2021, as previously described. The cancellation of purchase commitments resulted in the reversal of this amount. Additionally, the Company was able to sell property, plant and equipment resulting in a gain of $2,089 relating to the former fitness customer that had previously been recorded as an impairment of long-lived assets and written down to fair value at December 31, 2021.

Interest Expense. Interest expense was $2,163 for the nine months ended September 30, 2022 as compared to $1,562 for the nine months ended September 30, 2021, an increase of $601, or 38.5%. The change is due to higher average debt levels and interest rates as compared to the prior year period.

Provision for Income Taxes. Income tax expense was $4,464 for the nine months ended September 30, 2022 as compared to $2,059 for the nine months ended September 30, 2021. This increase is attributable to higher operating income during the current year period. As of September 30, 2022, our federal net operating loss (NOL) carryforward was $18,466 driven by the pretax losses incurred in prior years. The NOL does not expire and will be used to offset future pretax income. We estimate our long-term effective tax rate to be approximately 27%, based on current tax regulations.

Due to the factors described in the preceding paragraphs, net income, comprehensive income, EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin increased during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Liquidity and Capital Resources

Cash Flows Analysis

	Nine Months Ended
	September 30,		Increase (Decrease)
	2022	2021	$ Change	% Change
Net cash provided by operating activities	$33,315	$12,793	20,522	160.4%
Net cash used in investing activities	(31,072)	(21,240)	(9,832)	(46.3)%
Net cash provided by (used in) financing activities	(2,249)	8,453	(10,702)	126.6%
Net change in cash	$(6)	$6	$(12)	200.0%

Operating Activities. Cash provided by operating activities was $33,315 for the nine months ended September 30, 2022, as compared to $12,793 for the nine months ended September 30, 2021. The $20,522 change in operating cash flows is primarily associated with the increases in accounts receivable and inventories, partially offset by higher balances in accounts payable. These balances have stabilized throughout the current year period as customer demand and production levels rebounded during the prior year period from COVID-19 lows.

Investing Activities. Cash used in investing activities was $31,072 for the nine months ended September 30, 2022, as compared to $21,240 for the nine months ended September 30, 2021. The $9,832 increase in cash used in investing activities was driven by the ongoing investments in new technology and automation and the continued build-out and repurposing of assets at the Company’s Hazel Park, MI facility. This was partially offset by proceeds from the sale of property, plant and equipment which was originally intended to support production for the former fitness customer.

Financing Activities. Cash used in financing activities was $2,249 for the nine months ended September 30, 2022, as compared to cash provided by financing activities of $8,453 for the nine months ended September 30, 2021. The $10,702 decrease was primarily driven by increased borrowings, but with higher debt repayments, resulting in a smaller rise in the Company’s debt balance during the current year period. Additionally, the Company repurchased 559,945 shares of its common stock during the current year period under our share repurchase program at a total cost of $4,947. During the prior year period, the Company repurchased 47,000 shares of its common stock under the share repurchase program at a total cost of $653. The Company’s decision to repurchase additional shares for the remainder of the current fiscal year will depend on business conditions, free cash flow generation, other cash requirements and stock price. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information regarding share repurchases.

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

At September 30, 2022, the interest rate on outstanding borrowings under the Revolving Loan was 3.56%. Additionally, we had availability of $128,629 under the Revolving Loan at September 30, 2022.

We must pay a commitment fee at a rate of 0.20% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Credit Agreement. We must also pay fees as specified in the Fee Letter (as defined in the Credit Agreement) and with respect to any letters of credit issued under the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness, create or incur liens, make certain investments, merge or consolidate with another entity, make certain asset dispositions, pay dividends or other distributions to shareholders, enter into transactions with affiliates, enter into sale leaseback transactions or make capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum interest coverage ratio of 3.00 to 1.00. At September 30, 2022, our interest coverage ratio was 17.46 to 1.00. The Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 3.25 to 1.00, although such leverage ratio can be increased in connection with certain acquisitions. As of September 30, 2022, our consolidated total leverage ratio was 1.30 to 1.00.

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

Capital Requirements and Sources of Liquidity

During the nine months ended September 30, 2022 and 2021, our capital expenditures were $38,808 and $26,588, respectively. The increase of $12,220 was driven by our continued investments in new technology and automation along with the build-out and repurposing of assets in the Company’s Hazel Park, MI facility. Capital expenditures for the full year 2022 are expected to be between $55,000 and $65,000.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. At September 30, 2022, we had immediate availability of $128,629 through our Revolving Loan and another $100,000 through an accordion feature under our Credit Agreement, subject to the covenants under the Credit Agreement. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital. We will continue to have access to the availability currently provided under the Credit Agreement as long as we remain compliant with the financial covenants. Based on our estimates at this time, we expect to be in compliance with these financial covenants through 2022 and the foreseeable future.

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

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at September 30, 2022:

		Payments Due by Period
	Total	2022 (Remainder)	2023 – 2024	2025 – 2026	Thereafter
Long-term debt principal payment obligations (1)	$71,371	$—	$71,371	$—	$—
Equipment financing agreements (2)	1,823	303	1,520	—	—
Forecasted interest on debt payment obligations (3)	5,671	721	4,950	—	—
Finance lease obligations (4)	1,029	90	716	223	—
Operating lease obligations (4)	42,056	1,422	11,343	9,463	19,828
Total	$121,950	$2,536	$89,900	$9,686	$19,828
(1)	Principal payments under the Company’s Credit Agreement, which expires in 2024.
(2)	Financing agreements entered into to purchase manufacturing equipment. Current and long-term portions are classified in other current liabilities and other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets
(3)	Forecasted interest on debt obligations are based on the debt balance, interest rate, and unused fee of the Company’s revolver credit facility, and the debt balances and interest rates of the Company’s equipment finance agreements as of September 30, 2022.
(4)	See Note 4 – Leases in the Notes to Condensed Consolidated Financial Statements for additional information.

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

The amount borrowed under the Revolving Loan under the Credit Agreement was $71.4 million as of September 30, 2022. The interest rate was 3.56% as of September 30, 2022. Please see “Liquidity and Capital Resources – Amended and Restated Credit Agreement” in Part I, Item 2 and Note 3 in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more specifics.

A hypothetical 100-basis-point increase in interest rates would have resulted in an additional $0.5 million of interest expense based on our variable rate debt at September 30, 2022. We do not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect our cash flow.

Commodity Risk

We source a wide variety of materials and components from a network of suppliers. While such materials are generally available from numerous suppliers, the COVID-19 pandemic has resulted in availability delays at times. In addition, commodity raw materials, such as steel, aluminum, copper, paint and paint chemicals, and other production costs are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and in many cases utilize contracts with those customers to mitigate the impact of commodity raw material price fluctuations. As of September 30, 2022, we did not have any commodity hedging instruments in place.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 8 – Contingencies in the Notes to the Condensed Consolidated Financial Statements for information on legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 2, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to purchases we made of shares of our common stock during the quarter ended September 30, 2022:

			Total Number	Dollar Value of
			of Shares	Shares that
	Total		Purchased as	May Yet Be
	Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs (1)
July 2022	—	$—	—	$21,176,679
August 2022	359,945	$7.29	359,945	$18,552,679
September 2022	—	$—	—	$18,552,679
Total	359,945		359,945
(1)	October 28, 2019, our Board of Directors approved an increase of our prior share repurchase program from $4 million to $25 million of shares of our common stock through 2021. On October 19, 2021, the Board of Directors approved a new share repurchase program of up to $25 million of shares through 2023. The new share repurchase program replaced the prior program.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description

10.1

Form of Severance Agreement between Mayville Engineering Company, Inc. and Jagadeesh A. Reddy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2022).

10.2

Form of Change in Control Employment and Severance Agreement between Mayville Engineering Company, Inc. and Jagadeesh A. Reddy (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 20, 2022).

10.3

Form of Severance Agreement between Mayville Engineering Company, Inc. and each of Ryan F. Raber and Randall P. Stille (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 20, 2022).

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

MAYVILLE ENGINEERING COMPANY, INC.

Date: November 2, 2022	By:	/s/ Jagadeesh A. Reddy
Jagadeesh A. Reddy
President & Chief Executive Officer

	By:	/s/ Todd M. Butz
Todd M. Butz
Chief Financial Officer