Form 10-K
period 2022-12-31
Mayville Engineering Company, Inc.
filed 2023-03-01
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on June 30, 2022, was $151,474,107.

The number of shares of the Registrant’s Common Stock outstanding as of February 17, 2023 was 20,172,746.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference to the Registrant’s proxy statement for its 2023 annual meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2022.

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

Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2022, as such may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q, and the following:

●	Macroeconomic conditions, including inflation, rising interest rates and recessionary concerns, as well as ongoing supply chain challenges, labor availability and cost pressures, and the COVID-19 pandemic, have had, and may continue to have, a negative impact on our business, financial condition, cash flows and results of operations (including future uncertain impacts);
●	risks relating to developments in the industries in which our customers operate;
●	risks related to scheduling production accurately and maximizing efficiency;
●	our ability to realize net sales represented by our awarded business;
●	the COVID-19 pandemic continues to negatively affect our business, financial condition, cash flows, results of operations, supply chain (including the supply chain issues encountered by our original manufacturing customers), and raw material availability, as well as customer demand (including future uncertain effects);
●	failure to compete successfully in our markets;
●	our ability to maintain our manufacturing, engineering and technological expertise;
●	the loss of any of our large customers or the loss of their respective market shares;
●	risks related to entering new markets;
●	our ability to recruit and retain our key executive officers, managers and trade-skilled personnel;
●	volatility in the prices or availability of raw materials critical to our business;

●	manufacturing risks, including delays and technical problems, issues with third-party suppliers, environmental risks and applicable statutory and regulatory requirements;
●	our ability to successfully identify or integrate acquisitions;
●	our ability to develop new and innovative processes and gain customer acceptance of such processes;
●	risks related to our information technology systems and infrastructure;
●	geopolitical and economic developments, including foreign trade relations and associated tariffs;
●	results of legal disputes, including product liability, intellectual property infringement and other claims;
●	risks associated with our capital-intensive industry;
●	risks related to our treatment as an S Corporation prior to the consummation of our initial public offering of common stock (IPO); and
●	risks related to our employee stock ownership plan’s treatment as a tax-qualified retirement plan.

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

General

MEC is a leading U.S.-based value-added manufacturing partner that provides a full suite of services from concept to production, including prototyping and tooling, production fabrication, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, military and other end markets. We have developed long-standing relationships with our blue-chip customers based upon a high level of experience, trust and confidence. “We Make Things Simple” by providing a diverse set of process offerings and a “one stop shop” for end-to-end solutions with benefits throughout the entire product lifecycle, including front-end collaboration in design and prototyping, product manufacturing, aftermarket components and ancillary supply chain benefits. Founded as a corporation in 1945 and headquartered in Mayville, Wisconsin, we are a leading Tier I U.S. supplier of highly engineered components to original equipment manufacturer (OEM) customers with leading positions in their respective markets. We are focused on producing the highest quality components using complex processes at the lowest cost by working with customers throughout the product design and development process to establish optimal solutions. Our engineering expertise and technical know-how allow us to add value through every product redevelopment cycle (generally every three to five years for our customers). According to The Fabricator magazine, we have been ranked as the largest fabricator in the United States for the past twelve years in a row (2011 – 2022).

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

Our key customers have globally recognized brands and demand the highest product quality and expertise. Over our more than 75-year history, we have developed capabilities and provided solutions that result in customer loyalty and long-standing relationships, which we call “Experience You Can Trust”. We have a diverse and market-leading customer base that serves broad end markets representing favorable near- and long-term growth prospects for us. We have a track record of growth and are well-positioned to increase our market share and benefit from the growth in customer demand as well as the secular trends of reshoring and outsourcing across the end markets that we serve. To help pursue our strategic mission, we have approximately 2,300 employees who are tactically aligned around our core values. We are led by an experienced management team that has contributed to our growth by establishing deep and long-standing relationships with key customers and has worked to expand the customer base both organically and through strategic acquisitions.

We maintain an established base of long-standing customers comprised of leading, blue-chip OEM manufacturers across the United States. Our broad capabilities offering and track record of producing the highest quality solutions have allowed us to establish, and subsequently deepen, relationships with additional products and platforms over time. For example, our more than 40-year relationship with Deere & Company (John Deere) began with a small order of simple stamped parts for a farm tractor in its agricultural segment that expanded over time and represented 2022 sales in excess of $92 million across five market segments, representing over 60 model platforms. We have also been successful in winning customers and rapidly expanding relationships with high-growth customers by utilizing our complete product lifecycle management offering. For instance, we began our relationship with a powersports company less than ten years ago, starting with our expertise in performance structure suspension components, and we have been able to expand our relationships into tubes, fabrications and finished goods assemblies. Through this expansion, with product shipping from multiple facilities, we have been able to deepen our relationship and expand our market position through each of their new product updates, solidifying us as a strategic partner.

We serve customers through 20 strategically located U.S. facilities, across seven states, with approximately three million square feet of manufacturing capacity. Our expansive footprint enables us to service and maintain strong relationships with existing key customers across the United States with a “local” presence, as well as target new customer opportunities. Coupled with our focus on market alignment and execution, we constantly strive to improve and refine capabilities, capacities and reduce our carbon footprint. In addition, the ongoing investment in flexible, re-deployable automation allows us to expand output while reducing cost and improving quality, productivity and consistency for margin enhancement and market leading competitiveness.

Our historical success is a function of our engineering expertise, extensive manufacturing capabilities, limited commodity exposure, investment in automation and embedded relationships with the contractual ability to pass through variability in commodity prices. We believe we are poised to grow through economic cycles due to our:

●	market positioning and reputation;
●	product breadth;
●	flexible and re-deployable capital investment in automation and process capabilities; and
●	our geographic, end market and product diversification.

Our diversified profile today best positions us for stability and leading market performance through all phases of an economic cycle.

Our Industry

We compete in the highly fragmented market of contract manufacturers, the majority of which are small local players that are limited in scale, capabilities and technology. Many of these local manufacturers have single or limited production capabilities and provide niche components in specific geographic markets. Accordingly, there are a limited number of competitors in the value-added manufacturing market in which we operate with the capacity and expertise to deliver the complete product lifecycle of solutions we offer. For example, our diverse manufacturing capabilities across product lines have contributed to us being selected the Largest Fabricator by The Fabricator magazine’s “FAB 40” listing in the desirable U.S. markets for the past twelve years in a row (2011 – 2022). While we compete with certain manufacturers across selected product lines, we believe that no single manufacturer directly competes with us across our full offering and end market applications.

Our end market diversification coupled with our extensive product breadth allows us to maintain financial stability as individual end markets fluctuate. The primary end markets we serve include heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture and military, among others. As markets strengthen or weaken, our output is redirected and realigned to support ongoing change. Further, as these fluctuations affect the market, we are favorably positioned to benefit from the broader trend of our OEM customers consolidating to fewer and more sophisticated suppliers in order to improve quality and delivery while lowering the total cost of doing business. This consolidation trend will allow us to grow and protects our cash flow as markets change and shift.

We have also experienced, and benefitted from, OEM trends seeking to improve their strategy execution and simplify their business through outsourcing and reshoring. Based on our history, OEMs pursue a strategy that focuses on core component market differentiation, such as structural frames and complete powertrain assemblies, and prefer to outsource the remaining product components to third parties rather than manufacturing them in-house. This is done in order to maintain their strategic focus, drive cost savings and reduce their own investment in manufacturing, thereby allowing them to focus on the most important aspects of their value creation process, namely product design and development, final product assembly and testing, branding, sales, marketing and distribution. While each specific OEM differs in its strategy, we see these trends continuing as customers deal with workforce and supply chain constraints and look for optimum return on investments while improving cash flow. Moreover, our OEM customers focus on the production of the core components of their products, which leads them to rely on outsourced providers like us for the remaining components of their finished product needs. OEMs are also continuing to bring production back to the US and simplifying their supply chain processes. We believe we will benefit from this continued shift in our customers’ focus and ongoing desire for OEMs to improve efficiencies, reduce costs and simplify supply chains. Our established and embedded relationships, breadth of capabilities and scalability will allow us to simplify the supply chain process for our customers by acting as a single point of contact in the supply chain. In addition, we believe OEMs are increasingly favoring platforms supported by larger, more sophisticated and financially stable suppliers with the ability to serve large national and international operations all while maintaining a local touch. Our extensive manufacturing footprint, competitive cost structure and integrated design, engineering, production planning and quality program management capabilities position us favorably to take advantage of these opportunities and trends.

Our Competitive Strengths

We believe that customers turn to us for their manufacturing needs because we are the ultimate “ReSource”. ReSource is a dual-purpose acronym we use to describe the breadth of our capabilities and our goal to provide a complete product lifecycle solution allowing customers to re-source all of their fabrication needs through us. We collaborate with our customers to generate strategic alignment and position ourselves as an essential part of our customers’ product development and manufacturing process by drawing on our deep product and engineering knowledge to deliver best-in-class solutions. We offer a broad portfolio of end-to-end solutions comprised of advanced and innovative processes and capabilities that enhance quality and simplify supply chains. We are focused on producing the highest quality components using complex processes at the lowest cost by working with customers throughout the product design and development process to establish optimal solutions. Our engineering expertise and technical know-how allows us to add value through every product redevelopment cycle (generally every three to five years for our customers).

Value-Added Supply Chain Partner with Embedded Relationships. Our embedded relationships with our large and diverse customer base are driven by the commitment to excellence our employees take in their work, which emphasizes the highest quality and performance in all facets of our business, including our ability to partner with our customers and deliver to them complex solutions across a wide range of products. Our unique, end-to-end offering provides solutions throughout the life cycle of a product, including upfront product manufacturability advice and prototyping, production volumes and aftermarket components. We strive to maintain operation alignment (and continuous re-alignment) with our customers’ strategy and production activities as they evolve, allowing us to remain agile in response to market changes, while enabling our customers to be successful, and remain adaptable to changes to retain flexibility and adjust appropriately. Our focus on collaboration with our customers and our breadth of capabilities also generates strategic alignment with our customers, resulting in deep-rooted relationships, driving vendor reduction and providing other ancillary benefits such as optimization of working capital investments. Our track record of engineering expertise has resulted in our consistent inclusion in customer design and prototyping activities, enabling customers to view us as an invaluable extension of their own teams. In turn, this collaboration allows our customers to focus on the development of their core technologies and products. Our position as a deeply embedded supply chain partner of scale allows us to provide a multitude of solutions, driving strong customer relationships with high switching costs.

Leading and Defendable Market Position in Attractive North American Market. According to the Fabricator magazine, we have been ranked as the largest fabricator in the United States for the past twelve years in a row (2011 – 2022). The market is highly fragmented and characterized by high barriers to entry given the complex nature of the work, established relationships and high customer switching costs. While there are numerous competitors in the markets in which we operate, few maintain the product breadth, manufacturing capabilities, scale or engineering expertise that we do. Our depth of capabilities allows us to offer our customers:

●	low volume production capability;
●	customized and sophisticated solutions;
●	unique engineering and manufacturing capabilities throughout the product lifecycle;
●	critical scale to service large national and regional customers as well as local customers; and
●	the ability to act as a single point of contact and offer seamless customer service.

End Market and Customer Diversification. Our value-added manufacturing focus enables us to remain diversified across a variety of customer end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, and military, among others. These end markets are representative of our globally recognized customers, which are comprised of large OEM manufacturers. In 2022, our top customer and top ten customers accounted for 17.2% and 79.9% of net sales, respectively, which collectively represents hundreds of platforms that we serve across a variety of end markets and customer operating segments. Our access to a multitude of end markets allows us to strategically shift focus to sell into current opportunities as end market demand evolves. In addition to customer and end market diversification, our customers themselves are also diversified across multiple end markets. For example, we provide John Deere, our leading customer with 2022 net sales accounting for 17.2% of our total revenue, with over 5,000 SKUs across over 60 individual John Deere platforms including the agriculture, forestry, turf care, power systems and construction & access equipment end markets. Our increasingly stable performance is a direct result of our intentional business design of agility and adaptability to realign manufacturing capacities to serve diversified and ever-changing end markets.

End Market Diversification
(% of Net Sales)
100%
80%
60%
40%
20%
0%
2017
2018
2019
2020
2021
2022
13%
7%
13%
28%
18%
21%
13%
6%
13%
26%
16%
26%
11%
7%
8%
17%
22%
35%
11%
9%
9%
20%
18%
33%
10%
5%
11%
20%
20%
34%
8%
5%
11%
16%
21%
39%
Heavy-and Meduim-Duty Commercial Vehicles
Construction & Access Equipment
Powersports
Agriculture
Military
Other

Breadth of Capabilities Appealing to a Variety of Applications. We have many manufacturing capabilities that together represent the building blocks for the complex solutions we provide to our customers. We maintain a full spectrum of capabilities across our 20 facilities to address a wide set of customer needs, including upfront product development advice and prototyping, unique manufacturing processes and capabilities across a variety of products and back-end finishing, assembly and aftermarket components representing a unique end-to-end offering. Our range of capabilities combined with our breadth of components, including fabrications, tubes, tanks, and performance structures, expands the applicable uses and end markets in which we may offer our components. Throughout our history, our capabilities have allowed us to generate growth by expanding into new verticals and by further penetrating existing verticals through cross-selling to increase wallet share, a strategy that has driven deep-rooted relationships with our customers. Further, our unique combination of manufacturing processes allows us to opportunistically target sophisticated, higher margin business. The diversity of our offering has provided our Company with financial stability through various end market and economic cycles.

Technology-Enabled Infrastructure. We continue to invest in a technology-enabled asset base that provides significant flexible and re-deployable capacity to support our planned growth, increases profitability, efficiency, quality and employee safety, reduces spend on energy and drives a long-term cost advantage over our competitors. We have leveraged our purchasing power to make significant investments in operational infrastructure throughout our history, in items such as flexible and re-deployable automation and capacity improvements to enhance throughput, quality and consistency. For example, we were one of the first in our industry to adopt fiber lasers and have continued to invest in this capability. Throughout the past couple of years, we have implemented 10,000- and 12,000-watt fiber lasers with an automation tower, which are on average three times faster, provide a cleaner, more precise cut and use one-third the power of traditional CO2 lasers, with a payback period of less than two years. Additionally, the implementation of robotic brakes has improved quality through a continued shift towards precision automation. By reducing setup procedures, manual employee lifting requirements and downtime while offering additional capacity, the implementation of robotic brakes has resulted in a payback period of approximately two years. These two examples of investments in technology-enabled infrastructure allow us to reallocate our workforce, as employees can be retrained and redeployed into more technically skilled positions. In today’s ever-changing labor market, the ability to redeploy labor to increase flexibility and capacity for our customers is of the utmost importance and interest. Our investments in continuous improvement and automation have driven operational efficiencies and improved metric tracking allowing our management team to more effectively run the business and improve the value we provide to our customers. We have, from time-to-time, made strategic, customer-driven investments that directly support new product and market expansion which result in further competitive advantages and higher switching costs for our customers.

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

Our Strategy

During 2022, we announced the implementation of a value-creation framework that is intended to maximize stakeholder value through operational and commercial excellence, organic and inorganic growth, and the continued cultivation of our high-performance employee-driven culture.

Lean-Focused Process Initiative. The Company has consistently deployed lean tools within our operations for many years, however, to significantly accelerate efforts and drive exponential improvement across all of the Company’s processes, we have implemented our MEC Business Excellence (MBX) initiative. Based upon lean manufacturing principles, MBX will continuously drive operational and commercial excellence, cost reductions and provide a platform to standardize processes and systems across all facets of the organization. As part of MBX, we have established clear short- and long-term objectives, with the goal of outlining and adapting priorities and targets to improve operational and financial goals while creating a culture with a keen focus on continuous lean improvements in order to maintain a differentiated and defendable market-leading position. The MBX initiative is expected to drive a reduction of costs and increase operating efficiencies, which will inherently accelerate immediate and long-term productivity and margin improvements.

Achieve Sales Growth Through Organic Expansion. We believe there is ample opportunity to achieve deeper penetration of existing customers and to win new customers with our strong value-added manufacturing solutions supporting the complete product lifecycle. Through leveraging our core product capabilities, we expect to expand into new markets, grow into adjacent and complementary product platforms and establish growth on new product introductions. Secular reshoring and outsourcing trends provide us with an opportunity to expand our relationships with current clients and attract new clients looking to fortify their supply chains. We are actively pursuing strategies to expand our wallet share with our customers by capturing a wider variety of products and platforms through solidifying our relationships with current customers. These opportunities are enhanced through cross selling between the Company’s capabilities and customer base. Our expertise allows us to produce higher quality components at cost-effective rates while our volume, equipment and know-how establish competitive advantages. Through these organic growth opportunities, we are focused on deepening and defending existing market share, while diversifying our customer and end market exposure.

Pursue Opportunistic Acquisitions. Our management team maintains a proven track record of successfully executing and integrating strategic acquisitions. We have completed two significant acquisitions since 2012 (Center Mfg. Co. in 2012 and Defiance Metal Products (DMP) in December 2018) and four other complementary acquisitions since 2004, which have contributed new capabilities, product offerings, end markets served, and technologies to our legacy business, along with significant synergy opportunities that have enhanced our financial position. Our strategy is to continue to identify, and opportunistically execute on, accretive acquisitions that will allow our Company to achieve further growth, maximize return on capital and diversify our end market mix. With the secular trend of growth in electrification, we are evaluating acquisition opportunities that would allow us to expand our capabilities into the light-weighting of materials, such as aluminum, plastics, and composites, providing diversification into new markets like electric vehicles and renewables along with capturing new opportunities with current customers. We also see potential acquisition opportunities expanding our design, prototyping and after-market services to better support customer requirements.

Maintain Alignment with Employee Base and Employee-Driven Results. Our rich history of employee ownership has cultivated a strategic management-employee alignment and results-driven organization with each employee contributing to a common goal. Our employees maintain an ownership stake since our IPO, which we believe benefits the entire organization as our strategic alignment remains in place and continues to generate employee-driven results. As we continue to invest in our business and increasingly implement a more technology-enabled infrastructure, we will strive to redeploy our employees in other, higher-skilled areas of our business and invest in training where needed. Our employees are the foundation of our company; with experience across a diverse range of markets and capabilities, they drive innovation, believe in our process and the outcomes of their work and our success. Our investment in new technology attracts technically savvy employees to replace retiring traditionally skilled employees. One of our key strategic priorities is to increase investment in our workforce and to improve employee retention through performance-based incentives, talent development and succession planning. We and our employees are also highly involved in, and actively support, the communities in which our facilities are located; our 2,300 employees take satisfaction in creating value and support for both our customers and communities every day.

Our Capabilities

We offer a broad portfolio of end-to-end processes and solutions comprised of advanced and innovative capabilities that enhance quality and simplify supply chains for our customers. Through our collaborative approach, we maintain a complete, and growing, set of sophisticated manufacturing capabilities to meet the diverse needs of our customers, including:

●	Program Management — We offer our customers a complete solution from concept to launch following the APQP (Advanced Product Quality Planning) process (planning, design for manufacturability and development, process design and improvement, product and process validation and continuous improvement).
●	Engineering — We collaborate with our customers and provide design for manufacturing, off-line programming (lasers, brake press, machining, robotic welding, coordinate measuring machines), value engineering and CI (continuous improvement).
●	Tool Design and Build — Our in-house tool design and tool room capability ensures quality from start to finish. We build and service all categories of tooling, including large progressive dies.
●	Laser Cutting — Our programmable fiber and CO2 laser cutting capabilities eliminate expensive hard tooling. Our equipment can cut metal up to 1 inch thick while maintaining tolerances to .002 inches at speeds up to 4,000 per minute. Our tube lasers are state of the art cutting machines that offer exceptional tolerances and through-put.
●	Brake Press — We combine our operator’s expertise with the proper equipment required to offer top versatility to our clients for bending, forming, coining and air bending. Our facilities house the latest press brake machinery including robotic part manipulation and stacking.
●	Stamping — We provide custom metal stamping capabilities for short, medium or long production runs. For longer runs, our production of sheet metal stamping uses 50 to 1,200-ton manual or automatic feed presses with state-of-the-art feed lines for precision metal stamping. Our small, high-speed presses are ideal for producing intricate high-volume stampings.

●	Machining — We provide a variety of machining capabilities to meet our customer needs by providing in-house machining assistance for parts that are part of larger fabrications and assemblies.
●	Tube Bending — We maintain vast tube bending capabilities, including (i) manufacturing of oval, round and square tubes from .25 inch up through six inch and (ii) leveraging our extensive inventory of equipment including the latest CNC (computer numerical control) benders; and state-of-the-art technologies such as CNC electro-servo-driven bending with multi-task heads. We have integrated robotic automation into applicable bending cells to generate maximum throughput with less labor costs.
●	Welding — We have earned our reputation as one of the premier manufacturers of weldments. Our welding departments offer manual and robotic wire welding, including GMAW (Gas Metal Arc Welding and also known as MIG, or Metal Inert Gas), GTAW (Gas Tungsten Arc Welding) and also known as TIG (Tungsten Inert Gas), Heliarc, Fluxcore, Metalcore, Aluminum, Plasma Weld, Brazing and Pulse Heliarc.
●	Coatings, Assembly and Logistics — We provide premier full-service coating, assembly and logistics solutions. Our coating capabilities offer a full-range of high technology industrial coating capabilities, including: E-Coat, military certified CARC, commercial and industrial powder and liquid coatings. Our coating systems utilize direct-to-metal and pre-treatments including acid pickle, zinc phosphate and in-line Alodine for the conversion of aluminum.

Our Proven Approach

We collaborate with our customers to generate a strategic alignment and position ourselves as an essential part of our customers’ product development and manufacturing processes by drawing on our deep product and engineering knowledge to deliver best-in-class solutions. Our approach is simple: we view quality as a significant business strategy with a strong return on investment. Our philosophy on quality is based on Continuous Improvement with an IATF (international automotive task force) and ISO (international organization for standardization) foundation. Our skilled and experienced staff is highly trained in areas of quality planning, metrology, geometric dimensioning and tolerancing (ASME Y14.5M 1994), ISO, statistical techniques (SPC) and ISO 14001 certifications. Our Quality Management System is comprised of the following:

●	IATF 16949:2016 certification (one of the automotive industry’s most widely used international standards for quality management);
●	ISO 9001:2015 registration (international standard for quality management systems);
●	process and assembly line audits with focus on process control;
●	process capability that is proven at validation and monitored during production; and
●	specialized validations for paint and weld operations.

We periodically enter into joint process improvement efforts with key customers. Such exercises have historically resulted in reduced manufacturing critical path time, cost reductions and quality improvements through effective batch sizes and more repeatable processes. Our continuous improvement initiatives have resulted in the acquisition and application of state-of-the-art technologies and plant improvements that support lean, quick response manufacturing flexibility that put us at the forefront of our market. Moreover, the agility that our quick response manufacturing methodology provides us keeps our purchasing, manufacturing, engineering and quality teams on the cutting edge of flexible manufacturing. This adaptable approach also decreases manufacturing costs, allows for faster order turnaround times and elimination of excess waste.

We maintain an advanced machinery portfolio in our facilities allowing us to leverage our employee workforce with state-of-the-art capabilities and functionality. We strive to maintain our assets or upgrade capabilities where deterioration has driven obsolescence or better technology is available, reducing our carbon footprint. Most recently, we have invested in multiple fiber laser systems and robotic brake presses with automation aimed at reducing labor content and optimizing floor space which allows us to generate more revenue with the same workforce and footprint. We have also recently invested in a machining center with palletizers, leading edge tube lasers with automatic loaders, robotic brake presses, robotic weld cells and a direct-to-metal paint line.

Our Markets

Our primary end markets include (but are not limited to) the heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture and military markets. While our individual end markets may be exposed to cyclical variations, the diversified nature of our end markets affords us the ability to shift production with demand as certain end markets trend lower and others trend higher. In our experience, our diversification has muted the impact of downturns on our business that have affected us in the past. For example, we experienced net sales growth during the 2008 and 2009 recessions due to strong orders, particularly from our customers focused on the military end market. Moreover, as our heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, and agriculture customers’ revenues fluctuated from 2013 to 2017, with median peak-to-trough sales decline of 23%, our peak-to-trough sales declines were less than that of those respective markets at only 10%. We were able to accomplish this by reallocating our resources to serve our heavy- and medium-duty commercial vehicles and powersports customers, leading to strong double-digit growth in those end markets.

●	Heavy- and Medium-Duty Commercial Vehicles: Heavy-duty commercial vehicles include class 8 heavy trucks such as standard semi-trucks. Medium-duty commercial vehicles include classes 3-7 trucks such as box trucks;
●	Construction & Access Equipment: Primary applications include wheel loaders, crawlers, skid steer loaders, excavators, motor graders, aerial lifts, boom lifts and other construction equipment;
●	Powersports: Encompasses our all-terrain (ATV) and multi-utility (MUV) vehicles, as well as marine and motorcycle markets;
●	Agriculture: Primary applications include tractors, combines, sprayers, turf care, implements and other agriculture-related equipment;
●	Military: We provide a variety of components for military vehicle platforms;
●	Other: We provide components and assemblies to a variety of other industrial end markets, such as power generation, mining, medical cabinetry, and the automotive end market.

Our Customers

We are a critical and deeply embedded supply partner with strong strategic alignment and relationships with our customers. We have developed long-standing business relationships with our OEM customers, many of which span decades. Further, we are diversified by customers and end markets with net sales attributed to our top 20 customers accounting for $483 million of 2022 net sales, and no single end market accounting for more than 39% of net sales. For the year ended December 31, 2022, John Deere, PACCAR Inc. and AB Volvo accounted for 17.2%, 16.0% and 11.9% of net sales, respectively. We have not historically experienced customer attrition given high customer switching costs resulting from our embedded relationships driven by our broad capabilities and scale.

Raw Materials and Manufactured Components

Our purchases primarily include steel and aluminum. We maintain a broad and diverse base of over 1,000 suppliers. Our established relationships provide efficient and flexible access to resources and redundancy to ensure support of our customers. We have no history of significant supply issues or outages. In 2022, no single supplier represented more than 13% of our total purchases and 98% of the raw materials we purchased were sourced from suppliers in the United States. Our suppliers are strategically located in order to maximize efficiencies and minimize shipping costs, although switching costs are minimal and we maintain a multitude of alternative suppliers that we could transfer orders to, if needed. We have structured our customer contracts to pass through commodity price changes, which has allowed us to remain mostly unaffected by raw material price volatility and tariffs. As we continue to grow, we intend to leverage our size and scale to further reduce material costs.

Sales and Marketing

We have a strong sales team comprised of approximately 50 experienced professionals responsible for managing and expanding client relationships and proactively pursuing new opportunities. Sales personnel are aligned by market segment and customer, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, military and other end markets, and employ a highly technical and collaborative sales process with deep knowledge of our customers and capabilities. Sales personnel have assigned support teams comprised of inside sales, commercial operations, marketing and sales administration personnel. We are consistently involved in the request for proposal processes, where our sales teams with deep process expertise collaborate with customers on optimal designs for manufacturability and manufacturing efficiency. The upfront collaboration drives formalization of product specifications, program lifecycle planning, cost estimates and risk mitigation. The sales process typically takes 3 – 18 months and ultimately ends in the implementation of product lifecycle timelines and purchase orders under long-term customer arrangements. The sales team utilizes systems infrastructure that effectively track and manage backlogs, quotes and bookings information, strategic projects and call reports, all of which are reviewed at weekly sales team meetings.

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

Our Competition

We participate in a highly fragmented market with competitors in each of the end markets we serve ranging in size from small companies focused on a single capability or end market, to large multi-disciplinary companies. While there can be instances of intense competition in specific end markets, we believe that we have been able to effectively compete, and maintain competitive advantages on the basis of our:

●	scale and product offering with the ability to cross-sell and provide our customers with a one-stop solution;
●	broad manufacturing capability and flexibility to fulfill requests that require complex solutions;
●	customer service with our highly skilled and knowledgeable workforce able to provide consultative advice; and
●	regionalized geographic focus provides a defensible position from both foreign and domestic competitors as our customers continue to take a regionalized approach to production, which provides a shorter supply chain with greater flexibility.

Our Human Capital Management

As of December 31, 2022, we had approximately 2,300 full-time employees, approximately 1,775 of whom are production employees. None of our employees are represented by a union and we are not party to any collective bargaining agreements. On average, our employees have approximately eight years of service with us.

Training and development

We maintain an experienced and skilled workforce. We have been focused on attracting and retaining high quality personnel as they represent a critical factor in our continued success. There are many different career paths available to employees, and in order to assist in their career development, we offer multiple in-house training programs, mentorship programs and tuition reimbursement. Our talent development efforts span across all levels of the organization, including an annual performance review process allowing employees to discuss and build development plans with their leaders to develop their careers and an executive coaching program which prepares our future leaders for increased responsibilities at MEC. Despite the recent market challenges in the hiring of trade-skilled employees, our continued investment in newer technologies and capabilities has allowed us to opportunistically re-train and redeploy certain roles that were previously human capital-intensive, and re-train and repurpose employees into other areas of the company.

Compensation and benefits

We believe we maintain strong relationships with our employees and believe they are aligned with our employee-owned mindset through the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (the ESOP) and annual discretionary profit sharing programs. We offer our employees competitive compensation and comprehensive benefit packages, annually benchmarking them against comparable industries in the same geographic vicinity to where our facilities are located. Full-time employees are eligible to receive the following benefits: health insurance (medical, dental, vision), short-term and long-term disability, life insurance, accidental death and dismemberment insurance, flexible spending accounts, wellness program and life matters employee assistance program. Further enhancing our benefit offerings, we provide an on-site healthcare team at certain facilities to treat work and non-work related injuries and assist employees with general wellness and overall well-being.

Additionally, MEC has several initiatives centered around employee appreciation, which include: cookouts and holiday lunches, Fresh Market food program, appreciation gift cards and quarterly bonuses.

Health and safety

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

Ethics

Along with our core values, we act in accordance with our Code of Conduct Policy, which creates expectations and provides guidance for all our employees to make the right decisions. Our Code of Conduct Policy covers such topics as conducting Company affairs and fair dealing, conflicts of interest, compliance and disclosures, proper use of Company assets, protecting confidential information and reporting and enforcement of Code of Conduct violations.

Environmental Matters

We are subject to numerous federal, state and local laws and regulations relating to manufacturing, handling and disposal of materials into the environment. We believe that our environmental control procedures are adequate.

Information About Our Executive Officers

The following table sets forth certain information as of February 1, 2023, regarding our executive officers:

Name	Age	Position
Jagadeesh A. Reddy	51	President and Chief Executive Officer
Todd M. Butz	51	Chief Financial Officer
Ryan F. Raber	40	Executive Vice President - Strategy, Sales & Marketing
Rand P. Stille	52	Chief Operating Officer
Sean P. Leuba	52	Senior Vice President - Corporate Development and General Counsel

Jagadeesh A. Reddy joined our company as President, Chief Executive Officer and as a member of the Board of Directors in July 2022. Before joining our company, Mr. Reddy was a member of the senior leadership team at W.R. Grace where he was responsible for the Strategy and Growth function as well as Managing Director of Advanced Refining Technologies LLC (ART),

Grace’s global joint venture with Chevron. Mr. Reddy previously served as Vice President and General Manager, Water Technologies Strategic Business Unit, and Vice President, Corporate Strategy at Pentair PLC. Prior to Pentair PLC, he held strategy and business leadership roles at ITT Corporation, and its spin-off, Xylem Inc, spent time in M&A roles with United Technologies Corp, product management roles with Danaher Corporation and started his career in manufacturing operations at Denso Corporation. Mr. Reddy earned a Master of Business Administration in finance and strategy from the Kellogg School of Management and a Master’s in engineering management from the McCormick School of Engineering, both at Northwestern University. He also holds a Master’s in Industrial Engineering from the University of Tennessee, and a Bachelor’s in Mechanical Engineering from a university in India.

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

Rand P. Stille joined our company in April 2019 and has served as our Chief Operating Officer since March 2020. Prior to serving in his current position, Mr. Stille served as Executive Vice President – DMP & Performance Structures Operations and Vice President – Performance Structures Operations. Prior to joining our company, Mr. Stille held various roles with Universal Logistics Holdings, Inc. including Senior Vice President of Operations, Vice President & Executive Director of Westport Axle and Vice President of Mexican Operations. Mr. Stille earned a Master of Science in Supply Chain Management from the University of Michigan State and a Bachelor of Arts, Economics and Management degree from Depauw University.

Sean P. Leuba joined our company in January 2023 as Senior Vice President – Corporate Development and General Counsel. Before joining our company, Mr. Leuba was the Head of Corporate Development for Caterpillar Inc. Previously, Mr. Leuba served in multiple progressively senior roles, including as General Manager, Caterpillar Electric Power Division and General Manager, Caterpillar Remanufactured Products Division. Prior to joining Caterpillar, Mr. Leuba practiced law with Arnold & Porter in its Washington, DC office focusing on corporate, securities, M&A and venture capital. Mr. Leuba earned a Master of Business Administration in Finance from the University of Chicago, a Juris Doctor from the Washington and Lee University School of Law, and a Bachelor of Arts from the University of Maryland Baltimore County.

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

Item 1A. Risk Factors.

Investing in our common stock involves risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

Macroeconomic conditions could have a material adverse impact on our business, financial condition, cash flows and results of operations.

Macroeconomic conditions, including inflation, rising interest rates and recessionary concerns, as well as ongoing supply chain challenges, labor availability and cost pressures, and the COVID-19 pandemic, have had, and may continue to have, a negative impact on our business, financial condition, cash flows and results of operations. For instance, we were negatively impacted in 2022 by the ongoing supply chain constraints impacting our OEMs customers (such as microchip shortages and port issues). In addition, in 2022, continued inflationary pressures on wages, benefits, materials, and manufacturing supplies negatively impacted our results of operations and cash flows.

We expect inflationary cost pressures, supply chain challenges and labor shortages to continue in 2023 and we may not be able to fully mitigate the impact of the rising inflationary cost pressures through price increases. Continuing or worsening inflation, recessionary concerns and/or supply chain and labor challenges may have a material adverse impact on our business, financial condition, cash flows and/or results of operations.

Although we do not have any operations outside the United States, geopolitical events, including the ongoing conflict between Russia and Ukraine and the related economic sanctions by Western governments on Russia, has caused greater uncertainty in the global economy and has led to significant volatility in raw material costs, component costs, commodity prices and energy costs, exacerbating the inflation situation.

We are affected by developments in the industries in which our customers operate.

We derive a large amount of our net sales from customers in the following industry sectors: heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture and military. Factors affecting any of these industries in general, or any of our customers in particular, could adversely affect us because our net sales growth largely depends on the continued growth of our customers’ businesses in their respective industries. These factors include:

●	seasonality of demand for our customers’ products which may cause our manufacturing capacity to be underutilized for periods of time;
●	our customers’ failure to successfully market their products, to gain or retain widespread commercial acceptance of their products or to compete effectively in their industries;
●	loss of market share for our customers’ products, which may lead our customers to reduce or discontinue purchasing our processes and solutions and to reduce prices, thereby exerting pricing pressure on us;
●	economic conditions in the markets in which our customers operate, in particular, the United States, including inflationary pressures and the other negative impacts on economic conditions, as well as recessionary periods such as a global economic downturn;
●	our customers’ decision to insource the production of components that has traditionally been outsourced to us; and

●	product design changes or manufacturing process changes that may reduce or eliminate demand for the components we supply.

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

Most of our customers do not commit to long-term contracts or firm production schedules, and we continue to experience reduced lead-times in customer orders. Additionally, customers may change production quantities or delay production with little lead-time or advance notice. Therefore, we rely on and plan our production and inventory levels based on our customers’ advance orders, commitments and/or forecasts as well as our internal assessments and forecasts of customer demand. The volume and timing of sales to our customers may vary due to, among others:

●	variation in demand for or discontinuation of our customers’ products;
●	our customers’ attempts to manage their inventory;
●	design changes;
●	changes in our customers’ manufacturing strategies;
●	disruptive events in the markets in which our customers operate, including natural disasters, epidemics and pandemics like COVID-19; and
●	acquisitions of or consolidation among customers.

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

The COVID-19 pandemic continues to negatively affect our business, financial condition, cash flows, results of operations, supply chain and raw material availability, as well as customer demand.

Since the first quarter of 2020, there has been a worldwide impact from the COVID-19 pandemic. Government authorities have taken measures to try to contain the virus, such as limiting or closing business activities, transportation and person-to-person interactions, resulting in disruptions at some of our manufacturing operations and facilities, as well as the operations of our customers, and those of our suppliers. In some cases, the relaxation of such trends has been followed by actual or contemplated returns to stringent restrictions on commerce or gatherings, including in parts of the United States and the rest of the world.

Global trade conditions and customer trends that originated during the pandemic continue to persist and may also have a long-lasting adverse impact on us independently of the progress on the pandemic. For example, the COVID-19 pandemic resulted in supply chain issues at our OEM customers (such as microchip shortages and port issues), inflationary pressures on wages, benefits, materials and manufacturing supplies, recessionary concerns and other evolving macroeconomic conditions. The COVID-19 pandemic has had, and could continue to have, a negative impact on our business, financial condition, cash flows, results of operations, supply chain, and raw material availability, although the full extent is still uncertain and cannot be predicted.

Failure to compete successfully in our markets could materially adversely affect our business, financial condition, results of operations or prospects.

We offer our processes and solutions in highly competitive markets. The competitors in these markets may, among other things:

●	respond more quickly to new or emerging technologies;
●	have greater name recognition, critical mass or geographic market presence;
●	be better positioned to take advantage of acquisition opportunities;
●	adapt more quickly to changes in customer requirements;
●	devote greater resources to the development, promotion and sale of their processes and solutions;
●	be better positioned to compete on price due to any combination of low-cost labor, raw materials, components, facilities or other operating items, or willingness to make sales at lower margins than us;
●	consolidate with other competitors in the industry which may create increased pricing and competitive pressures on our business; and
●	be better able to utilize excess capacity which may reduce the cost of their processes and solutions.

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

The markets for our processes and solutions are characterized by changing technology and evolving process development. The continued success of our business will depend upon our ability to:

●	hire, retain and expand our pool of qualified engineering and trade-skilled personnel;
●	maintain technological leadership in our industry;
●	implement new and expand upon current robotics, automation and tooling technologies; and
●	anticipate or respond to changes in manufacturing processes in a cost-effective and timely manner.

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

We depend on a limited number of major manufacturers for a majority of our net sales. For example, our largest customers in 2022, including John Deere, PACCAR Inc. and AB Volvo accounted for 17.2%, 16.0% and 11.9% of our net sales, respectively. Our financial performance depends in large part on our ability to continue to arrange for the purchase of our processes and solutions with these customers, and we expect these customers to continue to make up a large portion of our net sales in the foreseeable future. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our business, financial condition, results of operations and cash flows by reducing cash flows and by limiting our ability to spread our fixed costs over a larger net sales base. We may make fewer sales to these customers for a variety of reasons, including, but not limited to:

●	loss of business relationship;
●	reduced or delayed customer requirements;

●	the insourcing of business that has been traditionally outsourced to us;
●	strikes or other work stoppages affecting production by our customers; or
●	reduced demand for our customers’ products, including as a result of inflationary pressures, rising interest rates, recessionary concerns and/or geopolitical events.

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

The prices and availability of raw materials critical to our business and performance are based on global supply and demand conditions. Certain raw materials used by us are only available from a limited number of suppliers, and it may be difficult to find alternative suppliers at the same or similar costs. While we strive to pass through the price of raw materials to our customers, we may not be able to do so in the future, and volatility in the prices of raw materials (including as a result of macroeconomic conditions and geopolitical events) may affect customer demand for certain components. In addition, we, along with our suppliers and customers, rely on various energy sources for a number of activities connected with our business, such as the transportation of raw materials and finished parts. The availability and pricing of these resources are subject to market forces that are beyond our control. Furthermore, we are vulnerable to any reliability issues experienced by our suppliers, which also are beyond our control. Our suppliers contract separately for the purchase of such resources, and our sources of supply could be interrupted should our suppliers not be able to obtain these materials due to higher demand or other factors that interrupt their availability (including as a result of macroeconomic conditions and geopolitical events). Energy and utility prices, including electricity and water prices, and in particular prices for petroleum-based energy sources, are volatile. Increased supplier and customer operating costs arising from volatility in the prices of energy sources, such as increased energy and utility costs and transportation costs, could be passed through to us and we may not be able to increase our product prices sufficiently or at all to offset such increased costs. The impact of any volatility in the prices of energy or the raw materials on which we rely, including the reduction in demand for certain components caused by such price volatility, could result in a loss of net sales and profitability and adversely affect our results of operations.

Our manufacturing operations are dependent upon third-party suppliers, making us vulnerable to supply shortages.

We obtain raw materials, parts and certain components from third-party suppliers. Any delay in receiving supplies (including as a result of the ongoing supply chain constraints) could impair our ability to timely deliver components to our customers and, accordingly, could have an adverse effect on our business, financial condition, results of operations and cash flows. The volatility in the financial markets and uncertainty in the sectors our suppliers service could result in exposure related to the financial viability of certain of our suppliers. Suppliers may also exit certain business lines, causing us to find other suppliers for materials or components and potentially delaying our ability to deliver components to customers, or our suppliers may change the terms on which they are willing to provide parts or materials to us, any of which could adversely affect our financial condition and results of operations. In addition, many of our suppliers have unionized workforces that could be subject to work stoppages as a result of labor relations issues. Some of our suppliers supply components and materials that cannot be quickly or inexpensively re-sourced to another supplier due to long lead times and contractual commitments that might be required by another supplier in order to provide the components or materials.

Increases in the cost of employee benefits could impact our financial results and cash flows.

Our expenses relating to employee health benefits are significant. Unfavorable changes in the cost of and the unpredictability of claims under such benefits, including the current inflationary pressures on benefits (and wages), could impact our financial results and cash flows. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system. Pursuant to the Affordable Care Act, employees may be ineligible for certain healthcare subsidies if such employee is eligible and offered qualifying and affordable healthcare coverage under an employer’s plan. Due to the breadth and complexity of the healthcare reform legislation, the lack of implementing regulations and interpretive guidance and the uncertainty surrounding further reform proposals, we are not able to fully determine the impact that healthcare reform will have in the future on company sponsored medical plans.

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

Geopolitical and economic developments could adversely affect our business.

Geopolitical events, increased political instability and social unrest, evidenced by the threat or occurrence of terrorist attacks or conflicts, enhanced national security measures, the risks related to epidemics or pandemics like COVID-19 and the related decline in consumer confidence may hinder our ability to do business. Any escalation in these events or similar future events may disrupt our operations or those of our customers and suppliers and could affect the availability of raw materials and components we need in our manufacturing operations or the means to transport those materials or components to our manufacturing facilities and finished parts to our customers. These events have had and may continue to have an adverse effect, generally, on the economy and consumer confidence and spending, which could adversely affect our net sales and operating results. The effect of these events on the volatility of the financial markets could in the future lead to volatility of the market price of our securities and may limit the capital resources available to us, our customers and our suppliers.

The impact of foreign trade relations and associated tariffs, as well as our reliance on international suppliers for certain raw materials, could adversely impact our business.

We currently source certain raw materials from international suppliers. Import tariffs, taxes, customs duties and/or other trade regulations imposed by the U.S. government on foreign countries, or by foreign countries on the United States, could significantly increase the prices we pay for certain raw materials, such as steel, aluminum and purchased components, that are critical to our ability to manufacture components for our customers. The international sourcing for these materials may also be hurt by health concerns regarding infectious diseases in countries in which these materials are purchased from, adverse weather, natural disasters or geopolitical events. In addition, we may be unable to find a domestic supplier to provide the necessary raw materials on an economical basis in the amounts we require. If the cost of our raw materials increases, or if we are unable to procure the necessary raw materials required to manufacture our components, then we could experience a negative impact on our operating results, profitability, customer relationships and future cash flows.

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

The physical risks of climate change, such as more frequent or more extreme weather events, changes in temperature and precipitation patterns, changes to ground and surface water availability and other related phenomena, could affect some, or all, of our operations, as well as the operations of our customers and suppliers. Severe weather or other natural disasters could be destructive, which could result in increased costs, including supply chain costs.

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

On September 26, 2019, and as last amended as of March 31, 2022, we entered into an amended and restated credit agreement (Credit Agreement) with certain lenders and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement provides for (i) a $200.0 million revolving credit facility (the Revolving Loan), with a letter of credit sub-facility in an aggregate amount not to exceed $5.0 million, and a swingline facility in an aggregate amount of $20.0 million. The Credit Agreement also provides for an additional $100.0 million of capacity through an accordion feature.

Our Credit Agreement contains a number of covenants that limit our ability and the ability of our subsidiaries to:

●	create, incur or assume indebtedness (other than certain permitted indebtedness);
●	create or incur liens (other than certain permitted liens);
●	make investments (other than certain permitted investments);
●	merge or consolidate with another entity;
●	make asset dispositions (other than certain permitted dispositions);
●	declare or pay any dividend or any other distribution to shareholders;
●	enter into transactions with affiliates;
●	make certain organizational changes, including changing our fiscal year end or amending our organizational documents;
●	enter into any agreement further restricting our ability to create or assume any lien;
●	sell notes receivable or accounts receivable except under certain circumstances;
●	enter into sale leaseback transactions;
●	incur capital expenditures in excess of $35.0 million in any fiscal year (or in excess of $65.0 million and $70.0 million in 2022 and 2021, respectively);
●	permit any person or group other than the ESOP or other employee benefit plan of ours (like our 401(k) plan) to own or control more than 35% of our equity interests; or
●	permit our Board of Directors to not be composed of a majority of our continuing directors (i.e., our directors as of September 26, 2019 and any additional or replacement directors that have been approved by at least 51% of the directors then in office).

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

At December 31, 2022, we had $72.2 million outstanding under the Revolving Loan. In addition, we may be able to incur significant additional indebtedness in the future, and we may do so, among other reasons, to fund acquisitions as part of our growth strategy. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness in compliance with these restrictions.

Risks Related to Ownership of Our Common Stock

Your ability to influence corporate matters may be limited because the ESOP and our 401(k) plan own a substantial amount of our stock and continue to have significant influence over us, which may limit your ability to influence the outcome of important transactions, including a change in control.

As of December 31, 2022, our employees and certain former employees, through their interests in the ESOP and the Mayville Engineering Company, Inc. 401(k) Plan (the 401(k) Plan), beneficially owned approximately 45% of the outstanding shares of our common stock. Each participant in the ESOP and the 401(k) Plan is entitled to direct the vote of the shares allocated to his or her accounts, in his or her sole discretion. As a result, our employees and former employees, if acting together, will be able to influence or control matters requiring approval by our shareholders, including the election of directors, influence over our management and policies and the approval of mergers, acquisitions or other extraordinary transactions. As employees and former employees, the ESOP and 401(k) Plan participants’ interests may be contrary to other investors. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our non-ESOP and non-401(k) Plan shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Since our initial public offering in May 2019, the market price of our common stock has been volatile and has been and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause investors to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following: sales of substantial amounts of our securities by our directors, executive officers or significant shareholders (including our current and former employees via the ESOP and the 401(k) Plan) or the perception that such sales could occur; general economic and geopolitical conditions, inflation, interest rates, tariffs, fuel prices, international currency fluctuations, recessionary concerns and acts of war or terrorism; price and volume fluctuations in the overall stock market from time to time; relatively small percentage of our common stock available publicly; actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us; changes in the market’s expectations about our operating results; changes in our orders in a given period; success of competitors; our operating results failing to meet the expectation of securities analysts or investors in a particular period; changes in financial estimates and recommendations by securities analysts concerning us or the markets in general; operating and stock price performance of other companies that investors deem comparable to us; our ability to manufacture new and enhanced components for the products of our customers on a timely basis; changes in laws and regulations affecting our business; commencement of, or involvement in, litigation involving us; changes in our capital structure, such as future issuances of securities or the incurrence of additional debt; the volume of securities available for public sale; any major change in our Board of Directors or management; and changes in our investor base.

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

In addition, our articles of incorporation and bylaws contain provisions that may make the acquisition of the company more difficult, including the following:

●	establishing a classified Board of Directors so that not all members of our Board of Directors are elected at one time, which could delay the ability of shareholders to change the membership of a majority of our Board of Directors;
●	authorizing undesignated preferred stock, the terms of which may be established and shares of which may be issued by our Board of Directors without shareholder approval;
●	requiring certain procedures to be satisfied in order for a shareholder to call a special meeting of shareholders, including requiring that we receive written demands for a special meeting from holders of 10% or more of all the votes entitled to be cast on any issue proposed to be considered;
●	requiring that a director may be removed from office only for “cause” and with the affirmative vote of shareholders holding at least 66 2/3% of the then outstanding shares of stock entitled to vote in the election of directors;
●	not providing for cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors; and
●	establishing advance notice procedures for shareholder proposals or the nomination of candidates for election as directors.

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

In addition, as an emerging growth company under the JOBS Act we are only subject to one portion of Section 404 of the Sarbanes-Oxley Act of 2002 at this time—management reporting on the assessment of internal control over financial reporting (we are not currently required to have our independent auditors issue a report addressing these assessments). Assuming we have not ceased to qualify as an “emerging growth company” earlier, we will be required to comply with both the management and the auditor assessment of internal control over financial reporting requirements of Section 404 at the time we file our annual report for 2024.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We maintain 20 strategically located U.S. facilities comprising approximately three million square feet of manufacturing space with our headquarters in Mayville, WI. We believe that our facilities are sufficient to meet our current and near-term manufacturing needs.

		Approximate
Facility	Description of Use	Square Feet		Ownership
1. Mayville, WI	Manufacturing / Corporate Headquarters	340,000		Owned
2. Beaver Dam, WI	Manufacturing	303,000		Owned
3. Hazel Park, MI	Manufacturing	263,000	(1)	Leased
4. Defiance, OH	Manufacturing	250,000		Owned
5. Defiance, OH	Manufacturing	192,000		Owned
6. Heber Springs, AR	Manufacturing	190,000		Owned
7. Bedford, PA	Manufacturing	181,000		Leased
8. Mayville, WI	Manufacturing	167,000		Owned
9. Beaver Dam, WI	Manufacturing	163,000		Owned
10. Wautoma, WI	Manufacturing	157,000		Owned
11. Atkins, VA	Manufacturing	150,000		Owned
12. Byron Center, MI	Manufacturing	138,000		Leased
13. Defiance, OH	Manufacturing	90,000		Leased
14. Greenville, MS	Manufacturing	76,000		Leased
15. Wayland, MI	Manufacturing	75,000		Leased
16. Neillsville, WI	Manufacturing	58,000		Owned
17. Vanderbilt, MI	Manufacturing	50,000		Owned
18. Neillsville, WI	Manufacturing	42,000		Owned
19. Vanderbilt, MI	Manufacturing	40,000		Owned
20. Piedmont, MI	Manufacturing	34,000		Leased
TOTAL		2,959,000

(1)	Excludes approximately 182,000 square feet of subleased manufacturing space starting in June 2022.

Item 3. Legal Proceedings.

From time to time, we may be a party to litigation and subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. Also see Note 8 – Contingencies in the Notes to the Consolidated Financial Statements for additional information.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price Information

Our common stock is traded on the New York Stock Exchange under the symbol MEC. As of February 1, 2023, there were five registered shareholders of record of our common stock and thousands of beneficial holders of our common stock, including all the participants in our ESOP and many participants in our 401(k) Plan.

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

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases we made of shares of our common stock during the three months ended December 31, 2022:

			Total Number	Dollar Value of
			of Shares	Shares that
	Total		Purchased as	May Yet Be
	Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs (1)
October 2022	—	$—	—	$18,552,679
November 2022	—	$—	—	$18,552,679
December 2022	—	$—	—	$18,552,679
Total	—		—
(2)	On October 28, 2019, our Board of Directors approved an increase of our prior share repurchase program from $4.0 million to $25.0 million shares of our common stock through 2021. On October 19, 2021, the Board of Directors approved a new share repurchase program of up to $25.0 million of shares of our common stock through 2023. The new share repurchase program replaced the prior program.

Stock Performance Graph

The following graph compares the total return on our common stock since the time of the Company’s IPO with similar returns on the Standard & Poor’s (S&P) SmallCap 600 Index and the Dow Jones Industrial Average Index. The graph assumes a $100 investment with the reinvestment of any dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among Mayville Engineering Company, Inc., the S&P SmallCap 600 Index and

The Dow Jones Industrial Average

$175
$150
$125
$100
$75
$50
$25
$0
5/9/2019
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Mayville Engineering Company, Inc.
S&P SmallCap 600
Dow Jones Industrial Average

	5/9/2019	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Mayville Engineering Company, Inc.	$100.00	$55.18	$78.94	$87.71	$74.47
S&P SmallCap 600	$100.00	$106.11	$116.26	$145.65	$120.27
Dow Jones Industrial Average	$100.00	$109.90	$117.87	$139.94	$127.65

Securities Authorized For Issuance Under Equity Compensation Plans

See Part III, Item 12, of this Annual Report on Form 10-K for certain information regarding our equity compensation plans.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth in “Risk Factors” in Part I, Item 1A and “Cautionary Statement Regarding Forward-Looking Statements” of this Annual Report on Form 10-K. This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. In this discussion, we use certain financial measures that are not prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Explanation of these non-GAAP financial measures and reconciliation to the most directly comparable GAAP financial measures are included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.

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

Goodwill, Intangible Assets and Other Long-Lived Assets

Our long-lived assets consist primarily of property, equipment, purchased intangible assets and goodwill. The valuation and the impairment testing of these long-lived assets involve significant judgments and assumptions, particularly as they relate to the identification of reporting units, asset groups and the determination of fair value.

We test our tangible and intangible long-lived assets subject to amortization for impairment whenever facts and circumstances indicate that the carrying amount of an asset may not be recoverable. We test goodwill and indefinite lived intangible assets for impairment annually, or more frequently if triggering events occur indicating that there may be impairment.

We have recorded goodwill and perform testing for potential goodwill impairment at a reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment for which discrete financial information is available, and for which management regularly reviews the operating results. Additionally, components within an operating segment can be aggregated as a single reporting unit if they have similar economic characteristics. We have concluded we have one reporting unit.

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

We test our goodwill for impairment on an annual basis, and more frequently if events or changes in circumstances indicate that it might be impaired. For the years ended December 31, 2022 and 2021, there were no events or changes in circumstances that would indicate a material impairment of our goodwill.

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

For impairment testing of long-lived assets, we identify asset groups at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flow expected to be generated by the assets. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset group. For the twelve months ended December 31, 2021, the Company recorded an impairment of its long-lived assets in the amount of $16,151. Please refer to Note 2 – Select Balance Sheet Data in the Notes to Consolidated Financial Statements for further discussion of the facts and circumstances that led to this impairment. For the year ended December 31, 2022, there were no events or changes in circumstances that indicated a material impairment of our long-lived assets.

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

ESOP

Under the ESOP, the Company can make annual discretionary contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company subject to approval by the Board of Directors. The stock in the ESOP is held in trust for the sole benefit of the participants. Shares allocated to a participant’s account are fully vested. For each of the twelve months ended December 31, 2022, 2021, and 2020, the Company recorded no ESOP expense. The Company elected to make annual discretionary contributions to the 401(k) Plan in these years, providing participants the opportunity to diversify their shares of common stock of the Company if they choose to.

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

Overview

MEC is a leading U.S.-based value-added manufacturing partner that provides a full suite of services from concept to production, including prototyping and tooling, production fabrication, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, military and other end markets. We have developed long-standing relationships with our blue-chip customers based upon a high level of experience, trust and confidence.

Our one operating segment focuses on producing metal components that are used in a broad range of heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agricultural, military and other products.

COVID-19 Impact and Macroeconomic Conditions

The COVID-19 pandemic has had, and could continue to have, a negative impact on our business, financial condition, cash flows, results of operations, supply chain and raw material availability, although the full extent is still uncertain and cannot be predicted.

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

For the twelve months ended December 31, 2021 and 2022, net sales reflected the ongoing supply chain constraints impacting many of our customers. Additionally, we continue to experience the macroeconomic conditions that originated during the pandemic, including inflationary pressures on wages, benefits, materials and manufacturing supplies due to a higher level of competition for employees and materials.

How We Assess Performance

Net Sales. Net sales reflect sales of our components and products net of allowances for returns and discounts. In addition to current macroeconomic conditions and the COVID-19 pandemic, several factors affect our net sales in any given period, including weather, timing of acquisitions and the production schedules of our customers. Net sales are recognized at the time of shipment or at delivery to the customer.

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

Other Selling, General, and Administrative Expenses. Other selling, general and administrative expenses consist primarily of salaries and personnel costs for our sales and marketing, finance, human resources, information systems, administration and certain other managerial employees and corporate level administrative expenses such as incentive compensation, audit, accounting, legal and other consulting and professional services, travel and insurance.

Other Key Performance Indicators

EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin

EBITDA represents net income (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization. EBITDA Margin represents EBITDA as a percentage of net sales for each period.

Adjusted EBITDA represents EBITDA before CEO transition costs, stock-based compensation, Hazel Park transition costs due to the former fitness customer, restructuring expenses related to the closure of the Greenwood facility and impairment charges on long-lived assets and inventory and (gain) loss on contracts specifically purchased to meet obligations under the agreement with our former fitness customer. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures should not be considered as an alternative to net income (loss) or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present Adjusted EBITDA and Adjusted EBITDA Margin as management uses these measures as key performance indicators, and we believe they are measures frequently used by securities analysts, investors and other parties to evaluate companies in our industry. These measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP.

Our calculation of EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to the similarly named measures reported by other companies. Potential differences between our measures of EBITDA and Adjusted EBITDA compared to other similar companies’ measures of EBITDA and Adjusted EBITDA may include differences in capital structure and tax positions.

The following table presents a reconciliation of net income (loss) and comprehensive income (loss), the most directly comparable measure calculated in accordance with GAAP, to EBITDA and Adjusted EBITDA, and the calculation of EBITDA Margin and Adjusted EBITDA Margin for each of the periods presented.

	Twelve Months Ended
	December 31,
	2022	2021	2020
Net income (loss) and comprehensive income (loss)	$18,727	$(7,451)	$(7,092)
Interest expense	3,380	2,003	2,668
Provision (benefit) for income taxes	3,667	(1,943)	(2,074)
Depreciation and amortization	29,311	31,783	32,089
EBITDA	55,085	24,392	25,591
CEO transition costs	1,512	—	—
IPO stock-based compensation expense	—	—	1,029
Stock-based compensation expense	3,759	4,962	3,703
Hazel Park transition costs due to former fitness customer	4,768	—	—
Greenwood restructuring charges	—	—	2,524
Impairment of inventory and loss on contracts	—	700	—
Impairment of long-lived assets and (gain) loss on contracts	(4,346)	16,151	—
Adjusted EBITDA	$60,778	$46,205	$32,847
Net sales	$539,392	$454,826	$357,606
EBITDA Margin	10.2%	5.4%	7.2%
Adjusted EBITDA Margin	11.3%	10.2%	9.2%

Consolidated Results of Operations

Twelve Months Ended December 31, 2022 Compared to Twelve Months Ended December 31, 2021

	Twelve Months Ended December 31,
	2022		2021		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$539,392	100.0%	$454,826	100.0%	$84,566	18.6%
Cost of sales	478,323	88.7%	403,451	88.7%	74,872	18.6%
Manufacturing margins	61,069	11.3%	51,375	11.3%	9,694	18.9%
Amortization of intangible assets	6,952	1.3%	10,706	2.4%	(3,754)	(35.1)%
Profit sharing, bonuses and deferred compensation	7,997	1.5%	11,500	2.5%	(3,503)	(30.5)%
Other selling, general and administrative expenses	24,692	4.6%	20,409	4.5%	4,283	21.0%
Impairment of long-lived assets and (gain) loss on contracts	(4,346)	(0.8)%	16,151	3.6%	(20,497)	(126.9)%
Income (loss) from operations	25,774	4.8%	(7,391)	(1.6)%	33,165	448.7%
Interest expense	(3,380)	0.6%	(2,003)	0.4%	1,377	68.7%
Provision (benefit) for income taxes	3,667	0.7%	(1,943)	(0.4)%	5,610	288.7%
Net income (loss) and comprehensive income (loss)	$18,727	3.5%	$(7,451)	(1.6)%	$26,178	351.3%
EBITDA	$55,085	10.2%	$24,392	5.4%	$30,693	125.8%
Adjusted EBITDA	$60,778	11.3%	$46,205	10.2%	$14,573	31.5%

Net Sales. Net sales were $539,392 for the twelve months ended December 31, 2022 as compared to $454,826 for the twelve months ended December 31, 2021, an increase of $84,566, or 18.6%. This change was primarily due to customer raw material pricing pass-throughs, volume increases as end market demand strengthened and customer restocking efforts due to historically low customer inventories, and commercial pricing increases. These increases were partially offset by customer supply chain issues.

Manufacturing Margins. Manufacturing margins were $61,069 for the twelve months ended December 31, 2022 as compared to $51,375 for the twelve months ended December 31, 2021, an increase of $9,694, or 18.9%. The increase was driven by greater demand, the impact of commercial pricing increases and improved absorption of manufacturing overhead costs, offset by Hazel Park transition and launch costs, continued customer supply chain issues, and a decline in scrap income during the second half of the current year.

Manufacturing margin percentages were 11.3% for both the twelve months ended December 31, 2022 and 2021.

Amortization of Intangible Assets. Amortization of intangible assets were $6,952 for the twelve months ended December 31, 2022 as compared to $10,706 for the twelve months ended December 31, 2021, a decrease of $3,754, or 35.1%. The decrease is due to the full amortization of certain intangible assets.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit sharing, bonuses and deferred compensation expenses were $7,997 for the twelve months ended December 31, 2022 as compared to $11,500 for the twelve months ended December 31, 2021, a decrease of $3,503, or 30.5%. The decrease is primarily driven by a reduction in deferred compensation expense as a result of fluctuations within the financial markets.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $24,692 for the twelve months ended December 31, 2022 as compared to $20,409 for the twelve months ended December 31, 2021, an increase of $4,283, or 21.0%. The increase was mainly driven by higher consulting, legal, and professional fees, CEO transition costs, wages and benefits due to continued inflationary pressures, information technology, and travel and entertainment expenses.

Impairment of Long-Lived Assets and (Gain) Loss on Contracts. At December 31, 2021, there was uncertainty as to the level of demand from the former fitness customer. The Company received a notification from this customer in February 2022 resulting in a change in forecasted future cash flow, triggering an impairment assessment of assets purchased, and assets the Company committed to purchase, to meet obligations under the agreement with the former fitness customer as of December 31, 2021. The notification informed the Company that it did not forecast any demand for any products or parts that were the subject of the agreement between the Company and the customer for the remainder of the agreement’s term, which ends in March 2026. Given the circumstances, GAAP required the Company to assess whether the assets were impaired. As a result of this assessment, the Company recorded an impairment on the assets purchased and loss on contracts agreed upon specifically to meet obligations under the agreement with the former fitness customer. Consequently, the Company recorded an impairment of long-lived assets and loss on contracts of $16,151 in the fourth quarter of 2021.

During the twelve months ended December 31, 2022, the Company was able to cancel $2,257 of purchase commitments for property, plant and equipment relating to the former fitness customer that had been recorded as an impairment of long-lived assets and loss on contracts at December 31, 2021, as previously described. The cancellation of purchase commitments resulted in the reversal of this amount. Additionally, the Company was able to sell property, plant and equipment resulting in a gain of $2,089 relating to the former fitness customer that had previously been recorded as an impairment of long-lived assets and written down to fair value at December 31, 2021.

Interest Expense. Interest expense was $3,380 for the twelve months ended December 31, 2022 as compared to $2,003 for the twelve months ended December 31, 2021. The change is due to higher borrowing levels and interest rates as compared to the prior year period.

Provision (Benefit) for Income Taxes. Income tax expense was $3,667 for the twelve months ended December 31, 2022 as compared to income tax benefit of $1,943 for the twelve months ended December 31, 2021. Please reference Note 7 – Income Taxes in the Consolidated Financial Statements for further details.

Due to the factors described in the preceding paragraphs, net income, comprehensive income, EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin increased during 2022.

Twelve Months Ended December 31, 2021 Compared to Twelve Months Ended December 31, 2020

	Twelve Months Ended December 31,
	2021		2020		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$454,826	100.0%	$357,606	100.0%	$97,220	27.2%
Cost of sales	403,451	88.7%	326,105	91.2%	77,346	23.7%
Manufacturing margins	51,375	11.3%	31,501	8.8%	19,874	63.1%
Amortization of intangibles	10,706	2.4%	10,706	3.0%	—	0.0%
Profit sharing, bonuses and deferred compensation	11,500	2.5%	8,250	2.3%	3,250	39.4%
Other selling, general and administrative expenses	20,409	4.5%	19,043	5.3%	1,366	7.2%
Impairment of long-lived assets and loss on contracts	16,151	3.6%	—	0.0%	16,151	N/A
Loss from operations	(7,391)	(1.6)%	(6,498)	(1.8)%	893	13.7%
Interest expense	(2,003)	0.4%	(2,668)	0.7%	(665)	(24.9)%
Benefit for income taxes	(1,943)	(0.4)%	(2,074)	(0.6)%	(131)	(6.3)%
Net loss and comprehensive loss	$(7,451)	(1.6)%	$(7,092)	(2.0)%	$359	5.1%
EBITDA	$24,392	5.4%	$25,591	7.2%	$(1,199)	(4.7)%
Adjusted EBITDA	$46,205	10.2%	$32,847	9.2%	$13,358	40.7%

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

Manufacturing Margins. Manufacturing margins were $51,375 for the twelve months ended December 31, 2021 as compared to $31,501 for the twelve months ended December 31, 2020. The increase was driven by production volume increases and higher scrap income. Furthermore, the improved production volumes, the utilization of the Company’s investments in new technology and automation, and efficiencies following the closure of the Greenwood, SC facility in 2020 resulted in significant improvements in absorbed manufacturing overhead costs. This was partially offset by the timing of raw material pricing passed through to customers, inflationary pressures on wages, benefits, materials, and general manufacturing supply costs during 2021, and increased utility, freight, repair, and other costs related to the improved sales volumes. Additionally, the Company incurred $2,878 in launch costs and $700 of inventory write-offs related to the agreement with the former fitness customer during 2021. Further, the prior year period was negatively impacted by the following: market demand changes, customer shutdowns related to the COVID-19 pandemic, approximately $775 of inventory obsolescence, and health care charges specific to the estimated potential impacts of the pandemic, and $2,524 of restructuring costs related to the Greenwood facility closure.

Manufacturing margin percentages were 11.3% for the twelve months ended December 31, 2021 as compared to 8.8% for the twelve months ended December 31, 2020, an increase of 2.5%, which can be attributed to the items discussed above.

Profit Sharing, Bonuses and Deferred Compensation. Profit sharing, bonuses and deferred compensation expenses were $11,500 for the twelve months ended December 31, 2021 as compared to $8,250 for the twelve months ended December 31, 2020. The increase was primarily driven by the return of normalized discretionary 401(k) and bonus accruals as business activity and sales volumes improved.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $20,409 for the twelve months ended December 31, 2021 as compared to $19,043 for the twelve months ended December 31, 2020. The increase was mainly driven by higher salary and payroll expenses which were unusually low in the prior year period due to the pandemic.

Impairment of Long-Lived Assets and Loss on Contracts. On February 18, 2022, the former fitness customer informed the Company that it did not forecast any demand for any products or parts that were the subject of the agreement between the Company and the customer for the remainder of the agreement’s term, which ends March 2026. Given the circumstances, GAAP required the Company to assess whether the assets were impaired. As a result of this assessment, the Company recorded an impairment on the assets specifically purchased to meet obligations under the agreement with the former fitness customer. As a result, the Company recorded an impairment of long-lived assets and loss on contracts of $16,151 in the fourth quarter of 2021.

Interest Expense. Interest expense was $2,003 for the twelve months ended December 31, 2021 as compared to $2,668 for the twelve months ended December 31, 2020. On average, the Company carried a lower debt balance throughout 2021 coupled with lower interest rates.

Benefit for Income Taxes. Income tax benefit was $1,943 for the twelve months ended December 31, 2021 as compared to $2,074 for the twelve months ended December 31, 2020. Please reference Note 7 – Income Taxes in the Notes to the Consolidated Financial Statements for further details.

Due to the factors described in the preceding paragraphs, net loss, comprehensive loss, EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin increased during 2021.

Liquidity and Capital Resources

The following is a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows:

	Twelve Months Ended
	December 31,
	2022	2021	2020
Net cash provided by operating activities	$52,426	$14,457	$36,523
Net cash used in investing activities	(50,668)	(33,961)	(5,774)
Net cash provided by (used in) financing activities	(1,749)	19,501	(30,629)
Net change in cash	$9	$(3)	$120

Cash Flows Analysis Twelve Months Ended December 31, 2022 Compared to Twelve Months Ended December 31, 2021

Operating Activities. Cash provided by operating activities was $52,426 for the twelve months ended December 31, 2022 as compared to $14,457 for the twelve months ended December 31, 2021. The $37,969 increase in operating cash flows was primarily due to a $4,898 increase in net income (loss) adjusted for reconciling items as a result of net income in the year ended December 31, 2022 as compared to a net loss in the year ended December 31, 2021, and $33,071 in favorable working capital changes. The largest drivers positively impacting working capital were the significant increases in accounts receivable and inventories during 2021 and then stabilizing throughout 2022 as customer demand and production levels rebounded in 2021 from COVID-19 lows.

Investing Activities. Cash used in investing activities was $50,668 for the twelve months ended December 31, 2022, as compared to $33,961 for the twelve months ended December 31, 2021. The $16,707 increase in cash used in investing activities was driven by the Company’s continued investments in new technology and automation supporting new programs and existing production processes and the costs associated with the repurposing of assets at the Company’s Hazel Park, MI facility. This was partially offset by additional proceeds from the sale of property, plant and equipment originally intended to support production for the former fitness customer during the twelve months ended December 31, 2022.

Financing Activities. Cash used by financing activities was $1,749 for the twelve months ended December 31, 2022, as compared to cash provided by financing activities of $19,501 for the twelve months ended December 31, 2021. The $21,250 decrease was driven by increased borrowings, but with higher debt repayments, resulting in a slight rise in the Company’s debt balance during the current year. Additionally, the Company repurchased 559,945 shares of our common stock during 2022 under our share repurchase program at a total cost of $4,947. In 2021, the Company repurchased 147,785 shares of our common stock under our share repurchase program at a total cost of $2,153. The Company’s decision to repurchase shares in 2023 will depend on business conditions, free cash flow generation, other cash requirements and stock price. See Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding share repurchases.

Cash Flows Analysis Twelve Months Ended December 31, 2021 Compared to Twelve Months Ended December 31, 2020

Operating Activities. Cash provided by operating activities was $14,457 for the twelve months ended December 31, 2021 as compared to $36,523 for the twelve months ended December 31, 2020. The $22,066 decrease in operating cash flows was primarily due to changes in net working capital, more specifically, accounts receivable rose relative to the growth in sales, while inventories and accounts payable were elevated due to higher raw material prices and other costs as production levels rebounded from the pandemic lows. Additionally, the Company carried more inventory at the end of 2021 due to the deferment of customer orders into 2022 as they navigated supply chain issues impacting their production schedules.

Investing Activities. Cash used in investing activities was $33,961 for the twelve months ended December 31, 2021, as compared to $5,774 for the twelve months ended December 31, 2020. The $28,187 increase in cash used in investing activities was driven by the Company’s continued investment in technology and automation in 2021 as compared to leveraging our investments in new technology and automation and preserving cash during the prior year period. Additionally, the Company invested $19,658 into the Hazel Park, MI facility during 2021. The Company also recorded $5,348 in proceeds from the sale of property, plant and equipment mainly driven by the sale of the Greenwood, SC facility during 2021.

Financing Activities. Cash provided by financing activities was $19,501 for the twelve months ended December 31, 2021, as compared to cash used in financing activities of $30,629 for the twelve months ended December 31, 2020. The $50,130 change was driven by higher borrowings in excess of debt repayments in the second half of 2021 compared to debt repayments in excess of borrowings during the prior year. The Company repurchased 147,785 shares of our common stock in 2021 under our share repurchase program at a total cost of $2,153. In 2020, the Company repurchased 320,245 shares of our common stock under our share repurchase program at a total cost of $2,435.

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

At December 31, 2022, the interest rate on outstanding borrowings under the Revolving Loan was 5.69%. At December 31, 2022, we had availability of $127,764 under the Revolving Loan.

We must pay a commitment fee rate ranging from 0.20% to 0.50% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Credit Agreement. We must also pay fees as specified in the Fee Letter (as defined in the Credit Agreement) and with respect to any letters of credit issued under the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness, create or incur liens, make certain investments, merge or consolidate with another entity, make certain asset dispositions, pay dividends or other distributions to shareholders, enter into transactions with affiliates, enter into sale leaseback transactions or make capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum interest coverage ratio of 3.00 to 1.00. At December 31, 2022, our interest coverage ratio was 13.14 to 1.00. The Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 3.25 to 1.00, although such leverage ratio can be increased in connection with certain acquisitions. As of December 31, 2022, our consolidated total leverage ratio was 1.26 to 1.00.

The Credit Agreement includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, material money judgments and failure to maintain subsidiary guarantees. If an event of default occurs, the Agent will be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement, termination of the credit facility and all other actions permitted to be taken by a secured creditor.

On June 30, 2020, March 31, 2021 and March 31, 2022, the Company entered into amendments to the Credit Agreement. Please refer to Note 3 – Bank Revolving Credit Notes in the Notes to the Consolidated Financial Statements for a more detailed discussion.

Capital Requirements and Sources of Liquidity

During the twelve months ended December 31, 2022 and 2021, our capital expenditures were $58,610 and $39,309, respectively. The increase of $19,301 was driven by our continued investments in new technology and automation in addition to the repurposing of assets in the Company’s Hazel Park, MI facility. Capital expenditures for the full year 2023 are expected to be between $20,000 and $25,000.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. At December 31, 2022, we had immediate availability of $127,764 through our Revolving Loan and another $100,000 through an accordion feature under our Credit Agreement, subject to covenants under the Credit Agreement. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital. We will continue to have access to the availability currently provided under the Credit Agreement as long as we remain compliant with the financial covenants. Based on our estimates at this time, we expect to be in compliance with these financial covenants through 2023 and the foreseeable future.

We believe that our operating cash flow and available borrowings under the Credit Agreement are sufficient to fund our operations for 2023 and beyond. However, future cash flows are subject to a number of variables, and additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under the Credit Agreement, joint ventures, asset sales, offerings of debt or equity securities or other means. We cannot guarantee that this additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at December 31, 2022:

		Payments Due by Period
	Total	2023	2024 – 2025	2026 – 2027	Thereafter
Long-term debt principal payment obligations (1)	$72,236	$—	$72,236	$—	$—
Equipment financing agreements (2)	1,470	1,164	306	—	—
Forecasted interest on debt payment obligations (3)	7,800	4,475	3,325	—	—
Finance lease obligations (4)	1,242	426	717	99	—
Operating lease obligations (4)	40,668	5,709	10,490	9,329	15,140
Total	$123,416	$11,774	$87,074	$9,428	$15,140
(1)	Principal payments under the Company’s Credit Agreement, which expires in 2024.
(2)	Financing agreements entered into to purchase manufacturing equipment. Current and long-term portions are classified in other current liabilities and other long-term liabilities, respectively, on the Consolidated Balance Sheets.
(3)	Forecasted interest on debt obligations are based on the debt balance, interest rate, and unused fee of the Company’s revolver credit facility, and the debt balances and interest rates of the Company’s equipment finance agreements as of December 31, 2022.
(4)	See Note 4 – Leases in the Notes to the Consolidated Financial Statements for additional information.

Capital expenditures for the full year 2023 are expected to be below 2022 levels as the Company is nearing the end of an unusually high capital expenditure cycle.

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

The amount borrowed under the Revolver Loan under the Credit Agreement was $72.2 million as of December 31, 2022. The interest rate was 5.69% as of December 31, 2022. Please see “Liquidity and Capital Resources – Amended and Restated Credit Agreement” in Part II, Item 7 of this Annual Report on Form 10-K and Note 3 – Bank Revolving Credit Notes in the Notes to the Consolidated Financial Statements for more specifics.

A hypothetical 100-basis-point increase in our borrowing rates would have resulted in an additional $0.7 million of interest expense based on our variable rate debt at December 31, 2022. We do not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect our cash flow.

Commodity Risk

We source a wide variety of materials and components from a network of suppliers. While such materials are generally available from numerous suppliers, the COVID-19 pandemic resulted in availability delays at times. In addition, commodity raw materials, such as steel, aluminum, copper, paint and paint chemicals, and other production costs are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and in many cases utilize contracts with those customers to mitigate the impact of commodity raw material price fluctuations. As of December 31, 2022, we did not have any commodity hedging instruments in place.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Mayville Engineering Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mayville Engineering Company, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows, for the twelve months ended December 31, 2022, 2021, and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for the twelve months ended December 31, 2022, 2021, and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

Milwaukee, WI

March 1, 2023

We have served as the Company’s auditor since 2018.

Mayville Engineering Company, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$127	$118
Receivables, net of allowances for doubtful accounts of $545 at December 31, 2022 and $631 at December 31, 2021	58,001	55,417
Inventories, net	71,708	70,157
Tooling in progress	7,938	3,950
Prepaid expenses and other current assets	3,529	2,924
Total current assets	141,303	132,566
Property, plant and equipment, net	145,771	120,746
Assets held for sale	83	—
Goodwill	71,535	71,535
Intangible assets, net	43,809	50,761
Operating lease assets	36,073	—
Other long-term assets	2,007	3,865
Total assets	$440,581	$379,473
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$53,735	$50,119
Current portion of operating lease obligation	4,857	—
Accrued liabilities:
Salaries, wages, and payroll taxes	7,288	8,684
Profit sharing and bonus	6,860	5,289
Current portion of deferred compensation	18,062	—
Other current liabilities	11,646	13,280
Total current liabilities	102,448	77,372
Bank revolving credit notes	72,236	67,610
Operating lease obligation, less current maturities	31,891	—
Deferred compensation, less current portion	3,132	25,117
Deferred income tax liability	11,818	8,641
Other long-term liabilities	1,189	2,462
Total liabilities	$222,714	$181,202
Commitments and contingencies (see Note 8)
Common shares, no par value, 75,000,000 authorized, 21,645,193 shares issued at December 31, 2022 and 21,386,382 at December 31, 2021	—	—
Additional paid-in-capital	200,945	197,186
Retained earnings	26,274	7,547
Treasury shares at cost, 1,472,447 shares at December 31, 2022 and 1,050,448 at December 31, 2021	(9,352)	(6,462)
Total shareholders’ equity	217,867	198,271
Total	$440,581	$379,473

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except share amounts and per share data)

	Twelve Months Ended
	December 31,
	2022	2021	2020
Net sales	$539,392	$454,826	$357,606
Cost of sales	478,323	403,451	326,105
Amortization of intangible assets	6,952	10,706	10,706
Profit sharing, bonuses, and deferred compensation	7,997	11,500	8,250
Other selling, general and administrative expenses	24,692	20,409	19,043
Impairment of long-lived assets and (gain) loss on contracts	(4,346)	16,151	—
Income (loss) from operations	25,774	(7,391)	(6,498)
Interest expense	(3,380)	(2,003)	(2,668)
Income (loss) before taxes	22,394	(9,394)	(9,166)
Income tax expense (benefit)	3,667	(1,943)	(2,074)
Net income (loss) and comprehensive income (loss)	$18,727	$(7,451)	$(7,092)

Earnings (loss) per share:
Basic	$0.92	$(0.37)	$(0.36)
Diluted	$0.91	$(0.36)	$(0.36)

Weighted average shares outstanding:
Basic	20,399,737	20,404,543	19,898,122
Diluted	20,682,628	20,830,977	19,898,122

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended
	December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$18,727	$(7,451)	$(7,092)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	22,359	21,077	21,383
Amortization	6,952	10,706	10,706
Allowance for doubtful accounts	(86)	(667)	772
Inventory excess and obsolescence reserve	80	(935)	80
Stock-based compensation expense	3,759	4,962	4,732
(Gain) loss on disposal of property, plant and equipment	(161)	(1,311)	667
Impairment of inventory and loss on contracts	—	700	—
Impairment of long-lived assets and (gain) loss on contracts	(4,346)	16,151	—
Deferred compensation	(3,923)	(514)	682
Non-cash lease expense	4,251	—	—
Other non-cash adjustments	329	325	358
Changes in operating assets and liabilities – net of effects of acquisition:
Accounts receivable	(2,498)	(12,670)	(2,664)
Inventories	(1,631)	(27,896)	4,246
Tooling in progress	(3,988)	(824)	(1,537)
Prepaids and other current assets	(616)	(1,013)	500
Accounts payable	9,361	11,836	515
Deferred income taxes	4,710	(3,323)	(4,857)
Operating lease obligations	(3,856)	—	—
Accrued liabilities	3,003	5,304	8,032
Net cash provided by operating activities	52,426	14,457	36,523
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(58,610)	(39,309)	(7,794)
Proceeds from sale of property, plant and equipment	7,942	5,348	2,020
Net cash used in investing activities	(50,668)	(33,961)	(5,774)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	437,939	385,226	267,169
Payments on bank revolving credit notes	(433,312)	(362,873)	(294,484)
Repayments of other long-term debt	(1,107)	(268)	—
Deferred financing costs	—	—	(207)
Purchase of treasury stock	(4,947)	(2,153)	(2,509)
Payments on finance leases	(322)	(544)	(598)
Proceeds from the exercise of stock options	—	139	—
Other financing activities	—	(26)	—
Net cash provided by (used in) financing activities	(1,749)	19,501	(30,629)
Net increase (decrease) in cash and cash equivalents	9	(3)	120
Cash and cash equivalents at beginning of period	118	121	1
Cash and cash equivalents at end of period	$127	$118	$121
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,670	$2,122	$3,011
Cash paid for taxes	$704	$1,548	$744
Non-cash construction in progress in accounts payable	$603	$6,347	$1,559

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(in thousands)

	Shareholder’s Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2019	$183,687	$(4,882)	$22,089	$200,895
Net loss	—	—	(7,092)	(7,092)
Share repurchases	—	(2,509)	—	(2,509)
ESOP contribution	2,374	2,457	—	4,831
Stock-based compensation	4,732	—	—	4,732
Balance as of December 31, 2020	$190,793	$(4,934)	$14,998	$200,857
Net loss	—	—	(7,451)	(7,451)
Share repurchases	—	(2,153)	—	(2,153)
401(k) contribution	1,319	625	—	1,944
Stock options exercised	112	—	—	112
Stock-based compensation	4,962	—	—	4,962
Balance as of December 31, 2021	$197,186	$(6,462)	$7,547	$198,271
Net income	—	—	18,727	18,727
Share repurchases	—	(4,947)	—	(4,947)
401(k) contribution	—	2,057	—	2,057
Stock-based compensation	3,759	—	—	3,759
Balance as of December 31, 2022	$200,945	$(9,352)	$26,274	$217,867

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands, except share amounts and per share data)

Note 1. Nature of business and summary of significant accounting policies

Mayville Engineering Company, Inc. and subsidiaries (MEC, the Company, we, our, us or similar terms) is a leading U.S.-based value-added manufacturing partner that provides a full suite of services from concept to production, including prototyping and tooling, production fabrication, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicle, construction & access equipment, powersports, agriculture, military and other end markets. Founded in 1945 and headquartered in Mayville, Wisconsin, we are a leading Tier I U.S. supplier of highly engineered components to original equipment manufacturer (OEM) customers with leading positions in their respective markets. The Company operates 20 facilities located in Arkansas, Michigan, Mississippi, Ohio, Pennsylvania, Virginia and Wisconsin. Our engineering expertise and technical know-how allow us to add value through every product redevelopment cycle (generally every three to five years for our customers).

In December 1985, the Company formed the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (ESOP). The ESOP is a tax qualified retirement plan and is designed to invest primarily in the Company’s common stock which is held in a trust. From January 2003 until the Company’s initial public offering of common stock (IPO) in May 2019, the ESOP owned 100% of the Company’s outstanding shares of common stock which have been fully allocated to active or retired eligible employees. In connection with the IPO, the Company initially sold 6,250,000 shares of common stock into the public market, reducing ESOP ownership to approximately 67%. As of December 31, 2022, approximately 45% of all outstanding shares were held by the ESOP or within the Company’s 401(k) plan.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to credit risk consist principally of bank balances above the Federal Deposit Insurance Corporation insurability limits of $250 per official custodian. The Company has not experienced any losses on these accounts and management believes the Company is not exposed to any significant credit risk on cash.

Accounts receivable

Accounts receivable are generally uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 60 days from the invoice date. Management periodically reviews past due balances and established an allowance for doubtful accounts of $545 and $631 as of December 31, 2022 and 2021, respectively, for probable uncollectible amounts based on its assessment of the current status of individual accounts. The estimated valuation allowance results in a charge to cost of sales and the accounts are written-off through a charge to the valuation allowance and a credit to accounts receivable after the Company has used all reasonable collection efforts.

As the Company's customer base is principally made up of blue-chip OEMs with high credit ratings and our trade receivables are due within one year or less, the Company does not have a reserve for credit losses.

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out method (FIFO), and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Work-in-process and finished goods are valued at production cost consisting of material, labor and overhead. The Company maintains a reserve for obsolete and slow-moving inventory of $2,344 and $2,265 as of December 31, 2022 and 2021, respectively, which is based upon the aging of current inventory as well as assumptions on future demand and market conditions.

Tooling in progress

The Company has agreements with its customers to provide production tooling which will be used to produce specific parts for its customers. The costs to design, engineer, and manufacture the tooling are charged to tooling in progress as incurred and based on when control of the tooling is transferred to the customer under contract or when the customer signs off through the Product Part Approval Process (PPAP) or other documented customer acceptance, either at a point in time or over a period of time is when revenue is recognized. The Company may also provide production tooling that is not sold to customers but is capitalized in property, plant and equipment. To the extent that estimated costs exceed expected reimbursement from the customer, the Company recognizes a loss. Tooling in progress was $7,938 and $3,950 as of December 31, 2022 and 2021, respectively.

Property, plant and equipment

Property, plant and equipment are stated at cost. Expenditures for additions and improvements are capitalized while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred. Properties sold, or otherwise disposed of, are removed from the property accounts, with gains or losses on disposal credited or charged to the results of operations. Depreciation is provided over the estimated useful lives of the respective assets, using the straight-line depreciation method for financial reporting purposes and begins when the asset is placed into service. Depreciation expense for the twelve months ended December 31, 2022, 2021 and 2020 was $22,359, $21,077 and $21,383, respectively.

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

Goodwill

We test goodwill for impairment annually, or more frequently if triggering events occur indicating that there may be an impairment. We have recorded goodwill and perform testing for potential goodwill impairment at a reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment for which discrete financial information is available, and for which management regularly reviews the operating results. Additionally, components within an operating segment can be aggregated as a single reporting unit if they have similar economic characteristics. We have concluded we have one reporting unit.

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

We test our goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. At December 31, 2022 and 2021, the Company had goodwill with a carrying amount of $71,535 with the fair value of our reporting unit exceeding the carrying value.

If the market valuation of our common shares or operating results of our reporting unit significantly decline beyond current levels, we may again need to conduct an evaluation of the fair value of our goodwill, which may result in an impairment change.

Changes to management assumptions and estimates utilized in the income approach could negatively impact the fair value conclusions for our reporting units resulting in goodwill impairment. All key assumptions and valuations are determined by and are the responsibility of management. The factors used in the impairment analysis are inherently subject to uncertainty. We believe that the estimates and assumptions are reasonable to determine the fair value of our reporting unit, however, if actual results are not consistent with these estimates and assumptions, goodwill and other intangible assets may be overstated which could result in an impairment charge.

Fair value of financial instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amount of all significant financial instruments approximates fair value due to either the short maturity or the existence of variable interest rates that approximate prevailing market rates. Cash and cash equivalents, accounts receivable and accounts payable are classified as Level 1 fair value inputs as further described in Note 12 – Fair Value of Financial Instruments. Long-term debt is classified as a Level 2 fair value input.

Impairment of long-lived assets and (gain) loss on contracts

When events or conditions warrant, the Company evaluates the recoverability of long-lived assets and considers whether these assets are impaired. The Company assesses the recoverability of these assets based on several factors, including management’s intention with respect to these assets and their projected undiscounted cash flows. If projected undiscounted cash flows are less than the carrying amount of the respective assets, the Company adjusts the carrying amounts of such assets to their estimated fair value. To the extent that the carrying value of the net assets of an asset group is greater than the estimated fair value, the Company may be required to record impairment charges. The Company records intangible asset impairment charges as a reduction to intangible assets. The Company records other long-lived asset impairment charges as a reduction to property, plant and equipment and an increase in other current liabilities for loss contracts in the Consolidated Balance Sheets. The Company records a gain on sale of a previously impaired asset and a reversal of a loss contract within impairment of long-lived assets and (gain) loss on contracts.

Deferred financing costs

Loan issuance costs and discounts are capitalized upon the issuance of long-term debt and amortized over the life of the related debt. Loan issuance costs associated with revolving debt arrangements are presented as a component of other assets. Loan issuance costs incurred in connection with revolving debt arrangements are amortized using the straight-line method over the life of the credit agreement. Loan issuance costs and discounts incurred in connection with term debt are amortized using the effective interest method. Amortization of deferred loan issuance costs and discounts are included in interest expense. During 2022, 2021 and 2020, the Company recorded $0, $0 and $207, respectively of deferred financing costs associated with its long-term debt and line of credit arrangements. Amortization expense associated with the deferred debt issuance costs and discounts in 2022, 2021 and 2020 was $336, $336 and $358. Accumulated amortization was $1,056, $720 and $616 as of December 31, 2022, 2021 and 2020, respectively. Amendments made to existing debt in 2022, 2021 and 2020 resulted in the write-off of $0 of unamortized costs associated with the debt that was replaced.

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

There are many customers where the Company designs, engineers and builds production tooling, which is purchased by the customer. Most of the tooling revenue is complete at the point the customer signs off on the product through the PPAP or other documented customer acceptance. Revenue is recognized when control of the tooling promised under a contract is transferred to the customer either at a point in time or over a period of time in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the goods or services.

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

Advertising

The Company expenses the costs of advertising when incurred. Advertising expense was $169, $163 and $100 for the twelve months ended December 31, 2022, 2021 and 2020, respectively. Advertising costs are charged to selling, general and administrative expenses.

Income taxes

Income taxes and uncertain tax positions are accounted for in accordance with ASC 740, Accounting for Income Taxes. Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse and recognizes the effect of a change in enacted rates in the period of enactment. Tax positions meeting the more-likely-than-not recognition threshold are measured pursuant to the guidance set forth in ASC 740. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. See Note 7 – Income Taxes of these Notes to Consolidated Financial Statements for further discussion.

Income (loss) per share

The Company computes basic income (loss) per share by dividing net income (loss) available to shareholders by the actual weighted average number of common shares outstanding for the reporting period. The dilutive impact to basic earnings per share considers the impact to earnings if all convertible securities were exercised or outstanding that do not have an antidilutive impact on earnings per share.

Treasury stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Subsequent reissuance of shares to the 401(k) Plan or ESOP are recorded as a reduction to treasury stock and as ESOP expense in the Consolidated Statements of Comprehensive Income (Loss).

Recent accounting pronouncements

In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes ASC 326, Financial Instruments – Credit Losses. The ASU revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. The ASU affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. For as long as the Company remains an emerging growth company (EGC), the new guidance is effective for annual reporting periods beginning after December 15, 2022. The Company adopted the new standard as of January 1, 2023. As our customer base is principally made of blue-chip OEMs with high credit ratings and our trade receivables are due within one year or less, the adoption of this standard did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, creating Topic 842. Under the new guidance, lessees are required to recognize a right-of-use (ROU) asset and a lease liability for substantially all leases. When measuring ROU assets and lease liabilities, a lessee should include amounts related to option terms, such as the option of extending or terminating the lease or purchasing the underlying asset, that are reasonably certain to be exercised. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition. For finance leases, a lessee will recognize the interest on a lease liability separate from amortization of the ROU asset. In addition, repayments of principal will be presented within financing activities, and interest payments will be presented within operating activities in the statement of cash flows. For operating leases, a lessee will recognize a single lease cost on a straight-line basis and classify all cash payments within operating activities in the statement of cash flows. Entities have the option to adopt the new guidance through a cumulative effect adjustment to retained earnings applied either to the beginning of the earliest period presented (modified retrospective approach) or to the beginning of the period of adoption (effective date approach) whereby the comparative periods are unchanged. For public companies, this guidance was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For as long as the Company remained an EGC, the new guidance was effective for annual reporting periods beginning after December 15, 2022, and interim periods within fiscal years beginning after December 15, 2022. Early adoption was permitted. The Company adopted the annual reporting guidance as of January 1, 2022 using the effective date approach. The Company early adopted the interim reporting guidance during the period ended March 31, 2022.

The new guidance provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients”, which allows it to not reassess under the new guidance its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight practical expedient. In addition, the new guidance provides accounting policy elections for an entity’s ongoing lessee accounting. The Company has elected to not separate lease and non-lease components for certain of its real estate leases. The Company has elected the short-term lease recognition exemption for all leases that qualify which means that it will not recognize ROU assets or lease liabilities for those leases with a term of 12 months or less.

In December 2019, the FASB issued ASU 2019-12, Income Taxes, creating Topic 740, which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. For public companies, this guidance will be effective for fiscal years beginning after December 15, 2020. For as long as the Company remains an EGC, the new guidance is effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. During the period ended March 31, 2021, the Company adopted this guidance. This adoption had no impact on the consolidated financial statements.

Note 2. Select balance sheet data

Inventory

Inventories as of December 31, 2022 and December 31, 2021 consist of:

	December 31,	December 31,
	2022	2021
Finished goods and purchased parts	$44,728	$41,041
Raw materials	17,003	18,905
Work-in-process	9,977	10,211
Total	$71,708	$70,157

At December 31, 2021, there was uncertainty as to the level of demand from the former fitness customer. The Company received a notification from this customer in February 2022 resulting in a change in forecasted future cash flow, triggering an impairment assessment of assets purchased, and assets the Company had committed to purchase, to meet obligations under the agreement with the former fitness customer as of December 31, 2021. As a result, at December 31, 2021 the Company recorded an inventory impairment of $700, of which $661 was due to loss contracts recorded in other current liabilities and a $39 decrease to inventories. As of December 31, 2022, there was a balance of $77 of loss contract liabilities recorded in other current liabilities on the Consolidated Balance Sheets.

Property, plant and equipment

Property, plant and equipment as of December 31, 2022 and December 31, 2021 consist of:

	Useful Lives	December 31,	December 31,
	Years	2022	2021
Land	Indefinite	$1,030	$1,033
Land improvements	15-39	3,169	3,169
Building and building improvements	15-39	59,664	56,243
Machinery, equipment and tooling	3-10	250,110	222,202
Vehicles	5	4,359	3,943
Office furniture and fixtures	3-7	19,585	17,960
Construction in progress	N/A	26,435	15,443
Total property, plant and equipment, gross		364,352	319,993
Less accumulated depreciation		218,581	199,247
Total property, plant and equipment, net		$145,771	$120,746

At December 31, 2021, there was uncertainty as to the level of demand from the former fitness customer. The Company received a notification from the former fitness customer in February 2022 resulting in a change in forecasted future cash flow, triggering an impairment assessment of assets purchased, and assets the Company had committed to purchase, to meet obligations under the agreement with the former fitness customer as of December 31, 2021. As a result, at December 31, 2021, the Company recorded a long-lived asset impairment of $12,875, and an increase in other current liabilities of $3,276 due to non-cancellable commitments to purchase property, plant and equipment related to loss contracts.

During the twelve months ended December 31, 2022, the Company was able to cancel $2,257 of purchase commitments for property, plant and equipment relating to the former fitness customer that had previously been recorded in the Consolidated Statements of Comprehensive Income (Loss) as an impairment of long-lived assets and loss on contracts as of December 31, 2021. The cancellation of loss contracts has resulted in the reversal of these amounts from other current liabilities in the Consolidated Balance Sheets and recorded in the Consolidated Statements of Comprehensive Income (Loss) as an impairment of long-lived assets and gain on contracts.

Throughout the twelve months ended December 31, 2022, the Company sold $5,097 of machinery and equipment originally intended to support production for the former fitness customer, resulting in a gain on the sale of the assets of $2,089. The gain on the sale of assets is classified in impairment of long-lived assets and gain on contracts on the Consolidated Statements of Comprehensive Income (Loss) as of December 31, 2022. As a result of the previously mentioned impairment, these assets had been written down to fair value at December 31, 2021.

The Company completed the closure of its Greenwood, SC manufacturing facility during the third quarter of 2020 and sold the facility during the third quarter of 2021 for $5,300 before commissions and fees, resulting in a gain on the sale of the asset of $1,374, which is classified in cost of sales on the Consolidated Statements of Comprehensive Income (Loss) as of December 31, 2021.

As of December 31, 2022, $83 of property, plant and equipment has been reclassified within the Consolidated Balance Sheets as assets held for sale.

The Company adopted ASC 842 on January 1, 2022, classifying finance leases of $1,103 in property, plant and equipment on the Consolidated Balance Sheets as of December 31, 2022. Please refer to Note 4 – Leases for additional information. Due to the adoption, the Company reclassified net capital leases of $1,136 to property, plant and equipment on the Consolidated Balance Sheets as of December 31, 2021.

Goodwill

We test our goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. Our annual qualitative goodwill impairment test during the fourth quarter of fiscal years 2022 and 2021 did not indicate an impairment existed. At December 31, 2022, the Company had goodwill with a carrying amount of $71,535. The fair value exceeded the carrying value for 2022.

The goodwill carrying amount of $71,535 did not change between December 31, 2020, December 31, 2021 and December 31, 2022.

Intangible Assets

The following is a listing of intangible assets, the useful lives in years (amortization period) and accumulated amortization as of December 31, 2022 and December 31, 2021:

	Useful Lives	December 31,	December 31,
	Years	2022	2021
Amortizable intangible assets:
Customer relationships and contracts	9-12	$78,340	$78,340
Trade name	10	14,780	14,780
Non-compete agreements	5	8,800	8,800
Patents	19	24	24
Accumulated amortization		(61,946)	(54,994)
Total amortizable intangible assets, net		39,998	46,950
Non-amortizable brand name		3,811	3,811
Total intangible assets, net		$43,809	$50,761

Non-amortizable brand name is tested annually for impairment.

Changes in intangible assets between December 31, 2021 and December 31, 2022 consist of:

Balance as of December 31, 2020	$61,467
Amortization expense	(10,706)
Balance as of December 31, 2021	50,761
Amortization expense	(6,952)
Balance as of December 31, 2022	$43,809

Amortization expense was $6,952, $10,706 and $10,706, for the twelve months ended December 31, 2022, 2021 and 2020, respectively.

Future amortization expense is expected to be as followed:

Year ending December 31,
2023	$6,866
2024	$5,192
2025	$5,192
2026	$5,192
2027	$5,192
Thereafter	$12,364

Note 3. Bank revolving credit notes

On September 26, 2019, and as last amended as of March 31, 2022, we entered into an amended and restated credit agreement (Credit Agreement) with certain lenders and Wells Fargo Bank, National Association, as administrative agent (the Agent). The Credit Agreement provides for a $200,000 revolving credit facility (the Revolving Loan), with a letter of credit sub-facility in an aggregate amount not to exceed $5,000, and a swingline facility in an aggregate amount of $20,000. The Credit Agreement also provides for an additional $100,000 of capacity through an accordion feature. All amounts borrowed under the Credit Agreement mature on September 26, 2024.

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

We entered into an amendment (Fourth Amendment) to the Credit Agreement on March 31, 2022 which allowed the Company to incur up to $65,000 of capital expenditures in 2022, as opposed to $35,000, and revises the definition of Consolidated EBITDA to include adjustments for certain restructuring and impairment charges.

At December 31, 2022, our consolidated total leverage ratio was 1.26 to 1.00 as compared to a covenant maximum of 3.25 to 1.00 in accordance with the Credit Agreement.

At December 31, 2022, our interest coverage ratio was 13.14 to 1.00 as compared to a covenant minimum of 3.00 to 1.00 under the Credit Agreement.

Under the Credit Agreement, interest is payable quarterly at the adjusted LIBOR plus an applicable margin based on the current funded indebtedness to adjusted EBITDA ratio. The interest rate was 5.69% and 1.75% as of December 31, 2022 and December 31, 2021, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.25% and 0.20% as of December 31, 2022 and December 31, 2021, respectively.

The Company was in compliance with all financial covenants of its credit agreements as of December 31, 2022 and December 31, 2021. The amount borrowed on the revolving credit notes was $72,236 and $67,610 as of December 31, 2022 and December 31, 2021, respectively.

Note 4. Leases

In February 2016, the FASB issued ASU 2016-02, Leases, creating ASC 842. For public companies, this guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For as long as the Company remained an EGC, the new guidance was effective for annual reporting periods beginning after December 15, 2022 and interim periods within fiscal years beginning after December 15, 2022. Early adoption was permitted. The Company adopted the annual reporting guidance as of January 1, 2022 using the effective date approach. The Company early adopted the interim reporting guidance during the period ended March 31, 2022.

The most significant judgements and impacts related to the application of the new guidance include the following:

●	In evaluating contracts to determine if they qualify as a lease, the Company considers factors such as if the Company has obtained or transferred substantially all of the rights to the underlying asset through exclusivity, if the Company can transfer or has transferred the ability to direct the use of the asset by making decisions about how and for what purpose the asset will be used and if the lessor has substantive substitution rights.
●	The Company made judgements regarding lease terms for certain of its leases that were in month-to-month status or that contained auto-renewal clauses. The Company estimated a lease end date based on the required length of usage of the property and calculated an ROU asset and lease liability based on the resulting estimated lease term.
●	The Company has recognized ROU assets and lease liabilities for operating leases that have not previously been recorded. The lease liability for operating leases is based on the net present value of future minimum lease payments.
●	The ROU asset for operating leases is based on the initial calculated lease liability as adjusted for the reclassification of certain balance sheet amounts such as deferred rent.
●	In determining the discount rate used to measure the ROU assets and lease liabilities, the Company uses the rate implicit in the lease, or if not readily available, the Company uses the Company’s incremental borrowing rate. The base rate used to establish the Company’s incremental borrowing rate is based on a Prime Rate (or LIBOR fallback option) plus fixed basis points methodology pursuant to the Company’s revolving credit facility (as amended from time to time). Certain required adjustments were then made to this base rate to arrive at an estimated incremental borrowing rate.
●	The Company’s real property leases vary in terms of up to fifteen years, including options for renewal periods that are considered reasonably certain to be exercised. The Company’s personal property leases vary in terms of up to seven years, including options for renewal periods that are considered reasonably certain to be exercised.
●	Upon adoption of the new guidance at January 1, 2022, the Company established a ROU asset of $37,908 and a lease liability of $38,185 related to its real property operating leases and established a ROU asset of $2,415 and a lease liability of $2,418 related to its personal property operating leases. Additionally, the impact on retained earnings was immaterial. The January 1, 2022 balances associated with the Company’s personal property finance leases were reclassified in the financial statements from capital lease, net to property, plant and equipment, net, from current portion of capital lease obligation to other current liabilities, and from capital lease obligation, less current maturities to other long-term liabilities on the Consolidated Balance Sheets.

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

The Company has finance leases for two laser cutting systems and three vehicles. The Company recognizes an ROU asset and a lease liability for finance leases based on the net present value of future minimum lease payments. Lease expense for the Company’s finance leases is comprised of the amortization of the ROU asset and interest expense recognized based on the effective interest method.

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

The components of lease expense were as follows:

Twelve Months Ended
December 31, 2022
Finance lease cost:
Amortization of finance lease assets	$320
Interest on finance lease liabilities	42
Total finance lease expense	362
Operating lease expense	6,063
Short-term lease expense	683
Variable lease expense	217
Sublease income (1)	(1,133)
Total lease expense	$6,192
(1)	The Company subleased a portion of its Hazel Park, MI facility starting in June 2022.

Total rent expense for the twelve months ended December 31, 2021 and 2020 was $5,282 and $4,471, respectively.

Supplemental information related to leases was as follows:

	Balance Sheet Classification	December 31, 2022
Assets:
Finance lease assets	Property, plant and equipment, net	$1,103
Operating lease assets	Operating lease assets	36,073
Total lease assets		$37,176

Current liabilities:
Current finance lease liabilities	Other current liabilities	$388
Current operating lease liabilities	Current portion of operating lease obligation	4,857
Noncurrent liabilities:
Long-term finance lease liabilities	Other long-term liabilities	784
Long-term operating lease liabilities	Operating lease obligation, less current maturities	31,891
Total lease liabilities		$37,920

December 31, 2022
Weighted average remaining lease term (in years)
Finance leases	3.1
Operating leases	7.8

Weighted average discount rate
Finance leases	3.93%
Operating leases	2.49%

The table below represents ROU asset balances by type of lease:

December 31, 2022
Real estate leases	$34,211
Equipment leases	2,506
Vehicle leases	459
Total lease assets	$37,176

Maturities of lease liabilities at December 31, 2022 and minimum lease payments under ASC 842 having initial or remaining non-cancellable terms in excess of one year were as follows:

	Operating	Finance
Year ending December 31,	Leases	Leases	Total
2023	$5,709	$426	$6,135
2024	5,668	426	6,094
2025	4,822	291	5,113
2026	4,641	66	4,707
2027	4,688	33	4,721
Thereafter	15,140	—	15,140
Total lease payments	40,668	1,242	41,910
Less: lease modification not yet commenced	—	—	—
Less: imputed interest	(3,920)	(70)	(3,990)
Total lease obligations	$36,748	$1,172	$37,920

At December 31, 2021, future minimum lease payments under ASC 840 were as follows:

	Operating	Finance
Year ending December 31,	Leases	Leases	Total
2022	5,693	358	6,051
2023	5,699	358	6,057
2024	5,661	358	6,019
2025	4,832	225	5,057
2026	4,655	—	4,655
Thereafter	18,801	—	18,801
Total minimum lease payments	$45,341	$1,299	$46,640

Lease related supplemental cash flow information:

Twelve Months Ended
December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities for finance leases:
Operating cash flows	$42
Financing cash flows	$322

Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$5,672

Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	$1,271
Finance leases	$284

ROU assets are assessed for impairment in accordance with the Company’s long-lived asset policy. The Company reassesses lease classification and remeasures ROU assets and lease liabilities when a lease is modified, and that modification is not accounted for as a separate new lease or upon certain other events that require reassessment in accordance with ASC 842.

Note 5. Employee stock ownership plan

Under the ESOP, the Company can make annual discretionary contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company subject to the Board of Directors’ approval. For each of the twelve months ended December 31, 2022, 2021 and 2020, the Company recorded no ESOP expense.

At various times following death, disability, retirement, termination of employment or the exercise of diversification rights, an ESOP participant is entitled to receive their ESOP account balance in accordance with various distribution methods as permitted under the policies adopted by the ESOP. Prior to the IPO, all distributions were paid to participants in cash.

As of December 31, 2022, and December 31, 2021, the ESOP shares consisted of 5,684,879 and 7,292,392 in allocated shares, respectively.

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

The 401(k) Plan also provides for employer discretionary profit sharing contributions and the Board of Directors authorized discretionary profit sharing contributions of $2,500, $2,057 and $1,833 for the twelve months ended December 31, 2022, 2021 and 2020, respectively, that are funded in the subsequent years.

Note 7. Income taxes

Income taxes are included in the Consolidated Statements of Comprehensive Income (Loss) at December 31, 2022 and 2021 as below:

	December 31,	December 31,	December 31,
	2022	2021	2020
Current income tax expense
U.S. Federal	$—	$100	$129
State	414	1,203	98
Total	414	1,303	227
Deferred income tax expense (benefit)
U.S. Federal	4,722	(2,790)	(2,457)
State	(1,469)	(456)	156
Total	3,253	(3,246)	(2,301)
Total income tax expense (benefit)	$3,667	$(1,943)	$(2,074)

A reconciliation of the statutory federal income tax provision (benefit) to the income tax provision (benefit) from continuing operations provided at December 31, 2022 and 2021, is as follows:

	December 31,	December 31,	December 31,
	2022	2021	2020
Income tax provision (benefit) at the federal statutory rate - 21%	$4,703	$(1,971)	$(1,925)
State and local income taxes - net of federal income tax benefits	831	523	79
Compensation deduction limitation - section 162(m) adjustment	(427)	14	(113)
Income taxed by shareholder before IPO	—	—	(387)
Other - perms	43	29	51
Tax credits generated	(63)	(301)	(409)
Uncertain tax positions - current year	16	75	106
Uncertain tax positions - prior year	54	(7)	115
Loan fee amortization	—	—	698
Stock compensation	50	(546)	764
Section 481(a) adjustments	—	—	(184)
Fixed assets	—	—	(452)
Return to provision	(424)	147	(121)
Changes in tax rates	(1,071)	43	—
Other miscellaneous tax	(45)	51	(296)
Total income tax provision (benefit)	$3,667	$(1,943)	$(2,074)
Effective tax rate	16.4%	26.5%	22.6%

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below:

	December 31,	December 31,
	2022	2021
Deferred tax assets:
Deferred compensation	$7,674	$8,349
Inventory adjustments	1,601	1,694
Accrued expenses	411	1,530
Right of use - liability	8,853	—
Credits	942	656
Net operating loss	4,781	4,080
Interest Expense	721	—
Other	478	240
Total deferred tax assets	25,461	16,549
Deferred tax liabilities:
Property, plant and equipment	17,909	11,612
Intangibles	10,671	13,556
Right of use - asset	8,689	—
Other	10	22
Total deferred tax liabilities	37,279	25,190
Valuation allowance	—	—
Net deferred tax liability	$(11,818)	$(8,641)

Consolidated federal net operating loss carryforwards are $21,210 and do not expire. In addition, the Company has consolidated and separate company net operating loss carryforwards of $6,820 in various states.

Uncertain Tax Positions

Based on an evaluation of its tax positions, the Company recorded an unrecognized tax benefit related to research and development tax credits in its financial statements as of December 31, 2022 and December 31, 2021. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next twelve months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. No amounts have been recorded as tax expense for interest and penalties for the year ended December 31, 2022 as the amount for the utilized portion of the research and development credit on the Wisconsin return is considered to be immaterial. At December 31, 2022, a total of $384 of unrecognized tax benefits would, if recognized, impact the company’s effective tax rate.

The Company files income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. Federal tax returns for tax years beginning January 1, 2019, and state tax returns beginning January 1, 2018, are open for examination.

Details of Unrecognized Tax Benefits

The following is a reconciliation of beginning and ending amounts of unrecognized tax benefits:

Balance as of December 31, 2019	$—
Increase from current year tax positions	106
Increase from prior year tax positions	115
Decrease from settlements with tax authority	—
Decrease from expiration of statute of limitations	—
Balance as of December 31, 2020	221
Increase from current year tax positions	100
Decrease from prior year tax positions	(7)
Decrease from settlements with tax authority	—
Decrease from expiration of statute of limitations	—
Balance as of December 31, 2021	314
Increase from current year tax positions	16
Increase from prior year tax positions	54
Decrease from settlements with tax authority	—
Decrease from expiration of statute of limitations	—
Balance as of December 31, 2022	$384

Note 8. Contingencies

On August 4, 2022, the Company filed a lawsuit against Peloton Interactive, Inc. (“Peloton”) in the Supreme Court of the State of New York, New York County. The lawsuit arises from a March 2021 Supply Agreement between the parties, pursuant to which MEC was to manufacture and supply custom component parts for Peloton’s exercise bikes (the “Manufacturing Project”). In the lawsuit, the Company originally asserted two claims (1) breach and anticipatory repudiation of contract and (2) breach of the duty of good faith and fair dealing (pleaded in the alternative). In January 2023, in response to Peloton’s motion to dismiss, the court allowed the first claim to proceed and dismissed the alternative claim. In the remaining claim, MEC asserts that Peloton breached and anticipatorily repudiated the Supply Agreement by unilaterally cancelling the Manufacturing Project, and refusing to pay MEC certain monthly fixed revenue payments owed under the terms of the Supply Agreement. The total amount for damages claimed is substantial but the amount and timing of the ultimate recovery is uncertain. As a result, any recovery from this litigation or settlement of this claim is a contingent gain and will be recognized if, and when, realized or realizable.

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

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the twelve months ended December 31, 2022, 2021 and 2020, eligible employees elected to defer compensation of $117, $0 and $63, respectively. As of December 31, 2022 and 2021, the short-term portion accrued for all benefit years less than 12 months under this plan was $18,062 and $0, respectively. As of December 31, 2022 and 2021, the long-term portion accrued for all benefit years greater than 12 months under this plan was $3,132 and $25,117. These amounts include the initial deferral of compensation as adjusted for (a) subsequent changes in the share value of the Company stock pursuant to the IPO or (b) following the IPO in the investment options chosen by the participants. Total expense (credit) for the deferred compensation plan for the twelve months ended December 31, 2022, 2021 and 2020 amounted to $(3,051), $812 and $725, respectively. These expenses (credits) are included in profit sharing, bonuses and deferred compensation on the Consolidated Statements of Comprehensive Income (Loss). Additionally, the Company made distributions of $1,048, $1,327 and $107 for the twelve months ended December 31, 2022, 2021 and 2020, respectively.

Note 10. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees and estimated unpaid claims. As of March 31, 2020, the Company consolidated its benefit plans and now has no specific stop loss limitation but has an aggregate stop loss limit to mitigate risk. Expense related to this contract was $17,146, $17,157 and $20,849 for the twelve months ended December 31, 2022, 2021 and 2020, respectively. An estimated accrued liability of $900 and $1,471 was recorded as of December 31, 2022 and December 31, 2021, respectively, for estimated unpaid claims and is included within other current liabilities on the Consolidated Balance Sheets.

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

Note 12. Fair value of financial instruments

Fair value provides information on what the Company may realize if certain assets were sold or might pay to transfer certain liabilities based upon an exit price. Financial assets and liabilities that are measured and reported at fair value are classified into a three-level hierarchy that prioritizes the inputs used in the valuation process. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The hierarchy is based on the observability and objectivity of the pricing inputs, as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data. Long-term debt is classified as a Level 2 fair value input.
●	Level 3 – Prices or valuation techniques that require significant unobservable data inputs. These inputs would normally be the Company’s own data and judgements about assumptions that market participants would use in pricing the asset or liability.

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

	Balance at	Fair Value Measurements at
	December 31,	Report Date Using
	2022	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$21,194	$21,194	$—	$—
Total	$21,194	$21,194	$—	$—

	Balance at	Fair Value Measurements at
	December 31,	Report Date Using
	2021	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$25,117	$22,272	$2,845	$—
Total	$25,117	$22,272	$2,845	$—

Fair value measurements for the Company’s cash and cash equivalents are classified based upon Level 1 measurements because such measurements are based upon quoted market prices in active markets for identical assets.

Accounts receivable, accounts payable, long-term debt and accrued liabilities are recorded in the Consolidated Balance Sheets at cost and approximate fair value.

Deferred compensation liabilities are recorded at amounts due to participants at the time of deferral. Deferrals are invested in an investment vehicle based on the options made available to the participant, considered to be Level 1 and Level 2 on the fair value hierarchy, with the majority of the balance as Level 1. The change in fair value is recorded in the profit sharing, bonuses, and deferred compensation line item on the Consolidated Statements of Comprehensive Income (Loss). The short-term and long-term balances due to participants are reflected on the current portion of deferred compensation and deferred compensation, less current portion line items, respectively, on the Consolidated Balance Sheets.

The Company’s non-financial assets such as intangible assets and property, plant, and equipment are re-measured at fair value when there is an indication of impairment and adjusted only when an impairment charge is recognized.

Note 13. Revenue recognition

Contract Assets and Contract Liabilities

The Company has contract assets and contract liabilities, which are included in tooling in progress and other current liabilities on the Consolidated Balance Sheets, respectively. Contract assets include products where the Company has satisfied its performance obligation, but receipt of payment is contingent upon delivery. Contract liabilities include deferred tooling revenue, where the performance obligation was not met. The performance obligation is satisfied when the tooling is completed and the customer signs off through the PPAP or other documented customer acceptance. Cost of goods sold is recognized and released from the balance sheet when control of the tooling promised under contract is transferred to the customer.

The Company’s contracts with customers are short-term in nature; therefore, revenue is typically recognized, billed and collected within a 12-month period. The following table reflects the changes in our contract assets and liabilities during the twelve months ended December 31, 2022.

	Contract	Contract
	Assets	Liabilities
As of December 31, 2019	$1,589	$914
Net activity	1,537	146
As of December 31, 2020	3,126	1,060
Net activity	824	1,658
As of December 31, 2021	3,950	2,718
Net activity	3,988	3,423
As of December 31, 2022	$7,938	$6,141

Disaggregated Revenue

The following tables represents a disaggregation of revenue by product category and end market:

	Twelve Months Ended
	December 31,
	2022	2021	2020
Outdoor sports	$9,498	$10,039	$7,225
Fabrication	324,254	295,988	227,476
Performance structures	109,888	73,207	60,597
Tube	73,868	58,749	49,868
Tank	38,246	25,816	19,431
Total	555,754	463,799	364,597
Intercompany sales elimination	(16,362)	(8,973)	(6,991)
Total, net sales	$539,392	$454,826	$357,606

	Twelve Months Ended
	December 31,
	2022	2021	2020
Commercial vehicle	$212,992	$156,488	120,838
Construction & access	111,525	92,298	65,510
Powersports	87,531	90,247	73,220
Agriculture	57,412	49,827	34,151
Military	24,831	24,147	31,675
Other	45,101	41,819	32,212
Total, net sales	$539,392	$454,826	357,606

Note 14. Common equity

At December 31, 2022, the authorized stock of the Company consisted of 75,000,000 shares of common stock without par value.

Changes in outstanding common shares are summarized as follows:

	2022	2021	2020
Beginning balance	20,335,934	20,059,390	19,632,211
Treasury stock purchases	(559,945)	(147,785)	(320,245)
Common stock issued (including share-based compensation impact)	396,757	424,329	747,424
Ending balance	20,172,746	20,335,934	20,059,390

Note 15. Earnings per share

The Company computes earnings per share in accordance with ASC 260, Earnings per Share. In accordance with ASC 260, outstanding options will be considered to have been exercised and outstanding as of the beginning of the period if the average market price of the common stock during the period exceeds the exercise price of the options (they are “in the money”), and the assumed exercise of the options do not have an anti-dilutive impact on earnings per share.

A reconciliation of basic and diluted net income (loss) per share attributable to the Company were as follows:

	Twelve Months Ended December 31,
	2022	2021	2020
Net income (loss) attributable to MEC	$18,727	$(7,451)	$(7,092)
Average shares outstanding	20,399,737	20,404,543	19,898,122
Basic income (loss) per share	$0.92	$(0.37)	$(0.36)

Average shares outstanding	20,399,737	20,404,543	19,898,122
Effect of dilutive share-based compensation	282,891	426,434	-
Total potential shares outstanding	20,682,628	20,830,977	19,898,122
Diluted income (loss) per share	$0.91	$(0.36)	$(0.36)

Options in the money that were not included in the computation of diluted earnings per share because they would have had an antidilutive impact on earnings per share were as follows:

	Twelve Months Ended December 31,
	2022	2021	2020
Stock options	—	300,510	600,530

Note 16. Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales and net trade receivables:

				Accounts Receivable
	Net Sales			As of	As of
	Twelve Months Ended December 31,			December 31,	December 31,
	2022	2021	2020	2022	2021
Customer
A	17.2%	16.6%	15.3%	11.0%	10.2%
B	11.9%	10.8%	11.1%	<10%	<10%
C	<10%	10.0%	12.5%	<10%	<10%
D	16.0%	14.1%	11.6%	<10%	<10%
E	<10%	<10%	<10%	12.6%	11.2%

Note 17. Stock-based compensation

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

Stock awards were granted on July 19, 2022, April 19, 2022, February 28, 2022, June 3, 2021, May 12, 2021, February 28, 2021, May 12, 2020, February 27, 2020, and May 8, 2019. There were no stock awards granted prior to this.

The Company’s stock-based compensation expense by award type is summarized as follows:

	Twelve Months Ended December 31,
	2022	2021	2020
One-time IPO unit awards	$—	$—	$1,029
Unit awards	2,490	3,006	2,305
Option awards	1,269	1,956	1,398
Stock based compensation expense, net of tax	$3,759	$4,962	$4,732

One-time IPO unit awards were fully expensed as of December 31, 2020.

A rollforward of unrecognized stock-based compensation expense is displayed in the table below. Unrecognized stock-based compensation expense as of December 31, 2022 will be expensed over the remaining requisite service period from which individual award values relate, up to July 19, 2025.

	Units	Options	Total
Balance as of December 31, 2020	$1,545	$1,432	$2,977
Grants	3,456	2,130	5,586
Forfeitures	(319)	(69)	(388)
Expense	(3,006)	(1,956)	(4,962)
Balance as of December 31, 2021	1,676	1,537	3,213
Grants	4,426	2,573	6,999
Forfeitures	(1,873)	(1,791)	(3,664)
Expense	(2,490)	(1,269)	(3,759)
Balance as of December 31, 2022	$1,739	$1,050	$2,789

Units

A summary of the Company’s unit award activity is as follows:

	Twelve Months Ended December 31,
	2022		2021
		Weighted-Average		Weighted-Average
		Grant Date Fair		Grant Date Fair
	Number of Units	Value	Number of Units	Value
Nonvested, beginning of year	354,906	$11.59	456,257	$7.69
Grants	477,277	$9.27	233,963	$14.54
Forfeitures	(167,641)	$11.18	(20,412)	$13.03
Vested	(271,992)	$10.76	(314,902)	$8.04
Nonvested, end of year	392,550	$9.52	354,906	$11.59

Stock Options

A summary of the Company’s stock option award activity is as follows:

	Twelve Months Ended December 31,
	2022		2021
		Weighted-Average	Number of	Weighted-Average
	Number of Options	Exercise Price	Options	Exercise Price
Nonvested, beginning of year	526,895	$10.91	718,528	$8.74
Grants	479,947	$10.32	307,365	$14.01
Forfeitures	(309,863)	$11.30	(14,337)	$10.41
Vested	(512,927)	$9.18	(484,661)	$9.68
Nonvested, end of year	184,052	$13.51	526,895	$10.91

As of December 31, 2022, there were 250,505, 703,523 and 153,686 options issued and outstanding at exercise prices of $17.00, $7.12, and $14.01 per share, respectively, with a remaining weighted average contractual life of 7.22 years. The intrinsic values of these outstanding options was $0, $5.54 and $0, respectively, based on the Company’s stock price as of December 31, 2022.

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options which were $5.36 and $6.93 for those options granted during the years ended December 31, 2022 and 2021, respectively. The Company utilized the following assumptions in determining these fair values:

	Inputs
Assumptions	2022	2021	2020
Stock price at date of grant/exercise price	$10.32	$14.01	$7.12
Expected term (in years)	5.75	5.75	5.75
Estimated volatility	55.3%	53.9%	41.2%
Estimated risk-free rate of return	1.9%	0.8%	1.2%
Expected dividend yield	0.0%	0.0%	0.0%

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

Note 18. Greenwood facility closure and restructuring

Based on the Company’s investments in new technology and automation, which have resulted in a smaller footprint requirement to maintain manufacturing capacity, the Company announced the closing of its Greenwood, SC facility on May 6, 2020. The facility closure was finalized during the third quarter of 2020 with all customer components re-distributed amongst five other MEC manufacturing facilities. All customer relationships and manufactured components were maintained through this transition without disruption to our customers.

On July 1, 2021, the Company entered into a contract to sell the Greenwood, SC facility for $5,300 before commissions and fees. Settlement of the contract occurred on August 30, 2021, resulting in a gain on the sale of the asset of $1,374, which is classified in cost of sales on the Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended December 31, 2021.

Costs associated with the closure were accounted for in accordance with ASC 420 Exit or Disposal Cost Obligations.

For the twelve months ended December 31, 2021, the Company incurred $0 costs associated with the facility closure and restructuring. For the twelve months ended December 31, 2020, the Company incurred $2,524 of costs associated with the facility closure and restructuring, including $282 for severance and retention bonus, $931 for the loss on sale of manufacturing equipment not transferred to another MEC facility, $78 for the buyout of operating leases, $622 for the disposition of inventory, and the remainder mostly related to costs to close the facility and relocate equipment to other facilities. These costs were recognized on the cost of sales line item of the Consolidated Statements of Comprehensive Income (Loss).

The Greenwood facility had a net book value of approximately $3,552 as of December 31, 2020 and was classified as assets held for sale on the Consolidated Balance Sheets.

The following table summarizes the activity related to the Greenwood restructuring through December 31, 2020:

	Employee
	Severance and	Inventory Excess
	Retention Bonus	and Obsolescence
	Reserve	Reserve	Other Reserves	Total Reserves
Balance as of December 31, 2019	$—	$—	$—	$—
Charges	282	622	1,620	2,524
Cash receipts (payments)	(282)	16	(1,620)	(1,886)
Accrual adjustments	—	(638)	—	(638)
Balance as of December 31, 2020	$—	$—	$—	$—

As a result of the Greenwood facility closure, future earnings and cash flows were not impacted by the depreciation associated with the assets disposed of or the facility, maintenance costs of the facility and facility personnel expenses.

Assets disposed of had a net book value of $2,475 with a remaining useful life of approximately 3 years resulting in approximately $825 of annual depreciation expense that is no longer incurred. The facility had a net book value of $3,552 as of August 30, 2021 with a remaining weighted average useful life of approximately 27 years resulting in approximately $133 of annual depreciation expense that is no longer incurred.

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

Note 19. Valuation and qualifying accounts

	Balance at			Balance at
	beginning of			end of
Description	period	Additions	Deductions	period
Year ended December 31, 2022
Allowance for doubtful accounts	$631	$697	$784	$545
Year ended December 31, 2021
Allowance for doubtful accounts	$1,298	$751	$1,418	$631
Year ended December 31, 2020
Allowance for doubtful accounts	$526	$1,582	$810	$1,298

Note 20. Subsequent events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements through March 1, 2023, the date on which the consolidated financial statements were available to be issued.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

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

Attestation Report of the Registered Public Accounting Firm (PCAOB ID No. 34)

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the Jumpstart Our Business Startups Act of 2012 for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is included under the captions “Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement for its 2023 annual meeting of shareholders (Proxy Statement) and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Item 1 of this Annual Report on Form 10-K.

The Company has adopted a Code of Conduct and Ethics that applies to all of the Company’s directors, officers and employees, including the Company’s Chief Executive Officer and Chief Financial Officer and other persons performing similar functions. The Company has posted a copy of the Code of Conduct and Ethics on its website at www.mecinc.com. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Conduct and Ethics by posting such information on its website at www.mecinc.com. The Company is not including the information contained on its website as part of, or incorporating it by reference into, this report.

Item 11. Executive Compensation.

The information required by this Item is included under the captions “Corporate Governance – Transactions with Related Persons,” “Executive Compensation” and “2022 Director Compensation” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Principal Shareholders” in the Proxy Statement and is hereby incorporated by reference.

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2022:

Number of
securities
	Number of		remaining
	securities issued		available for
	or to be issued		future issuance
	upon vesting of	Weighted average	under equity
	units or exercise	exercise price of	compensation
	of outstanding	outstanding	plans (excluding
	options, warrants,	options, warrants	securities reflected
Plan Category	and rights	and rights (1)	in column (a))
Equity compensation plans approved by security holders (2)	2,422,006	$10.31	2,077,995
Equity compensation plans not approved by security holders	—	—	—
Total	2,422,006	$10.31	2,077,995
(1)	Represents weighted average exercise price of 1,107,714 outstanding options and does not take into account restricted stock units.
(2)	Consists of the Mayville Engineering Company, Inc. 2019 Omnibus Incentive Plan.

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

3.2	Bylaws of Mayville Engineering Company, Inc. as amended through December 21, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 21, 2022).
4	Description of Mayville Engineering Company, Inc.’s Securities (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K filed on March 2, 2020).
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

10.11†

Form of Change in Control Employment and Severance Agreement between Mayville Engineering Company, Inc. and Jagadeesh A. Reddy (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 20, 2022).

10.12†

Form of Severance Agreement between Mayville Engineering Company, Inc. and each of Robert D. Kamphuis and Todd M. Butz (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-230840) filed on April 12, 2019).

10.13†

Form of Change in Control Employment and Severance Agreement between Mayville Engineering Company, Inc. and each of Robert D. Kamphuis and Todd M. Butz (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2020).

10.14†

Form of Severance Agreement between Mayville Engineering Company, Inc. and each of Ryan F. Raber, Randall P. Stille and Sean P. Leuba (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 20, 2022).

10.15†

Form of Change in Control Employment and Severance Agreement between Mayville Engineering Company, Inc. and each of Ryan F. Raber, Randall P. Stille and Sean P. Leuba (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2020).

10.16†

Memorandum of Agreement between Mayville Engineering Company, Inc. and Robert D. Kamphuis (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-230840) filed on April 12, 2019).

10.17†

Retirement Transition Agreement, dated as of March 31, 2022, by and between Mayville Engineering Company, Inc. and Robert D. Kamphuis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2022).

10.18†

Agreement on Confidentiality, Assignment of Intellectual Property, Non-Competition and Non-Solicitation, dated as of March 31, 2022, by and between Mayville Engineering Company, Inc. and Robert D. Kamphuis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2022).

10.19

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

10.20

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

10.21

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

10.22

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
99

Proxy Statement for the 2023 Annual Meeting of Shareholders. [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2022; except to the extent specifically incorporated by reference, the Proxy Statement for the 2023 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K].

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

MAYVILLE ENGINEERING COMPANY, INC.

Date: March 1, 2023	By:	/s/ Jagadeesh A. Reddy
Jagadeesh A. Reddy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jagadeesh A. Reddy	President, Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2023
Jagadeesh A. Reddy

/s/ Todd M. Butz	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2023
Todd M. Butz

/s/ Allen J. Carlson	Director	March 1, 2023
Allen J. Carlson

/s/ Timothy L. Christen	Director	March 1, 2023
Timothy L. Christen

/s/ Steven L. Fisher	Director	March 1, 2023
Steven L. Fisher

/s/ Jennifer J. Kent	Director	March 1, 2023
Jennifer J. Kent

/s/ Robert L. McCormick	Director	March 1, 2023
Robert L. McCormick

/s/ Patrick D. Michels	Director	March 1, 2023
Patrick D. Michels

/s/ Jay O. Rothman	Director	March 1, 2023
Jay O. Rothman