Form 10-Q
period 2023-03-31
Mayville Engineering Company, Inc.
filed 2023-05-03
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, the registrant had 20,468,259 shares of common stock, no par value per share, outstanding.

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

Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the SEC) on March 1, 2023, as such may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q (including this report) and the following:

●	Macroeconomic conditions, including inflation, rising interest rates and recessionary concerns, as well as ongoing supply chain challenges, labor availability and cost pressures, and the COVID-19 pandemic have had, and may continue to have, a negative impact on our business, financial condition, cash flows and results of operations (including future uncertain impacts);
●	risks relating to developments in the industries in which our customers operate;
●	risks related to scheduling production accurately and maximizing efficiency;
●	our ability to realize net sales represented by our awarded business;
●	failure to compete successfully in our markets;
●	our ability to maintain our manufacturing, engineering and technological expertise;
●	the loss of any of our large customers or the loss of their respective market shares;
●	risks related to entering new markets;
●	our ability to recruit and retain our key executive officers, managers and trade-skilled personnel;
●	volatility in the prices or availability of raw materials critical to our business;
●	manufacturing risks, including delays and technical problems, issues with third-party suppliers, environmental risks and applicable statutory and regulatory requirements;
●	our ability to successfully identify or integrate acquisitions;
●	our ability to develop new and innovative processes and gain customer acceptance of such processes;
●	risks related to our information technology systems and infrastructure;

●	geopolitical and economic developments, including foreign trade relations and associated tariffs;
●	results of legal disputes, including product liability, intellectual property infringement and other claims;
●	risks associated with our capital-intensive industry;
●	risks related to our treatment as an S Corporation prior to the consummation of our initial public offering of common stock (IPO); and
●	risks related to our employee stock ownership plan’s treatment as a tax-qualified retirement plan.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$126	$127
Receivables, net of allowances for doubtful accounts of $572 at March 31, 2023 and $545 at December 31, 2022	74,239	58,001
Inventories, net	68,948	71,708
Tooling in progress	8,039	7,938
Prepaid expenses and other current assets	3,470	3,529
Total current assets	154,822	141,303
Property, plant and equipment, net	142,956	145,771
Assets held for sale	81	83
Goodwill	71,535	71,535
Intangible assets, net	42,071	43,809
Operating lease assets	34,787	36,073
Other long-term assets	1,749	2,007
Total assets	$448,001	$440,581
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$52,376	$53,735
Current portion of operating lease obligation	4,894	4,857
Accrued liabilities:
Salaries, wages, and payroll taxes	7,320	7,288
Profit sharing and bonus	1,137	6,860
Current portion of deferred compensation	17,802	18,062
Other current liabilities	12,645	11,646
Total current liabilities	96,174	102,448
Bank revolving credit notes	81,576	72,236
Operating lease obligation, less current maturities	30,648	31,891
Deferred compensation, less current portion	3,229	3,132
Deferred income tax liability	12,136	11,818
Other long-term liabilities	895	1,189
Total liabilities	$224,658	$222,714
Commitments and contingencies (see Note 8)
Common shares, no par value, 75,000,000 authorized, 21,779,959 shares issued at March 31, 2023 and 21,645,193 at December 31, 2022	—	—
Additional paid-in-capital	202,011	200,945
Retained earnings	28,845	26,274
Treasury shares at cost, 1,357,929 shares at March 31, 2023 and 1,472,447 at December 31, 2022	(7,513)	(9,352)
Total shareholders’ equity	223,343	217,867
Total	$448,001	$440,581

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except share amounts and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net sales	$142,645	$136,252
Cost of sales	126,268	121,370
Amortization of intangible assets	1,738	1,738
Profit sharing, bonuses, and deferred compensation	3,003	2,548
Employee stock ownership plan expense	—	490
Other selling, general and administrative expenses	6,966	5,725
Impairment of long-lived assets and gain on contracts	—	(1,183)
Income from operations	4,670	5,564
Interest expense	(1,658)	(567)
Income before taxes	3,012	4,997
Income tax expense	441	1,175
Net income and comprehensive income	$2,571	$3,822

Earnings per share:
Basic	$0.13	$0.19
Diluted	$0.12	$0.19

Weighted average shares outstanding:
Basic	20,315,338	20,398,933
Diluted	20,749,948	20,549,326

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,571	$3,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,142	5,468
Amortization	1,738	1,738
Allowance for doubtful accounts	27	106
Inventory excess and obsolescence reserve	11	174
Stock-based compensation expense	1,066	1,257
Gain on disposal of property, plant and equipment	(138)	(62)
Impairment of long-lived assets and gain on contracts	—	(1,183)
Deferred compensation	(163)	(2,176)
Non-cash lease expense	1,286	1,266
Other non-cash adjustments	83	77
Changes in operating assets and liabilities – net of effects of acquisition:
Accounts receivable	(16,265)	(17,088)
Inventories	2,749	(2,317)
Tooling in progress	(100)	(1,246)
Prepaids and other current assets	110	(216)
Accounts payable	(2,290)	10,526
Deferred income taxes	441	1,155
Operating lease obligations	(1,206)	(1,160)
Accrued liabilities	(2,105)	(566)
Net cash used in operating activities	(6,043)	(425)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,408)	(12,979)
Proceeds from sale of property, plant and equipment	153	359
Net cash used in investing activities	(2,255)	(12,620)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	119,700	118,156
Payments on bank revolving credit notes	(110,360)	(102,436)
Repayments of other long-term debt	(286)	(272)
Purchase of treasury stock	(661)	(2,323)
Payments on finance leases	(96)	(78)
Net cash provided by financing activities	8,297	13,047
Net increase (decrease) in cash and cash equivalents	(1)	2
Cash and cash equivalents at beginning of period	127	118
Cash and cash equivalents at end of period	$126	$120
Supplemental disclosure of cash flow information:
Cash paid for interest	$112	$437
Non-cash 401(k) contribution of treasury stock	$2,500	$2,057
Non-cash construction in progress in accounts payable	$1,534	$5,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2022	$200,945	$(9,352)	$26,274	$217,867
Net income	—	—	2,571	2,571
401(k) plan contribution	—	2,500	—	2,500
Purchase of treasury stock	—	(661)	—	(661)
Stock-based compensation	1,066	—	—	1,066
Balance as of March 31, 2023	$202,011	$(7,513)	$28,845	$223,343

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2021	$197,186	$(6,462)	$7,547	$198,271
Net income	—	—	3,822	3,822
401(k) plan contribution	—	2,057	—	2,057
Purchase of treasury stock	—	(2,323)	—	(2,323)
Stock-based compensation	1,257	—	—	1,257
Balance as of March 31, 2022	$198,443	$(6,728)	$11,369	$203,084

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These interim unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K. A summary of the Company’s significant accounting policies is included in the Company’s 2022 financial statements in the Annual Report on Form 10-K. The Company followed these policies in preparation of the interim unaudited Condensed Consolidated Financial Statements except for new accounting pronouncements adopted as described below.

Nature of Operations

MEC is a leading U.S.-based, vertically-integrated, value-added manufacturing partner providing a full suite of manufacturing solutions from concept to production, including design, prototyping and tooling, fabrication, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, military and other end markets. Founded in 1945 and headquartered in Mayville, Wisconsin, we are a leading Tier I U.S. supplier of highly engineered components to original equipment manufacturer (OEM) customers with leading positions in their respective markets. The Company operates 20 facilities located in Arkansas, Michigan, Mississippi, Ohio, Pennsylvania, Virginia, and Wisconsin. Our engineering expertise and technical know-how allow us to add value through every product redevelopment cycle (generally every three to five years for our customers).

Our one operating segment focuses on producing metal components that are used in a broad range of heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agricultural, military and other products.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes Accounting Standards Codification (ASC) 326, Financial Instruments – Credit Losses. The ASU revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. The ASU affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. For as long as the Company remains an emerging growth company (EGC), the new guidance is effective for annual reporting periods beginning after December 15, 2022. The Company adopted the new standard as of January 1, 2023. As our customer base is principally made of blue-chip OEMs with high credit ratings and our trade receivables are due within one year or less, the adoption of this standard did not have a material impact on our consolidated financial statements.

Note 2. Select balance sheet data

Inventory

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Work-in-process and finished goods are valued at production costs consisting of material, labor, and overhead.

Inventories as of March 31, 2023 and December 31, 2022 consist of:

	March 31,	December 31,
	2023	2022
Finished goods and purchased parts	$34,641	$44,728
Raw materials	23,806	17,003
Work-in-process	10,501	9,977
Total	$68,948	$71,708

Property, plant and equipment

Property, plant and equipment as of March 31, 2023 and December 31, 2022 consist of:

	Useful Lives	March 31,	December 31,
	Years	2023	2022
Land	Indefinite	$1,030	$1,030
Land improvements	15-39	3,169	3,169
Building and building improvements	15-39	64,861	59,664
Machinery, equipment and tooling	3-10	260,309	250,110
Vehicles	5	4,372	4,359
Office furniture and fixtures	3-7	20,199	19,585
Construction in progress	N/A	13,612	26,435
Total property, plant and equipment, gross		367,552	364,352
Less accumulated depreciation		224,596	218,581
Total property, plant and equipment, net		$142,956	$145,771

Depreciation expense for the three months ended March 31, 2023 and 2022 was $6,142 and $5,468

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

During the three months ended March 31, 2022, the Company was able to cancel $1,183 of purchase commitments for property, plant and equipment relating to the former fitness customer that had previously been recorded in the Consolidated Statements of Comprehensive Income as an impairment of long-lived assets and loss on contracts as of December 31, 2021. The cancellation of loss contracts has resulted in the reversal of these amounts from other current liabilities in the Condensed Consolidated Balance Sheets and recorded in the Condensed Consolidated Statements of Comprehensive Income as an impairment of long-lived assets and gain on contracts for the three months ended March 31, 2022.

The Company adopted ASC 842 on January 1, 2022, classifying finance leases of $1,008 and $1,103 in property, plant and equipment on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively. Please refer to Note 4 – Leases for additional information.

Goodwill

There were no changes to the goodwill balance of $71,535 between December 31, 2022 and March 31, 2023.

Intangible Assets

The following is a listing of intangible assets, the useful lives in years (amortization period) and accumulated amortization as of March 31, 2023 and December 31, 2022:

	Useful Lives	March 31,	December 31,
	Years	2023	2022
Amortizable intangible assets:
Customer relationships and contracts	9-12	$78,340	$78,340
Trade name	10	14,780	14,780
Non-compete agreements	5	8,800	8,800
Patents	19	24	24
Accumulated amortization		(63,684)	(61,946)
Total amortizable intangible assets, net		38,260	39,998
Non-amortizable brand name		3,811	3,811
Total intangible assets, net		$42,071	$43,809

Non-amortizable brand name is tested annually during the fourth quarter for impairment, or more frequently if triggering events occur indicating there may be impairment.

Changes in intangible assets between December 31, 2022 and March 31, 2023 consist of:

Balance as of December 31, 2022	$43,809
Amortization expense	(1,738)
Balance as of March 31, 2023	$42,071

Amortization expense was $1,738 for the three months ended March 31, 2023 and 2022.

Future amortization expense is expected to be as followed:

Year ending December 31,
2023 (remainder)	$5,128
2024	$5,192
2025	$5,192
2026	$5,192
2027	$5,192
Thereafter	$12,364

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

In order to provide a means of insurance against future macroeconomic events, we entered into an amendment (Second Amendment) to the Credit Agreement on June 30, 2020. The Second Amendment provided the Company with temporary changes to the total leverage ratio covenant for the period from June 30, 2020, through December 31, 2021, in return for certain increases in interest rates, fees and restrictions on certain activities of the Company, including capital expenditures, acquisitions, dividends and share repurchases. New pricing, which took effect for the quarters ending on and after September 30, 2020, includes interest at a fluctuating London Interbank Offered Rate (LIBOR) (at a floor of 75 basis points), plus 1.00% to 2.75%, along with the commitment fee ranging from 20 to 50 basis points.

We entered into an amendment (Third Amendment) to the Credit Agreement on March 31, 2021 which allowed the Company to incur up to $70,000 of capital expenditures in 2021, as opposed to $35,000.

We entered into an amendment (Fourth Amendment) to the Credit Agreement on March 31, 2022 which allowed the Company to incur up to $65,000 of capital expenditures in 2022, as opposed to $35,000, and revised the definition of Consolidated EBITDA to include certain restructuring and impairment charges.

At March 31, 2023, our consolidated total leverage ratio was 1.44 to 1.00 as compared to a covenant maximum of 3.25 to 1.00 in accordance with the Credit Agreement.

At March 31, 2023, our interest coverage ratio was 9.82 to 1.00 as compared to a covenant minimum of 3.00 to 1.00 under the Credit Agreement.

Under the Credit Agreement, interest is payable quarterly at the adjusted LIBOR plus an applicable margin based on the current funded indebtedness to adjusted EBITDA ratio. The interest rate was 6.19% and 5.69% as of March 31, 2023 and December 31, 2022. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.25% as of March 31, 2023 and December 31, 2022.

The Company was in compliance with all financial covenants of its credit agreements as of March 31, 2023 and December 31, 2022. The amount borrowed on the revolving credit notes was $81,576 and $72,236 as of March 31, 2023 and December 31, 2022, respectively.

Note 4. Leases

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

The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2023	2022
Finance lease cost:
Amortization of finance lease assets	$94	$79
Interest on finance lease liabilities	11	11
Total finance lease expense	105	90
Operating lease expense	1,286	1,522
Short-term lease expense	139	179
Variable lease expense	69	47
Sublease income (1)	(631)	—
Total lease expense	$968	$1,838
(1)	The Company subleased a portion of its Hazel Park, MI facility starting in June 2022.

Lease related supplemental cash flow information:

	Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities for finance leases:
Operating cash flows	$11	$11
Financing cash flows	$96	$78

Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$1,425	$1,430

Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	$—	$46
Finance leases	$—	$—

ROU assets are assessed for impairment in accordance with the Company’s long-lived asset policy. The Company reassesses lease classification and remeasures ROU assets and lease liabilities when a lease is modified, and that modification is not accounted for as a separate new lease or upon certain other events that require reassessment in accordance with ASC 842.

Note 5. Employee stock ownership plan

Under the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (the ESOP), the Company can make annual discretionary contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company subject to the Board of Directors’ approval. For the three months ended March 31, 2023 and 2022, the Company’s estimated ESOP expense was $0 and $490, respectively.

As of January 1, 2023, the Company amended the plan reducing the distribution period from five years to three years.

At various times following death, disability, retirement, termination of employment or the exercise of diversification rights, an ESOP participant is entitled to receive their ESOP account balance in accordance with various distribution methods as permitted under the policies adopted by the ESOP. Prior to the IPO, all distributions were paid to participants in cash.

As of March 31, 2023 and December 31, 2022, the ESOP shares consisted of 4,595,247 and 5,684,879 in allocated shares, respectively.

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

As of January 1, 2023, the Company implemented an employer match program to the 401(k) Plan. The Company now provides a 50% match for employee contributions, up to 6%. For the three months ended March 31, 2023, the Company’s employer match expense was $874. Additionally, the 401(k) Plan provides for employer discretionary profit-sharing contributions and the Board of Directors may authorize discretionary profit-sharing contributions (which are usually approved at the end of each calendar year). For the three months ended March 31, 2023 and 2022, the Company’s estimated discretionary profit sharing expense was $0 and $391, respectively.

Note 7. Income taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company will refine its estimate based on facts and circumstances by each tax jurisdiction.

Income tax expense was estimated at $441 and the effective tax rate (ETR) was 14.65% for the three months ended March 31, 2023. Our ETR is different from the expected tax rate due to state taxes, non-deductible items, research and development credits and benefit from excess tax deductions related to share based compensation items.

For the three months ended March 31, 2022, income tax expense was estimated at $1,175 and the ETR was 23.52%.

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

The Company’s policy for recording interest and penalties associated with potential income tax audits is to record such expense as a component of income tax expense. There were no amounts for penalties or interest recorded as of March 31, 2023. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its positions.

Uncertain Tax Positions

Based on the Company’s evaluation, it has been concluded that there is one tax position related to the research and development tax credit requiring recognition in the Company’s financial statements as of March 31, 2023. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. No amounts have been recorded as tax expense for interest and penalties for the three months ended March 31, 2023, as the amount for the utilized portion for the research and development credit on the Wisconsin return is considered to be immaterial. At March 31, 2023 and December 31, 2022, a total of $420 and $384, respectively, of unrecognized tax benefits would, if recognized, impact the Company’s ETR.

The Company files income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. Federal tax returns for tax years beginning January 1, 2019, and state tax returns beginning January 1, 2018, are open for examination.

Note 8. Contingencies

On August 4, 2022, the Company filed a lawsuit against Peloton Interactive, Inc. (“Peloton”) in the Supreme Court of the State of New York, New York County. The lawsuit arises from a March 2021 “Supply Agreement” between the parties, pursuant to which MEC was to manufacture and supply custom component parts for Peloton’s exercise bikes (the “Manufacturing Project”). In the lawsuit, the Company originally asserted two claims (1) breach and anticipatory repudiation of contract and (2) breach of the duty of good faith and fair dealing (pleaded in the alternative). In January 2023, in response to Peloton’s motion to dismiss, the court allowed the first claim to proceed and dismissed the alternative claim. In the remaining claim, MEC asserts that Peloton breached and anticipatorily repudiated the Supply Agreement by unilaterally cancelling the Manufacturing Project and refusing to pay MEC certain monthly fixed revenue payments owed under the terms of the Supply Agreement. The total amount for damages claimed is substantial but the amount and timing of the ultimate recovery is uncertain. As a result, any recovery from this litigation or settlement of this claim is a contingent gain and will be recognized if, and when, realized or realizable.

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

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the three months ended March 31, 2023 and 2022, eligible employees elected to defer compensation of $236 and $0, respectively. As of March 31, 2023 and December 31, 2022, the short-term portion accrued for all benefit years less than 12 months under this plan was $17,802 and $18,062, respectively. As of March 31, 2023 and December 31, 2022, the long-term portion accrued for all benefit years greater than 12 months under this plan was $3,229 and $3,132. These amounts include the initial deferral of compensation and were adjusted for changes in the value of investment options chosen by the participants. Total expense (credit) for the deferred compensation plan for the three months ended March 31, 2023 and 2022 was $560 and $(1,128), respectively. These expenses (credits) are included in profit sharing, bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income. Additionally, the Company made distributions of $958 and $1,048 for the three months ended March 31, 2023 and 2022, respectively.

Note 10. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees, and estimated unpaid claims. Since March 31, 2020, the Company has an aggregate stop loss limit to mitigate risk. Expenses related to this were $4,634 and $4,760 for the three months ended March 31, 2023 and 2022, respectively. An estimated accrued liability of $879 and $900 was recorded as of March 31, 2023 and December 31, 2022, respectively, for estimated unpaid claims and is included within other current liabilities on the Condensed Consolidated Balance Sheets.

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

Note 12. Fair value of financial instruments

Fair value provides information on what the Company may realize if certain assets were sold or might pay to transfer certain liabilities based upon an exit price. Financial assets and liabilities that are measured and reported at fair value are classified into a three-level hierarchy that prioritizes the inputs used in the valuation process. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The hierarchy is based on the observability and objectivity of the pricing inputs as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data. Long-term debt is classified as a Level 2 fair value input.
●	Level 3 – Prices or valuation techniques that require significant unobservable data inputs. These inputs would normally be the Company’s own data and judgements about assumptions that market participants would use in pricing the asset or liability.

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

	Balance at	Fair Value Measurements at
	March 31,	Report Date Using
	2023	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$21,031	$21,031	$—	$—
Total	$21,031	$21,031	$—	$—

	Balance at	Fair Value Measurements at
	December 31,	Report Date Using
	2022	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$21,194	$21,194	$—	$—
Total	$21,194	$21,194	$—	$—

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

A reconciliation of basic and diluted net income per share attributable to the Company were as follows:

	Three Months Ended
	March 31,
	2023	2022
Net income attributable to MEC	$2,571	$3,822
Average shares outstanding	20,315,338	20,398,933
Basic income per share	$0.13	$0.19

Average shares outstanding	20,315,338	20,398,933
Effect of dilutive share-based compensation	434,610	150,393
Total potential shares outstanding	20,749,948	20,549,326
Diluted income per share	$0.12	$0.19

Options in the money that were not included in the computation of diluted earnings per share because they would have had an anti-dilutive impact on earnings per share were as follows:

	Three Months Ended March 31,
	2023	2022
Stock options	—	479,947

Note 14. Revenue Recognition

Contract Assets and Contract Liabilities

The Company has contract assets and contract liabilities, which are included in tooling in progress and other current liabilities on the Condensed Consolidated Balance Sheets, respectively. Contract assets include products where the Company has satisfied its performance obligation, but receipt of payment is contingent upon delivery. Contract liabilities include deferred tooling revenue, where the performance obligation was not met. The performance obligation is satisfied when the tooling is completed and the customer signs off through the Product Part Approval Process or other documented customer acceptance. Cost of goods sold is recognized and released from the balance sheet when control of the tooling promised under contract is transferred to the customer.

The Company’s contracts with customers are short-term in nature; therefore, revenue is typically recognized, billed and collected within a 12-month period. The following table reflects the changes in our contract assets and liabilities during the three months ended March 31, 2023:

	Contract	Contract
	Assets	Liabilities
As of December 31, 2022	$7,938	$6,141
Net activity	101	(447)
As of March 31, 2023	$8,039	$5,694

Disaggregated Revenue

The following table represents a disaggregation of revenue by product category and end market:

	Three Months Ended
	March 31,
	2023	2022
Outdoor sports	$2,305	$2,527
Fabrication	87,001	82,232
Performance structures	26,675	28,959
Tube	20,352	18,309
Tank	11,119	8,550
Total	147,452	140,577
Intercompany sales elimination	(4,807)	(4,325)
Total, net sales	$142,645	$136,252

	Three Months Ended
	March 31,
	2023	2022
Commercial vehicle	$59,155	$50,865
Construction & access	26,507	29,744
Powersports	24,098	22,575
Agriculture	14,451	15,248
Military	8,569	5,171
Other	9,866	12,649
Total, net sales	$142,645	$136,252

Note 15. Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales or net trade receivables:

	Net Sales		Accounts Receivable
	Three Months Ended		As of	As of
	March 31,		March 31,	December 31,
	2023	2022	2023	2022
Customer
A	15.6%	18.2%	11.5%	11.0%
B	12.1%	11.1%	12.8%	<10%
C	15.3%	15.7%	<10%	<10%
D	<10%	<10%	10.8%	12.6%

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

The Company recognizes stock-based compensation using the fair value provisions prescribed by ASC 718, Compensation – Stock Compensation. Accordingly, compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of the share-based instrument at the time of grant and are recognized as expense over the vesting period of the share-

based instrument. For units, fair value is equivalent to the adjusted closing stock price at the date preceding the date of grant. The Black-Scholes option pricing model is utilized to determine fair value for options.

Cancellations and forfeitures are accounted for as incurred.

Stock awards were granted on March 13, 2023, February 28, 2023, January 25, 2023, July 19, 2022, April 19, 2022, February 28, 2022, June 3, 2021, May 12, 2021, April 20, 2021, February 28, 2021, May 12, 2020, February 27, 2020 and May 8, 2019. There were no stock awards granted prior to this.

During the three months ended March 31, 2023, 132,433 units vested. For the same period, 197,597 options vested with a weighted average strike price of $11.65. During the three months ended March 31, 2022, 234,582 units vested. For the same period, 512,927 options vested with a strike price of $9.18.

As of March 31, 2023, 1,302,978 options remained outstanding with a weighted average strike price of $10.51 and a weighted average contractual life of 7.22 years remaining.

The Company’s stock-based compensation expense by award type is summarized as follows:

	Three Months Ended
	March 31,
	2023	2022
Unit awards	$715	$751
Option awards	351	506
Stock based compensation expense, net of tax	$1,066	$1,257

A roll-forward of unrecognized stock-based compensation expense is displayed in the table below. Unrecognized stock-based compensation expense as of March 31, 2023 will be expensed over the remaining requisite service period from which individual award values relate, up to July 19, 2025.

	Units	Options	Total
Balance as of December 31, 2022	$1,739	$1,050	$2,789
Grants	3,560	2,585	6,145
Forfeitures	(211)	(83)	(294)
Expense	(715)	(351)	(1,066)
Balance as of March 31, 2023	$4,373	$3,201	$7,574

Note 17. Common Equity

At March 31, 2023 the authorized stock of the Company consisted of 75,000,000 shares of common stock without par value.

Changes in outstanding common shares are summarized as follows:

Shares
Outstanding
Shares as of December 31, 2021	20,335,934
Treasury stock purchases	(200,000)
Common stock issued (including share-based compensation impact)	365,582
Balance as of March 31, 2022	20,501,516

Shares
Outstanding
Balance as of December 31, 2022	20,172,746
Treasury stock purchases	(41,148)
Common stock issued (including share-based compensation impact)	290,432
Balance as of March 31, 2023	20,422,030

Note 18. Subsequent events

The Company has evaluated subsequent events since March 31, 2023, the date of these financial statements. There were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in the understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in Part II Item 1A. of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 and our unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item I of this Quarterly Report on Form 10-Q. In this discussion, we use certain non-GAAP financial measures. Explanation of these non-GAAP financial measures and reconciliation to the most directly comparable GAAP financial measures are included in this Management Discussion and Analysis of Financial Condition and Results of Operations. Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.

All amounts are presented in thousands except share amounts, per share data, years and ratios.

Overview

MEC is a leading U.S.-based, vertically-integrated, value-added manufacturing partner providing a full suite of manufacturing solutions from concept to production, including design, prototyping and tooling, fabrication, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, military and other end markets. We have developed long-standing relationships with our blue-chip customers based upon a high level of experience, trust and confidence.

Our one operating segment focuses on producing metal components that are used in a broad range of heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agricultural, military and other products.

Macroeconomic Conditions

For the three months ended March 31, 2023 and 2022, net sales reflected the ongoing supply chain constraints impacting some of our customers. In the current period, we continued to experience macroeconomic conditions that originated during the pandemic, including inflationary pressures on wages, benefits and manufacturing supplies due to a higher level of competition for employees, while observing material costs stabilizing.

How We Assess Performance

Net Sales. Net sales reflect sales of our components and products net of allowances for returns and discounts. In addition to the current macroeconomic conditions, several factors affect our net sales in any given period, including weather, timing of acquisitions and the production schedules of our customers. Net sales are recognized at the time of shipment or at delivery to the customer.

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

Adjusted EBITDA represents EBITDA before stock-based compensation expense, Hazel Park transition and legal costs due to the former fitness customer and impairment charges on long-lived assets and inventory and gain on contracts specifically purchased to meet obligations under the agreement with our former fitness customer. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin as management uses these measures as key performance indicators, and we believe they are measures frequently used by securities analysts, investors and other parties to evaluate companies in our industry. These measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP.

Our calculation of EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin may not be comparable to the similarly named measures reported by other companies. Potential differences between our measures of EBITDA and Adjusted EBITDA compared to other similar companies’ measures of EBITDA and Adjusted EBITDA may include differences in capital structure and tax positions.

The following table presents a reconciliation of net income and comprehensive income, the most directly comparable measure calculated in accordance with GAAP, to EBITDA and Adjusted EBITDA, and the calculation of EBITDA Margin and Adjusted EBITDA Margin for each of the periods presented.

	Three Months Ended
	March 31,
	2023	2022
Net income and comprehensive income	$2,571	$3,822
Interest expense	1,658	567
Provision for income taxes	441	1,175
Depreciation and amortization	7,880	7,207
EBITDA	12,550	12,771
Stock-based compensation expense	1,066	1,257
Hazel Park transition and legal costs due to former fitness customer	224	1,927
Impairment of long-lived assets and gain on contracts	—	(1,183)
Adjusted EBITDA	$13,840	$14,772
Net sales	$142,645	$136,252
EBITDA Margin	8.8%	9.4%
Adjusted EBITDA Margin	9.7%	10.8%

Consolidated Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,
	2023		2022		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$142,645	100.0%	$136,252	100.0%	$6,393	4.7%
Cost of sales	126,268	88.5%	121,370	89.1%	4,898	4.0%
Manufacturing margins	16,377	11.5%	14,882	10.9%	1,495	10.0%
Amortization of intangible assets	1,738	1.2%	1,738	1.3%	—	—%
Profit sharing, bonuses and deferred compensation	3,003	2.1%	2,548	1.9%	455	17.9%
Employee stock ownership plan expense	—	—%	490	0.4%	(490)	(100.0)%
Other selling, general and administrative expenses	6,966	4.9%	5,725	4.2%	1,241	21.7%
Impairment of long-lived assets and gain on contracts	—	—%	(1,183)	(0.9)%	1,183	100.0%
Income from operations	4,670	3.3%	5,564	4.1%	(894)	(16.1)%
Interest expense	(1,658)	1.2%	(567)	0.4%	1,091	192.4%
Provision for income taxes	441	0.3%	1,175	0.9%	(734)	(62.5)%
Net income and comprehensive income	$2,571	1.8%	$3,822	2.8%	$(1,251)	(32.7)%
EBITDA	$12,550	8.8%	$12,771	9.4%	$(221)	(1.7)%
Adjusted EBITDA	$13,840	9.7%	$14,772	10.8%	$(932)	(6.3)%

Net Sales. Net sales were $142,645 for the three months ended March 31, 2023 as compared to $136,252 for the three months ended March 31, 2022, an increase of $6,393, or 4.7%. This increase was primarily driven by a combination of increased sales volumes within our commercial vehicle, powersports and military end markets and continued price discipline, partially offset by supply chain challenges affecting some of our customers and softening demand in our construction & access end markets.

Manufacturing Margins. Manufacturing margins were $16,377 for the three months ended March 31, 2023 as compared to $14,882 for the three months ended March 31, 2022, an increase of $1,495, or 10.0%. The increase was largely the result of the above-mentioned volume growth and commercial price actions partially offset by lower scrap income.

Manufacturing margin percentages were 11.5% for the three months ended March 31, 2023, as compared to 10.9% for the three months ended March 31, 2022, an increase of 0.6%. The increase was attributable to the items discussed in the preceding paragraph.

Amortization of Intangibles Assets. Amortization of intangible assets were $1,738 for the three months ended March 31, 2023 and 2022.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit sharing, bonuses, and deferred compensation expenses were $3,003 for the three months ended March 31, 2023 as compared to $2,548 for the three months ended March 31, 2022, an increase of $455, or 17.9%. The increase was primarily due to the decision made by the Company to modify its profit sharing program by implementing a 401(k) company match as of January 1, 2023, which was higher than the prior year period discretionary 401(k) accrual.

Employee Stock Ownership Plan Expense. Employee stock ownership plan estimated expense was $0 for the three months ended March 31, 2023, as compared to $490 for the three months ended March 31, 2022, a decrease of $490 as the Company transitioned to a 401(k) company match beginning January 1, 2023.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $6,966 for the three months ended March 31, 2023 as compared to $5,725 for the three months ended March 31, 2022, an increase of $1,241, or 21.7%. The increase was predominantly attributable to increasing salaries, wages and benefits, recruiting fees and higher professional fees related to the Company preparing to be Sarbanes-Oxley Act Section 404(b) compliant for 2024.

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

During the three months ended March 31, 2022, the Company was able to cancel $1,183 of purchase commitments for property, plant and equipment relating to the former fitness customer that had previously been recorded as an impairment of long-lived assets and loss on contracts at December 31, 2021. The cancellation of purchase commitments resulted in the reversal of this amount.

Interest Expense. Interest expense was $1,658 for the three months ended March 31, 2023 as compared to $567 for the three months ended March 31, 2022, an increase of $1,091, or 192.4%. The change is primarily due to higher interest rates.

Provision for Income Taxes. Income tax expense was $441 for the three months ended March 31, 2023 as compared to $1,175 for the three months ended March 31, 2022. As of March 31, 2023, our federal net operating loss (NOL) carryforward was $21,210 driven by the pretax losses incurred in prior years. The NOL does not expire and will be used to offset future pretax income. We estimate our long-term effective tax rate to be approximately 27%, based on current tax regulations. Please reference Note 7 – Income Taxes of the Condensed Consolidated Financial Statements for further details.

Due to the factors described in the preceding paragraphs, net income, comprehensive income, EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin decreased during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Liquidity and Capital Resources

Cash Flows Analysis

	Three Months Ended
	March 31,		Increase (Decrease)
	2023	2022	$ Change	% Change
Net cash used in operating activities	$(6,043)	$(425)	(5,618)	1,322%
Net cash used in investing activities	(2,255)	(12,620)	10,365	82%
Net cash provided by financing activities	8,297	13,047	(4,750)	36%
Net change in cash	$(1)	$2	$(3)	150%

Operating Activities. Cash used by operating activities was $6,043 for the three months ended March 31, 2023, as compared to $425 for the three months ended March 31, 2022. The $5,618 increase in operating cash flows used was primarily due to a decrease in accounts payable during the current period resulting from reduced capital expenditures in accounts payable and lower raw material prices, partially offset by a decrease in inventory due to the sell through of deferred customer orders.

Investing Activities. Cash used in investing activities was $2,255 for the three months ended March 31, 2023, as compared to $12,620 for the three months ended March 31, 2022. The $10,365 decrease in cash used in investing activities was driven by the completion of the capital investment in the Company’s Hazel Park, MI facility, which was completed at the end of 2022.

Financing Activities. Cash provided by financing activities was $8,297 for the three months ended March 31, 2023, as compared to $13,047 for the three months ended March 31, 2022. The $4,750 decrease was primarily driven by higher debt repayments in excess of borrowings in relation to the Company’s revolving credit facility during the current year period. Additionally, the Company did not purchase any of its common stock in the first quarter of 2023 under our share repurchase program, however, the Company did effectively repurchase $661 of common stock from employees related to the employees’ tax withholding requirements for vested and issued restricted stock units. During the prior year period, the Company repurchased 200,000 shares of its common stock at a total cost of $2,323. The Company’s decision to repurchase additional shares in 2023 will depend on business conditions, free cash flow generation, other cash requirements and stock price. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information regarding share repurchases.

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

At March 31, 2023, the interest rate on outstanding borrowings under the Revolving Loan was 6.19%. We had availability of $118,424 under the Revolving Loan at March 31, 2023.

We must pay a commitment fee rate ranging from 0.20% to 0.50% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Credit Agreement. We must also pay fees as specified in the Fee Letter (as defined in the Credit Agreement) and with respect to any letters of credit issued under the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness, create or incur liens, make certain investments, merge or consolidate with another entity, make certain asset dispositions, pay dividends or other distributions to shareholders, enter into transactions with affiliates, enter into sale leaseback transactions or make capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum interest coverage ratio of 3.00 to 1.00. At March 31, 2023, our interest coverage ratio was 9.82 to 1.00. The Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 3.25 to 1.00, although such leverage ratio can be increased in connection with certain acquisitions. As of March 31, 2023, our consolidated total leverage ratio was 1.44 to 1.00.

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

Capital Requirements and Sources of Liquidity

During the three months ended March 31, 2023 and 2022, our capital expenditures were $2,408 and $12,979, respectively. The decrease of $10,571 was driven by the completion of the capital investment in the Company’s Hazel Park, MI facility, which was completed at the end of 2022. Capital expenditures for the full year 2023 are expected to be between $20,000 and $25,000.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. At March 31, 2023, we had immediate availability of $118,424 through our Revolving Loan and another $100,000 through an accordion feature under our Credit Agreement, subject to the covenants under the Credit Agreement. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital. We will continue to have access to the availability currently provided under the Credit Agreement as long as we remain compliant with the financial covenants. Based on our estimates at this time, we expect to be in compliance with these financial covenants through 2023 and the foreseeable future.

We believe that our operating cash flow and available borrowings under the Credit Agreement are sufficient to fund our operations for 2023 and beyond when taking into consideration the estimated impacts of the current macroeconomic conditions based on the information we have available at this time. However, future cash flows are subject to a number of variables, and additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under the Credit Agreement, joint ventures, asset sales, offerings of debt or equity securities or other means. We cannot guarantee that this additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at March 31, 2023:

		Payments Due by Period
	Total	2023 (Remainder)	2024 – 2025	2026 – 2027	Thereafter
Long-term debt principal payment obligations (1)	$81,576	$—	$81,576	$—	$—
Equipment financing agreements (2)	1,184	1,074	110	—	—
Forecasted interest on debt payment obligations (3)	8,048	4,037	4,011	—	—
Finance lease obligations (4)	1,135	320	717	98	—
Operating lease obligations (4)	39,242	4,283	10,490	9,329	15,140
Total	$131,185	$9,714	$96,904	$9,427	$15,140
(1)	Principal payments under the Company’s Credit Agreement, which expires in 2024.
(2)	Financing agreements entered into to purchase manufacturing equipment. Current and long-term portions are classified in other current liabilities and other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets.
(3)	Forecasted interest on debt obligations are based on the debt balance, interest rate, and unused fee of the Company’s revolver credit facility, and the debt balances and interest rates of the Company’s equipment finance agreements as of March 31, 2023.
(4)	See Note 4 – Leases in the Notes to Condensed Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in customer forecasts, interest rates, and to a lesser extent, commodities. To reduce such risks, we selectively use financial instruments and other proactive management techniques.

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

The amount borrowed under the Revolving Loan under the Credit Agreement was $81.6 million as of March 31, 2023. The interest rate was 6.19% as of March 31, 2023. Please see “Liquidity and Capital Resources – Amended and Restated Credit Agreement” in Part I, Item 2 and Note 3 in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more specifics.

A hypothetical 100-basis-point increase in interest rates would have resulted in an additional $0.2 million of interest expense based on our variable rate debt at March 31, 2023. We do not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect our cash flow.

Commodity Risk

We source a wide variety of materials and components from a network of suppliers. Commodity raw materials, such as steel, aluminum, copper, paint and paint chemicals, and other production costs are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and in many cases utilize contracts with those customers to mitigate the impact of commodity raw material price fluctuations. As of March 31, 2023, we did not have any commodity hedging instruments in place.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 1, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to purchases we made of shares of our common stock during the quarter ended March 31, 2023:

			Total Number	Dollar Value of
			of Shares	Shares that
	Total		Purchased as	May Yet Be
	Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs (1)
January 2023	—	$—	—	$18,552,679
February 2023	—	$—	—	$18,552,679
March 2023	—	$—	—	$18,552,679
Total	—		—
(1)	On October 19, 2021, the Board of Directors approved a new share repurchase program of up to $25 million of shares through 2023. The new share repurchase program replaced the prior program.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description
3	Bylaws of Mayville Engineering Company, Inc., as amended through April 18, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 19, 2023).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAYVILLE ENGINEERING COMPANY, INC.

Date: May 3, 2023	By:	/s/ Jagadeesh A. Reddy
Jagadeesh A. Reddy
President & Chief Executive Officer

	By:	/s/ Todd M. Butz
Todd M. Butz
Chief Financial Officer