Form 10-Q
period 2023-06-30
Mayville Engineering Company, Inc.
filed 2023-08-02
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023, the registrant had 20,392,594 shares of common stock, no par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$90,125	$127
Receivables, net of allowances for doubtful accounts of $551 at June 30, 2023 and $545 at December 31, 2022	69,066	58,001
Inventories, net	66,828	71,708
Tooling in progress	7,827	7,938
Prepaid expenses and other current assets	4,360	3,529
Total current assets	238,206	141,303
Property, plant and equipment, net	141,326	145,771
Assets held for sale	81	83
Goodwill	71,535	71,535
Intangible assets, net	40,333	43,809
Operating lease assets	33,929	36,073
Other long-term assets	3,192	2,007
Total assets	$528,602	$440,581
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$52,354	$53,735
Current portion of operating lease obligation	5,017	4,857
Accrued liabilities:
Salaries, wages, and payroll taxes	8,229	7,288
Profit sharing and bonus	1,499	6,860
Current portion of deferred compensation	273	18,062
Other current liabilities	11,333	11,646
Total current liabilities	78,705	102,448
Bank revolving credit notes	177,943	72,236
Operating lease obligation, less current maturities	29,745	31,891
Deferred compensation, less current portion	3,446	3,132
Deferred income tax liability	12,710	11,818
Other long-term liabilities	684	1,189
Total liabilities	$303,233	$222,714
Commitments and contingencies (see Note 8)
Common shares, no par value, 75,000,000 authorized, 21,829,453 shares issued at June 30, 2023 and 21,645,193 at December 31, 2022	—	—
Additional paid-in-capital	203,423	200,945
Retained earnings	30,459	26,274
Treasury shares at cost, 1,458,655 shares at June 30, 2023 and 1,472,447 at December 31, 2022	(8,513)	(9,352)
Total shareholders’ equity	225,369	217,867
Total	$528,602	$440,581

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except share amounts and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$138,980	$138,337	$281,626	$274,589
Cost of sales	122,885	120,079	249,154	241,449
Amortization of intangible assets	1,738	1,738	3,476	3,476
Profit sharing, bonuses, and deferred compensation	2,688	1,208	5,690	3,755
Employee stock ownership plan expense	—	1,330	—	1,820
Other selling, general and administrative expenses	7,396	6,396	14,363	12,121
Impairment of long-lived assets and gain on contracts	—	(906)	—	(2,089)
Income from operations	4,273	8,492	8,943	14,057
Interest expense	(1,968)	(765)	(3,626)	(1,332)
Loss on extinguishment of debt	(216)	—	(216)	—
Income before taxes	2,089	7,727	5,101	12,725
Income tax expense	475	1,798	916	2,974
Net income and comprehensive income	$1,614	$5,929	$4,185	$9,751

Earnings per share:
Basic	$0.08	$0.29	$0.21	$0.48
Diluted	$0.08	$0.29	$0.20	$0.47

Weighted average shares outstanding:
Basic	20,494,437	20,581,945	20,405,383	20,490,944
Diluted	20,827,728	20,650,551	20,789,175	20,807,677

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,185	$9,751
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	12,415	10,975
Amortization	3,476	3,476
Allowance for doubtful accounts	6	168
Inventory excess and obsolescence reserve	41	87
Stock-based compensation expense	2,420	2,714
Gain on disposal of property, plant and equipment	(135)	(625)
Impairment of long-lived assets and gain on contracts	—	(2,089)
Deferred compensation	(17,475)	(4,637)
Loss on extinguishment of debt	216	—
Non-cash lease expense	2,144	2,482
Other non-cash adjustments	184	176
Changes in operating assets and liabilities:
Accounts receivable	(11,071)	(15,973)
Inventories	4,839	(4,033)
Tooling in progress	111	(1,367)
Prepaids and other current assets	(897)	(1,561)
Accounts payable	(3,061)	9,275
Deferred income taxes	638	2,504
Operating lease obligations	(1,986)	(2,270)
Accrued liabilities	(1,915)	6,631
Net cash provided by (used in) operating activities	(5,865)	15,684
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(6,320)	(26,351)
Proceeds from sale of property, plant and equipment	153	5,228
Net cash used in investing activities	(6,167)	(21,123)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	347,324	218,867
Payments on bank revolving credit notes	(241,618)	(210,414)
Repayments of other long-term debt	(575)	(547)
Payments of financing costs	(1,248)	—
Purchase of treasury stock	(1,661)	(2,323)
Payments on finance leases	(192)	(157)
Net cash provided by financing activities	102,030	5,426
Net increase (decrease) in cash and cash equivalents	89,998	(13)
Cash and cash equivalents at beginning of period	127	118
Cash and cash equivalents at end of period	$90,125	$105
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,383	$999
Cash paid for taxes	$278	$450
Non-cash 401(k) contribution of treasury stock	$2,500	$—
Non-cash property, plant & equipment, net	$2,283	$5,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2022	$200,945	$(9,352)	$26,274	$217,867
Net income	—	—	2,571	2,571
401(k) plan contribution	—	2,500	—	2,500
Purchase of treasury stock	—	(661)	—	(661)
Stock-based compensation	1,066	—	—	1,066
Balance as of March 31, 2023	$202,011	$(7,513)	$28,845	$223,343
Net income	—	—	1,614	1,614
Purchase of treasury stock	—	(1,000)	—	(1,000)
Stock-based compensation	1,354	—	—	1,354
Stock options exercised	58	—	—	58
Balance as of June 30, 2023	$203,423	$(8,513)	$30,459	$225,369

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2021	$197,186	$(6,462)	$7,547	$198,271
Net income	—	—	3,822	3,822
401(k) plan contribution	—	2,057	—	2,057
Purchase of treasury stock	—	(2,323)	—	(2,323)
Stock-based compensation	1,257	—	—	1,257
Balance as of March 31, 2022	$198,443	$(6,728)	$11,369	$203,084
Net income	—	—	5,929	5,929
Stock-based compensation	1,456	—	—	1,456
Balance as of June 30, 2022	$199,899	$(6,728)	$17,298	$210,469

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

Nature of Operations

MEC is a leading U.S.-based, vertically-integrated, value-added manufacturing partner providing a full suite of manufacturing solutions from concept to production, including design, prototyping and tooling, fabrication, aluminum extrusion, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, military and other end markets. Founded in 1945 and headquartered in Mayville, Wisconsin, we are a leading Tier I U.S. supplier of highly engineered components to original equipment manufacturer (OEM) customers with leading positions in their respective markets. The Company operates 22 facilities located in Arkansas, Michigan, Mississippi, Ohio, Pennsylvania, Virginia, and Wisconsin. Our engineering expertise and technical know-how allow us to add value through every product redevelopment cycle (generally every three to five years for our customers).

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

Inventories as of June 30, 2023 and December 31, 2022 consist of:

	June 30,	December 31,
	2023	2022
Finished goods and purchased parts	$31,069	$44,728
Raw materials	26,998	17,003
Work-in-process	8,761	9,977
Total	$66,828	$71,708

Property, plant and equipment

Property, plant and equipment as of June 30, 2023 and December 31, 2022 consist of:

	Useful Lives	June 30,	December 31,
	Years	2023	2022
Land	Indefinite	$1,030	$1,030
Land improvements	15-39	3,169	3,169
Building and building improvements	15-39	65,487	59,664
Machinery, equipment and tooling	3-10	264,307	250,110
Vehicles	5	4,360	4,359
Office furniture and fixtures	3-7	20,453	19,585
Construction in progress	N/A	13,091	26,435
Total property, plant and equipment, gross		371,897	364,352
Less accumulated depreciation		230,571	218,581
Total property, plant and equipment, net		$141,326	$145,771

Depreciation expense was $6,273 and $5,507 for the three months ended June 30, 2023 and 2022, respectively, and $12,415 and $10,975 for the six months ended June 30, 2023 and 2022, respectively.

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

During the three and six months ended June 30, 2022, the Company was able to cancel $906 and $2,089 respectively, of purchase commitments for property, plant and equipment relating to the former fitness customer that had previously been recorded in the Consolidated Statements of Comprehensive Income as an impairment of long-lived assets and loss on contracts as of December 31, 2021. The cancellation of loss contracts has resulted in the reversal of these amounts from other current liabilities in the Condensed Consolidated Balance Sheets and recorded in the Condensed Consolidated Statements of Comprehensive Income as an impairment of long-lived assets and gain on contracts for the three and six months ended June 30, 2022.

The Company adopted ASC 842 on January 1, 2022, classifying finance leases of $914 and $1,103 in property, plant and equipment on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively. Please refer to Note 4 – Leases for additional information.

Goodwill

There were no changes to the goodwill balance of $71,535 between December 31, 2022 and June 30, 2023.

Intangible Assets

The following is a listing of intangible assets, the useful lives in years (amortization period) and accumulated amortization as of June 30, 2023 and December 31, 2022:

	Useful Lives	June 30,	December 31,
	Years	2023	2022
Amortizable intangible assets:
Customer relationships and contracts	9-12	$78,340	$78,340
Trade name	10	14,780	14,780
Non-compete agreements	5	8,800	8,800
Patents	19	24	24
Accumulated amortization		(65,422)	(61,946)
Total amortizable intangible assets, net		36,522	39,998
Non-amortizable brand name		3,811	3,811
Total intangible assets, net		$40,333	$43,809

Non-amortizable brand name is tested annually during the fourth quarter for impairment, or more frequently if triggering events occur indicating there may be impairment.

Changes in intangible assets between December 31, 2022 and June 30, 2023 consist of:

Balance as of December 31, 2022	$43,809
Amortization expense	(3,476)
Balance as of June 30, 2023	$40,333

Amortization expense was $1,738 for the three months ended June 30, 2023, and 2022, and $3,476 for the six months ended June 30, 2023 and 2022.

Future amortization expense is expected to be as followed:

Year ending December 31,
2023 (remainder)	$3,390
2024	$5,192
2025	$5,192
2026	$5,192
2027	$5,192
Thereafter	$12,364

Note 3. Bank revolving credit notes

On June 28, 2023, we entered into an amended and restated credit agreement (the Credit Agreement) with certain lenders and Wells Fargo Bank, National Association, as administrative agent (the Agent). The Credit Agreement provides for a $250,000 revolving credit facility, with a letter of credit sub-facility, and a swingline facility in an aggregate amount of $25,000. The Credit Agreement also provides the availability of incremental facilities to the greater of $100,000 and 125% of the Company’s twelve month trailing Consolidated EBITDA through an accordion feature. All amounts borrowed under the credit agreement mature on June 28, 2028.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness; create, incur, assume or suffer to exist liens; make certain investments; allow our subsidiaries to merge or consolidate with another entity; make certain asset dispositions; pay certain dividends or other distributions to shareholders; enter into transactions with affiliates; enter into sale leaseback transactions; and exceed the limits on annual capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum consolidated interest coverage ratio of 3.00 to 1.00 as well as a consolidated total leverage ratio not to exceed 3.50 to 1.00, although such leverage ratio can be increased in connection with certain acquisitions.

The Company incurred deferred financing costs of $1,248 associated with executing the Credit Agreement, which has been recorded as an other long-term asset in the Condensed Consolidated Balance Sheets and will be amortized over the duration of the agreement.

At June 30, 2023 our consolidated interest coverage ratio was 5.93 to 1.00 as compared to a covenant minimum of 3.00 to 1.00 under the Credit Agreement.

At June 30, 2023, our consolidated total leverage ratio was 1.61 as compared to a covenant maximum of 3.50 to 1.00 under the Credit Agreement.

Under the Credit Agreement, interest is payable quarterly at the adjusted secured overnight financing rate (SOFR) plus an applicable margin based on the current consolidated total leverage ratio. The interest rate was 7.69% and 5.69% as of June 30, 2023 and December 31, 2022, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.30% and 0.25% as of June 30, 2023 and December 31, 2022, respectively.

Prior to June 28, 2023, the Company maintained a credit agreement (Former Credit Agreement) with certain lenders and the Agent. The Former Credit Agreement provided for a $200,000 revolving credit facility, with a letter of credit sub-facility in an aggregate amount not to exceed $5,000, and a swingline facility in an aggregate amount of $20,000. The Former Credit Agreement also provided for an additional $100,000 of debt capacity through an accordion feature.

The Company was in compliance with all financial covenants of its credit agreements as of June 30, 2023 and December 31, 2022. The amount borrowed on the revolving credit notes was $177,943 and $72,236 as of June 30, 2023 and December 31, 2022, respectively.

Note 4. Leases

The Company has real property operating leases for office and light manufacturing space. Operating leases for the Company’s personal property consist of leases for office equipment, vehicles, forklifts and storage tanks for bulk gases. The Company recognizes a right-of-use (ROU) asset and a lease liability for operating leases based on the net present value of future minimum lease payments. Lease expense for the Company’s operating leases is recognized on a straight-line basis over the lease term, including renewal periods that are considered reasonably certain.

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

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Finance lease cost:
Amortization of finance lease assets	$94	$78	$188	$157
Interest on finance lease liabilities	10	11	21	22
Total finance lease expense	104	89	209	179
Operating lease expense	1,321	1,512	2,607	3,034
Short-term lease expense	131	139	270	318
Variable lease expense	48	61	117	108
Sublease income (1)	(404)	(146)	(1,035)	(146)
Total lease expense	$1,200	$1,655	$2,168	$3,493
(1)	The Company subleased a portion of its Hazel Park, MI facility starting in June 2022.

Lease related supplemental cash flow information:

	Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities for finance leases:
Operating cash flows	$21	$22
Financing cash flows	$192	$157

Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$2,891	$2,837

Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	$363	$106
Finance leases	$—	$—

Note 5. Employee stock ownership plan

Under the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (the ESOP), the Company can make annual discretionary contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company subject to the Board of Directors’ approval. For the three months ended June 30, 2023 and 2022, the Company’s estimated ESOP expense was $0 and $1,330, respectively. For the six months ended June 30, 2023 and 2022 the Company’s estimated ESOP expense was $0 and $1,820, respectively.

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

As of June 30, 2023 and December 31, 2022, the ESOP shares consisted of 4,062,583 and 5,684,879 in allocated shares, respectively.

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

As of January 1, 2023, the Company implemented an employer match program to the 401(k) Plan. The Company now provides a 50% match for employee contributions, up to 6%. For the three and six months ended June 30, 2023, the Company’s employer match expense was $770 and $1,644, respectively. Additionally, the 401(k) Plan provides for employer discretionary profit-sharing contributions and the Board of Directors may authorize discretionary profit-sharing contributions (which are usually approved at the end of each calendar year). For the three months ended June 30, 2023 and 2022, the Company’s estimated discretionary profit-sharing expense was $0 and $1,083, respectively. For the six months ended June 30, 2023 and 2022, the Company’s estimated discretionary profit-sharing expense was $0 and $1,474, respectively.

Note 7. Income taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company will refine its estimate based on facts and circumstances by each tax jurisdiction.

Income tax expense was $475 and $916, and the effective tax rate (ETR) was 22.73% and 17.96% for the three and six months ended June 30, 2023, respectively. Our ETR is different from the expected tax rate due to state taxes, non-deductible items, research and development credits and benefit from excess tax deductions related to share based compensation items.

For the three and six months ended June 30, 2022, income tax expense was estimated at $1,798 and $2,974 the ETR was 23.27% and 23.37%, respectively.

Uncertain Tax Positions

Based on the Company’s evaluation, it has been concluded that there is one tax position related to the research and development tax credit requiring recognition in the Company’s financial statements as of June 30, 2023. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. No amounts have been recorded as tax expense for interest and penalties for the three and six months ended June 30, 2023, as the amount for the utilized portion for the research and development credit on the Wisconsin return is considered to be immaterial. At June 30, 2023 and December 31, 2022, a total of $429 and $384, respectively, of unrecognized tax benefits would, if recognized, impact the Company’s ETR.

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

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the three and six months ended June 30, 2023, eligible employees elected to defer compensation of $80 and $316, respectively. Eligible employees elected to defer compensation of $0 for the three and six months ended June 30, 2022. As of June 30, 2023 and December 31, 2022, the short-term portion accrued for all benefit years less than 12 months under this plan was $273 and $18,062, respectively. As of June 30, 2023 and December 31, 2022, the long-term portion accrued for all benefit years greater than 12 months under this plan was $3,446 and $3,132. These amounts include the initial deferral of compensation and were adjusted for changes in the value of investment options chosen by the participants. Total expense (credit) for the deferred compensation plan for the three months ended June 30, 2023 and 2022 was $169 and $(2,461), respectively. Total expense (credit) for the deferred compensation plan for the six months ended June 30, 2023 and 2022 was $729 and $(3,589), respectively. These expenses (credits) are included in profit-sharing, bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income. Additionally, the Company made cash distributions of $17,562 and $1,048 for the six months ended June 30, 2023 and 2022, respectively.

Note 10. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees, and estimated unpaid claims. Since March 31, 2020, the Company has an aggregate stop loss limit to mitigate risk. Expenses related to this were $5,133 and $3,388 for the three months ended June 30, 2023 and 2022, respectively, and $9,768 and $8,148 for the six months ended June 30, 2023 and 2022, respectively. An estimated accrued liability of $996 and $900 was recorded as of June 30, 2023 and December 31, 2022, respectively, for estimated unpaid claims and is included within other current liabilities on the Condensed Consolidated Balance Sheets.

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

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data. Long-term debt is classified as a Level 2 fair value input.
●	Level 3 – Prices or valuation techniques that require significant unobservable data inputs. These inputs would normally be the Company’s own data and judgements about assumptions that market participants would use in pricing the asset or liability.

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

	Balance at	Fair Value Measurements at
	June 30,	Report Date Using
	2023	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$3,719	$3,719	$—	$—
Total	$3,719	$3,719	$—	$—

	Balance at	Fair Value Measurements at
	December 31,	Report Date Using
	2022	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$21,194	$21,194	$—	$—
Total	$21,194	$21,194	$—	$—

Fair value measurements for the Company’s cash and cash equivalents are classified based upon Level 1 measurements because such measurements are based upon quoted market prices in active markets for identical assets.

Accounts receivable, accounts payable, long-term debt and accrued liabilities are recorded in the Condensed Consolidated Balance Sheets at cost and approximate fair value.

Deferred compensation liabilities are recorded at amounts due to participants at the time of deferral. Deferrals are invested in an investment vehicle based on the options made available to the participant, considered to be Level 1 and Level 2 on the fair value hierarchy, with the current balance all as Level 1. The change in fair value is recorded in the profit-sharing, bonuses, and deferred compensation line item on the Condensed Consolidated Statements of Comprehensive Income. The short-term and long-term balances due to participants are reflected on the current portion of deferred compensation and deferred compensation, less current portion, line items, respectively, on the Condensed Consolidated Balance Sheets.

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

A reconciliation of basic and diluted net income per share attributable to the Company were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income attributable to MEC	$1,614	$5,929	$4,185	$9,751
Average shares outstanding	20,494,437	20,581,945	20,405,383	20,490,944
Basic income per share	$0.08	$0.29	$0.21	$0.48

Average shares outstanding	20,494,437	20,581,945	20,405,383	20,490,944
Effect of dilutive share-based compensation	333,291	68,606	383,792	316,733
Total potential shares outstanding	20,827,728	20,650,551	20,789,175	20,807,677
Diluted income per share	$0.08	$0.29	$0.20	$0.47

Options in the money that were not included in the computation of diluted earnings per share because they would have had an anti-dilutive impact on earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	219,885	—	247,278	—

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

The Company’s contracts with customers are short-term in nature; therefore, revenue is typically recognized, billed and collected within a 12-month period. The following table reflects the changes in our contract assets and liabilities during the six months ended June 30, 2023:

	Contract	Contract
	Assets	Liabilities
As of December 31, 2022	$7,938	$6,141
Net activity	(111)	(600)
As of June 30, 2023	$7,827	$5,541

Disaggregated Revenue

The following tables represent a disaggregation of revenue by product category and end market:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product Category	2023	2022	2023	2022
Outdoor sports	$2,379	$2,522	$4,684	$5,049
Fabrication	84,172	83,038	171,174	165,271
Performance structures	26,846	28,197	53,521	57,157
Tube	19,468	19,488	39,820	37,796
Tank	11,070	8,915	22,189	17,464
Total	143,935	142,160	291,388	282,737
Intercompany sales elimination	(4,955)	(3,823)	(9,762)	(8,148)
Total, net sales	$138,980	$138,337	$281,626	$274,589

	Three Months Ended		Six Months Ended
	June 30,		June 30,
End Market	2023	2022	2023	2022
Commercial vehicle	$56,075	$55,130	$115,230	$105,995
Construction & access	26,522	29,388	53,029	59,132
Powersports	23,995	22,379	48,093	44,954
Agriculture	13,444	15,367	27,895	30,615
Military	8,910	5,363	17,479	10,534
Other	10,033	10,710	19,899	23,360
Total, net sales	$138,980	$138,337	$281,626	$274,589

Note 15. Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales or net trade receivables:

	Net Sales		Net Sales		Accounts Receivable
	Three Months Ended		Six Months Ended		As of	As of
	June 30,		June 30,		June 30,	December 31,
	2023	2022	2023	2022	2023	2022
Customer
A	15.6%	18.3%	15.6%	18.2%	12.7%	11.0%
B	11.5%	11.9%	11.8%	11.5%	10.0%	<10%
C	15.6%	16.1%	15.5%	15.9%	10.4%	<10%
D	<10%	<10%	<10%	<10%	10.2%	12.6%
E	<10%	<10%	<10%	<10%	10.0%	<10%

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

Stock awards were granted on June 26, 2023, April 18, 2023, March 13, 2023, February 28, 2023, January 25, 2023, July 19, 2022, April 19, 2022 and February 28, 2022.

During the six months ended June 30, 2023, 219,343 units vested. For the same period, 195,264 options vested with a weighted average strike price of $11.67. During the six months ended June 30, 2022, 271,992 units vested. For the same period, 512,927 options vested with a strike price of $9.18.

As of June 30, 2023, 1,299,713 options remained outstanding with a weighted average strike price of $10.51 and a weighted average contractual life of 6.97 years remaining.

The Company’s stock-based compensation expense by award type is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Unit awards	874	874	$1,589	$1,626
Option awards	480	582	831	1,088
Stock based compensation expense, net of tax	$1,354	$1,456	$2,420	$2,714

A roll-forward of unrecognized stock-based compensation expense is displayed in the table below. Unrecognized stock-based compensation expense as of June 30, 2023 will be expensed over the remaining requisite service period from which individual award values relate, up to July 19, 2025.

	Units	Options	Total
Balance as of December 31, 2022	$1,739	$1,050	$2,789
Grants	3,560	2,585	6,145
Forfeitures	(211)	(83)	(294)
Expense	(715)	(351)	(1,066)
Balance as of March 31, 2023	$4,373	$3,201	$7,574
Grants	785	—	785
Forfeitures	(48)	—	(48)
Expense	(874)	(480)	(1,354)
Balance as of June 30, 2023	$4,236	$2,721	$6,957

Note 17. Common Equity

At June 30, 2023 the authorized stock of the Company consisted of 75,000,000 shares of common stock without par value.

Changes in outstanding common shares are summarized as follows:

Shares
Outstanding
Shares as of December 31, 2021	20,335,934
Treasury stock purchases	(200,000)
Common stock issued (including share-based compensation impact)	396,757
Balance as of June 30, 2022	20,532,691

Shares
Outstanding
Balance as of December 31, 2022	20,172,746
Treasury stock purchases	(100,726)
Common stock issued (including share-based compensation impact)	298,778
Balance as of June 30, 2023	20,370,798

Note 18. Subsequent events

The Company has evaluated subsequent events since June 30, 2023, the date of these financial statements. There were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements, except as set forth below.

On July 1, 2023, the Company acquired 100% of the equity interests of Mid-States Aluminum (MSA) for $95,945, subject to adjustments for the amount of cash, indebtedness, net working capital and certain expenses of MSA as of the closing. MSA is a leading manufacturer of custom aluminum extrusion and fabrications that also offers related services including design, engineering, anodizing and finishing, assembly and packaging. At the closing of the acquisition, the Company applied an estimate of the adjustments and paid total net consideration of $90,002 which was held in escrow at the current period end. The Company financed the acquisition by borrowing under its Credit Agreement. See Note 3 – Bank Revolving Credit Notes for additional details. Following the closing, the parties will determine the actual adjustments as of the closing and reconcile the resulting final purchase price with the estimated purchase price. The Company has incurred one-time transaction related costs of $899 as of June 30, 2023, related to this acquisition. These costs were associated with legal and professional services and were recognized as other selling, general and administrative expenses on the Condensed Consolidated Statements of Comprehensive Income. The Company is in the process of completing the initial accounting for these acquisitions, and as such, required disclosures will be presented in future periods.

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

Overview

MEC is a leading U.S.-based, vertically-integrated, value-added manufacturing partner providing a full suite of manufacturing solutions from concept to production, including design, prototyping and tooling, fabrication, aluminum extrusion, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, military and other end markets. We have developed long-standing relationships with our blue-chip customers based upon a high level of experience, trust and confidence.

Our one operating segment focuses on producing metal components that are used in a broad range of heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agricultural, military and other products.

Macroeconomic Conditions

The broader market dynamics over the past few years have resulted in impacts to the Company, including supply chain constraints affecting some of our customers, material cost inflation and inflationary pressures on wages and benefits due to labor availability. The Company expects some of these dynamics to continue in 2023 and could continue to have an impact on demand, material costs and labor.

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

Adjusted EBITDA represents EBITDA before stock-based compensation expense, MSA acquisition related costs, loss on extinguishment of debt, field replacement claim, Hazel Park transition and legal costs due to the former fitness customer and impairment charges on long-lived assets and inventory and gain on contracts specifically purchased to meet obligations under the agreement with our former fitness customer. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin as management uses these measures as key performance indicators, and we believe they are measures frequently used by securities analysts, investors and other parties to evaluate companies in our industry. These measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income and comprehensive income	$1,614	$5,929	$4,185	$9,751
Interest expense	1,968	765	3,626	1,332
Provision for income taxes	475	1,798	916	2,974
Depreciation and amortization	8,011	7,245	15,891	14,451
EBITDA	12,068	15,737	24,618	28,508
Loss on extinguishment of debt (1)	216	—	216	—
MSA acquisition related costs (2)	899	—	899	—
Stock-based compensation expense (3)	1,354	1,456	2,420	2,714
Field replacement claim (4)	490	—	490	—
Hazel Park transition and legal costs due to former fitness customer (5)	272	1,889	495	3,816
Impairment of long-lived assets and gain on contracts (6)	—	(906)	—	(2,089)
Adjusted EBITDA	$15,299	$18,176	$29,138	$32,949
Net sales	$138,980	$138,337	$281,626	$274,589
EBITDA Margin	8.7%	11.4%	8.7%	10.4%
Adjusted EBITDA Margin	11.0%	13.1%	10.3%	12.0%
(1)	Unamortized debt issue costs written off from the prior five-year credit agreement attributable to lenders that are no longer included in the amended and restated credit agreement or decreased their capacity in the amended and restated credit agreement.
(2)	Transaction costs, primarily legal and professional services, related to the acquisition of MSA.

(3)	Non-cash employee compensation based on the value of common stock issued pursuant to the 2019 Omnibus Incentive Plan.
(4)	Represents a one-time charge related to a COVID related sourcing issue that caused the company to change suppliers and ultimately lead to a product being produced outside of customer specifications. These costs are not expected to be incurred on an ongoing basis and therefore are not indicative of ongoing operations.
(5)	Costs incurred to re-purpose the Hazel Park facility from products for the former fitness customer use to general use for the time period through July 31, 2022, and legal costs associated with the enforcement of the Company’s supply contract with the former fitness customer.
(6)	Gain on the sale of fixed assets that were previously impaired as a result of the change in forecast of our former fitness customer.

Consolidated Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Three Months Ended June 30,
	2023		2022		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$138,980	100.0%	$138,337	100.0%	$643	0.5%
Cost of sales	122,885	88.4%	120,079	86.8%	2,806	2.3%
Manufacturing margins	16,095	11.6%	18,258	13.2%	(2,163)	(11.8)%
Amortization of intangible assets	1,738	1.3%	1,738	1.3%	—	—%
Profit sharing, bonuses and deferred compensation	2,688	1.9%	1,208	0.9%	1,480	122.5%
Employee stock ownership plan expense	—	—%	1,330	1.0%	(1,330)	N/A
Other selling, general and administrative expenses	7,396	5.3%	6,396	4.6%	1,000	15.6%
Impairment of long-lived assets and gain on contracts	—	—%	(906)	(0.7)%	906	N/A
Income from operations	4,273	3.1%	8,492	6.1%	(4,219)	(49.7)%
Interest expense	(1,968)	1.4%	(765)	0.6%	1,203	157.3%
Loss on extinguishment of debt	(216)	0.2%	—	—%	(216)	N/A
Provision for income taxes	475	0.3%	1,798	1.3%	(1,323)	(73.6)%
Net income and comprehensive income	$1,614	1.2%	$5,929	4.3%	$(4,315)	(72.8)%
EBITDA	$12,068	8.7%	$15,737	11.4%	$(3,669)	(23.3)%
Adjusted EBITDA	$15,299	11.0%	$18,176	13.1%	$(2,877)	(15.8)%

Net Sales. Net sales were $138,980 for the three months ended June 30, 2023 as compared to $138,337 for the three months ended June 30, 2022, an increase of $643, or 0.5%. This increase was primarily driven by a combination of increased sales volumes within our commercial vehicle, powersports and military end markets and continued price discipline, partially offset by supply chain challenges affecting some of our customers, lower material price pass-throughs to customers and softening demand in our construction and small agriculture end markets.

Manufacturing Margins. Manufacturing margins were $16,095 for the three months ended June 30, 2023 as compared to $18,258 for the three months ended June 30, 2022, a decrease of $2,163, or 11.8%. The decrease was primarily driven by unabsorbed fixed costs associated with new project launches, a one-time field replacement claim, higher employee healthcare expenses and lower scrap income.

Manufacturing margin percentages were 11.6% for the three months ended June 30, 2023, as compared to 13.2% for the three months ended June 30, 2022, a decrease of 1.6%. The decrease was attributable to the items discussed in the preceding paragraph.

Amortization of Intangibles Assets. Amortization of intangible assets were $1,738 for the three months ended June 30, 2023 and 2022.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit-sharing, bonuses, and deferred compensation expenses were $2,688 for the three months ended June 30, 2023 as compared to $1,208 for the three months ended June 30, 2022, an increase of $1,480, or 122.5%. The increase was primarily due to lower deferred compensation expense during the prior year period related to fluctuations within the financial markets.

Employee Stock Ownership Plan Expense. Employee stock ownership plan estimated expense was $0 for the three months ended June 30, 2023 as compared to $1,330 for the three months ended June 30, 2022, a decrease of $1,330 as the Company transitioned to a 401(k) company match beginning January 1, 2023.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $7,396 for the three months ended June 30, 2023 as compared to $6,396 for the three months ended June 30, 2022, an increase of $1,000, or 15.6%. The increase was predominantly attributable to professional fees related to the Company acquiring MSA.

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

During the three months ended June 30, 2022, the Company was able to cancel $906 of purchase commitments for property, plant and equipment relating to the former fitness customer that had previously been recorded as an impairment of long-lived assets and loss on contracts at December 31, 2021. The cancellation of purchase commitments resulted in the reversal of this amount and the recording of a gain on contracts.

Interest Expense. Interest expense was $1,968 for the three months ended June 30, 2023 as compared to $765 for the three months ended June 30, 2022, an increase of $1,203, or 157.3%. The change is due to higher interest rates and an increase in borrowings.

Provision for Income Taxes. Income tax expense was $475 for the three months ended June 30, 2023 as compared to $1,798 for the three months ended June 30, 2022. The decrease of $1,323 is primarily due to higher net income and comprehensive income in the prior year period. Please reference Note 7 – Income Taxes of the Condensed Consolidated Financial Statements for further details.

Due to the factors described in the preceding paragraphs, net income, comprehensive income, EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin decreased during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six Months Ended June 30,
	2023		2022		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$281,626	100.0%	$274,589	100.0%	$7,037	2.6%
Cost of sales	249,154	88.5%	241,449	87.9%	7,705	3.2%
Manufacturing margins	32,472	11.5%	33,140	12.1%	(668)	(2.0)%
Amortization of intangible assets	3,476	1.2%	3,476	1.3%	—	—%
Profit sharing, bonuses and deferred compensation	5,690	2.0%	3,755	1.4%	1,935	51.5%
Employee stock ownership plan expense	—	—%	1,820	0.7%	(1,820)	N/A
Other selling, general and administrative expenses	14,363	5.1%	12,121	4.4%	2,242	18.5%
Impairment of long-lived assets and gain on contracts	—	—%	(2,089)	(0.8)%	2,089	N/A
Income from operations	8,943	3.2%	14,057	5.1%	(5,114)	36.4%
Interest expense	(3,626)	1.3%	(1,332)	0.5%	2,294	172.2%
Loss on extinguishment of debt	(216)	0.1%	—	—%	216	N/A
Provision for income taxes	916	0.3%	2,974	1.1%	(2,058)	69.2%
Net income and comprehensive income	$4,185	1.5%	$9,751	3.6%	$(5,566)	57.1%
EBITDA	$24,618	8.7%	$28,508	10.4%	$(3,890)	(13.6)%
Adjusted EBITDA	$29,138	10.3%	$32,949	12.0%	$(3,811)	(11.6)%

Net Sales. Net sales were $281,626 for the six months ended June 30, 2023 as compared to $274,589 for the six months ended June 30, 2022 for an increase of $7,037, or 2.6%. The increase was primarily driven by a combination of increased sales volume within our commercial vehicle, powersports and military end markets and continued price discipline, partially offset by supply chain challenges impacting some of our customers and softening demand in our construction and small agriculture end markets.

Manufacturing Margin. Manufacturing margins were $32,472 for the six months ended June 30, 2023 as compared to $33,140 for the six months ended June 30, 2022, an decrease of $668, or 2.0%. This decrease was driven by unabsorbed fixed costs associated with new project launches, a one-time field replacement claim, higher employee healthcare expenses and lower scrap income, slightly offset by the above-mentioned volume growth and commercial price actions.

Manufacturing margin percentages were 11.5% for the six months ended June 30, 2023 as compared to 12.1% for the six months ended June 30, 2022, a decrease of 0.6%. The decrease was attributable to the items discussed in the preceding paragraph.

Amortization of Intangibles Assets. Amortization of intangible assets were $3,476 for the six months ended June 30, 2023 and 2022.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit-sharing, bonuses, and deferred compensation expenses were $5,690 for the six months ended June 30, 2023 as compared to $3,755 for the six months ended June 30, 2022, an increase of $1,935, or 51.5%. The increase was primarily due to less deferred compensation expense during the prior year period due to fluctuations within the financial markets, slightly offset by the Company’s 401(k) company match program being higher than the prior year period discretionary 401(k) accrual.

Employee Stock Ownership Plan Expense. Employee stock ownership plan estimated expense was $0 for the six months ended June 30, 2023 as compared to $1,820 for the six months ended June 30, 2022, a decrease of $1,820 as the Company transitioned to a 401(k) company match as of January 1, 2023.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $14,363 for the six months ended June 30, 2023 as compared to $12,121 for the six months ended June 30, 2022, an increase of $2,242 or 18.5%. The increase was predominantly attributable to increasing salaries, wages and benefits, recruiting fees and higher professional fees related to the Company preparing to be Sarbanes-Oxley Act Section 404(b) compliant for 2024 and the transaction costs related to the acquisition of MSA.

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

During the six months ended June 30, 2022, the Company was able to cancel $2,089 of purchase commitments for property, plant and equipment relating to the former fitness customer that had previously been recorded as an impairment of long-lived assets and loss on contracts at December 31, 2021. The cancellation of purchase commitments resulted in the reversal of this amount and the recording of a gain on contracts.

Interest Expense. Interest expense was $3,626 for the six months ended June 30, 2023 as compared to $1,332 for the six months ended June 30, 2022, an increase of $2,294, or 172.2%. The change is due to higher interest rates and average debt levels as compared to the prior year period.

Provision for Income Taxes. Income tax expense was $916 for the six months ended June 30, 2023 as compared to $2,974 for the six months ended June 30, 2022. The decrease of $2,058 is primarily due to higher net income and comprehensive income in the prior year period. Please reference Note 7 – Income Taxes of the Condensed Consolidated Financial Statements for more specifics. As of June 30, 2023, our federal NOL carryforward was $21,210 driven by the pretax losses incurred in prior years. The NOL does not expire and will be used to offset future pretax income. We estimate our long-term effective tax rate to be approximately 27%, based on current tax regulations.

Due to the factors described in the preceding paragraphs, net income, comprehensive income, EBITDA, EBITDA margin, adjusted EBITDA and adjusted EBITDA margin decreased during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Liquidity and Capital Resources

Cash Flows Analysis

	Six Months Ended
	June 30,		Increase (Decrease)
	2023	2022	$ Change	% Change
Net cash provided by (used in) operating activities	$(5,865)	$15,684	(21,549)	(137)%
Net cash used in investing activities	(6,167)	(21,123)	14,956	71%
Net cash provided by financing activities	102,030	5,426	96,604	1,780%
Net change in cash	$89,998	$(13)	$90,011	692,392%

Operating Activities. Cash used by operating activities was $5,865 for the six months ended June 30, 2023, as compared to cash provided by of $15,684 for the six months ended June 30, 2022. Of the $21,549 decrease in operating cash flows, $17,562 is due to a payout of deferred compensation to a retired Company executive. The remaining decrease of $3,987 as compared to the prior year period is largely driven by a decrease in accounts payable, resulting from reduced spend on capital expenditures, partially offset by accounts receivable and inventory decreasing due to strong cash collections and lower raw material pricing, respectively, as compared to the prior year period. Additionally, a decrease in accrued liabilities due to the Company implementing a match program in the 401(k) Plan requiring the employer contribution to be paid concurrently with payroll. In the prior year period, a discretionary employer contribution was accrued throughout the year and paid after the year ended December 31, 2022.

Investing Activities. Cash used in investing activities was $6,167 for the six months ended June 30, 2023, as compared to $21,123 for the six months ended June 30, 2022. The $14,956 decrease in cash used in investing activities was mainly driven by the completion of the capital investment in the Company’s Hazel Park, MI facility, at the end of 2022.

Financing Activities. Cash provided by financing activities was $102,030 for the six months ended June 30, 2023, as compared to $5,426 for the six months ended June 30, 2022. The $96,604 increase was mainly due to the withdrawal of funds used to purchase MSA which was held in escrow as of the end of the current period. Additionally, under our share repurchase program, the Company purchased $1,661 of common stock in the first six months of 2023 as compared to $2,323 of its common stock in the first six months of 2022. The Company’s decision to repurchase additional shares in 2023 will depend on business conditions, free cash flow generation, other cash requirements and stock price. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information regarding share repurchases.

Amended and Restated Credit Agreement

On June 28, 2023, we entered into an amended and restated credit agreement (the Credit Agreement) with certain lenders and Wells Fargo Bank, National Association, the Agent. The Credit Agreement provides for a $250,000 revolving credit facility, with a letter of credit sub-facility, and a swingline facility in an aggregate amount of $25,000. The Credit Agreement also provides for the availability of incremental facilities to the greater of $100,000 and 125% of the Company’s twelve month trailing Consolidated EBITDA through an accordion feature. All amounts borrowed under the credit agreement mature on June 28, 2028.

Borrowings under the Credit Agreement bear interest at a fluctuating SOFR plus an applicable margin based on the current consolidated total leverage ratio (which may be adjusted for certain reserve requirements), plus 1.25% to 2.75% depending on the current Consolidated Total Leverage Ratio (as defined in the Credit Agreement). Under certain circumstances, we may not be able to pay interest based on SOFR. If that happens, we will be required to pay interest at the Base Rate, which is the sum of (a) the higher of (i) the Prime Rate (as publicly announced by the Agent from time to time), (ii) the Federal Funds Rate plus 0.50%, and (iii) Adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%. The Credit Agreement also includes provisions for determining a replacement rate when SOFR is no longer available.

At June 30, 2023, the interest rate on outstanding borrowings under the Revolving Loan was 7.69%. We had availability of $72,057 under the revolving credit facility at June 30, 2023.

We must pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Credit Agreement. We must also pay fees as specified in the Fee Letter (as defined in the Credit Agreement) and with respect to any letters of credit issued under the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness; create, incur, assume or suffer to exist liens; make certain investments; allow our subsidiaries to merge or consolidate with another entity; make certain asset dispositions; pay certain dividends or other distributions to shareholders; enter into transactions with affiliates; enter into sale leaseback transactions; and exceed the limits on annual capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum interest coverage ratio of 3.00 to 1.00. At June 30, 2023, our interest coverage ratio was 5.93 to 1.00. The Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 3.50 to 1.00, although such leverage ratio can be increased in connection with certain acquisitions. As of June 30, 2023, our consolidated total leverage ratio was 1.61 to 1.00.

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

Capital Requirements and Sources of Liquidity

During the six months ended June 30, 2023 and 2022, our cash and cash equivalents were $90,125 and $127, respectively. The increase of $89,998 was primarily due to the withdrawal of funds which are being held in an escrow account to be used for the MSA acquisition that consummated on July 1, 2023.

During the six months ended June 30, 2023 and 2022, our capital expenditures were $6,320 and $26,351, respectively. The decrease of $20,031 was driven by the completion of the capital investment in the Company’s Hazel Park, MI facility at the end of 2022. Capital expenditure expectations for the full year 2023 are expected to be between $15,000 and $20,000.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. At June 30, 2023, we had immediate availability of $72,057 through our revolving credit facility and the availability of incremental facilities to the greater of $100,000 and 125% of the Company’s twelve month trailing Consolidated EBITDA through an accordion feature under our Credit Agreement, subject to the covenants under the Credit Agreement. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital. We will continue to have access to the availability currently provided under the Credit Agreement as long as we remain compliant with the financial covenants. Based on our estimates at this time, we expect to be in compliance with these financial covenants through 2023 and the foreseeable future.

We believe that our operating cash flow and available borrowings under the Credit Agreement are sufficient to fund our operations for 2023 and beyond when taking into consideration the estimated impacts of the current macroeconomic conditions based on the information we have available at this time. However, future cash flows are subject to a number of variables, and additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. In the event we make one or more additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under the Credit Agreement, joint ventures, asset sales, offerings of debt or equity securities or other means. We cannot guarantee that this additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at June 30, 2023:

		Payments Due by Period
	Total	2023 (Remainder)	2024 – 2025	2026 – 2027	Thereafter
Long-term debt principal payment obligations (1)	$177,943	$—	$—	$—	$177,943
Equipment financing agreements (2)	1,217	908	309	—	—
Forecasted interest on debt payment obligations (3)	35,876	5,997	14,154	12,400	3,325
Finance lease obligations (4)	1,028	213	717	98	—
Operating lease obligations (4)	38,294	2,911	10,696	9,530	15,157
Total	$254,358	$10,029	$25,876	$22,028	$196,425
(1)Principal payments under the Company’s Credit Agreement, which expires in 2028.
(2)	Financing agreements entered into to purchase manufacturing equipment. Current and long-term portions are classified in other current liabilities and other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets.
(3)	Forecasted interest on debt obligations are based on the debt balance, interest rate, and unused fee of the Company’s revolving credit facility, and the debt balances and interest rates of the Company’s equipment finance agreements as of June 30, 2023.
(4)	See Note 4 – Leases in the Notes to Condensed Consolidated Financial Statements for additional information.

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

Interest Rate Risk

We are exposed to interest rate risk on certain of our short- and long-term debt obligations used to finance our operations and acquisitions. We have SOFR-based floating rate borrowings under the Credit Agreement, which exposes us to variability in interest payments due to changes in the referenced interest rates.

The amount borrowed under the revolving credit facility under the Credit Agreement was $177.9 million with an interest rate of 7.69% as of June 30, 2023. Please see “Liquidity and Capital Resources – Amended and Restated Credit Agreement” in Part I, Item 2 and Note 3 in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more specifics.

A hypothetical 100-basis-point increase in interest rates would have resulted in an additional $0.6 million of interest expense based on our variable rate debt at June 30, 2023. We do not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect our cash flow.

Commodity Risk

We source a wide variety of materials and components from a network of suppliers. Commodity raw materials, such as steel, aluminum, copper, paint and paint chemicals, and other production costs are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and in many cases utilize contracts with those customers to mitigate the impact of commodity raw material price fluctuations. As of June 30, 2023, we did not have any commodity hedging instruments in place.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to purchases we made of shares of our common stock during the quarter ended June 30, 2023:

			Total Number	Dollar Value of
			of Shares	Shares that
	Total		Purchased as	May Yet Be
	Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs (1)
April 2023	—	$—	—	$18,552,679
May 2023	100,726	$9.93	100,726	$17,552,686
June 2023	—	$—	—	$17,552,686
Total	—		—
(1)	On October 19, 2021, the Board of Directors approved a share repurchase program of up to $25 million of shares through 2023.

Item 5. Other Information

(c) Not applicable.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description

2

Unit Purchase Agreement, dated as of June 19, 2023, among Mayville Engineering Company, Inc. and the shareholders of Mid-States Aluminum Corp. (incorporated by reference to Exhibit 2 to the Current Report on Form

8-K filed on June 21st, 2023).*

10

Amended and Restated Credit Agreement, dated as of June 28, 2023, by and among Mayville Engineering Company, Inc., certain subsidiaries of Mayville Engineering Company, as guarantors, the lenders from time-to-time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for the lenders. (incorporated by reference to Exhibit 10 on the Current Report on Form 8-K filed on June 29, 2023).

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

* The disclosure schedules and similar attachments to this agreement are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedules or attachments to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAYVILLE ENGINEERING COMPANY, INC.

Date: August 2, 2023	By:	/s/ Jagadeesh A. Reddy
Jagadeesh A. Reddy
President & Chief Executive Officer

	By:	/s/ Todd M. Butz
Todd M. Butz
Chief Financial Officer