Form 10-Q
period 2023-09-30
Mayville Engineering Company, Inc.
filed 2023-11-01
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 27, 2023, the registrant had 20,308,356 shares of common stock, no par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$2,305	$127
Receivables, net of allowances for doubtful accounts of $672 at September 30, 2023 and $545 at December 31, 2022	72,069	58,001
Inventories, net	73,311	71,708
Tooling in progress	5,664	7,938
Prepaid expenses and other current assets	4,513	3,529
Total current assets	157,862	141,303
Property, plant and equipment, net	178,014	145,771
Assets held for sale	81	83
Goodwill	92,650	71,535
Intangible assets, net	60,760	43,809
Operating lease assets	32,725	36,073
Other long-term assets	2,705	2,007
Total assets	$524,797	$440,581
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$53,366	$53,735
Current portion of operating lease obligation	5,079	4,857
Accrued liabilities:
Salaries, wages, and payroll taxes	8,601	7,288
Profit sharing and bonus	1,627	6,860
Current portion of deferred compensation	266	18,062
Other current liabilities	12,520	11,646
Total current liabilities	81,459	102,448
Bank revolving credit notes	168,412	72,236
Operating lease obligation, less current maturities	28,550	31,891
Deferred compensation, less current portion	3,495	3,132
Deferred income tax liability	12,773	11,818
Other long-term liabilities	3,066	1,189
Total liabilities	$297,755	$222,714
Commitments and contingencies (see Note 9)
Common shares, no par value, 75,000,000 authorized, 21,851,249 shares issued at September 30, 2023 and 21,645,193 at December 31, 2022	—	—
Additional paid-in-capital	204,664	200,945
Retained earnings	31,891	26,274
Treasury shares at cost, 1,542,893 shares at September 30, 2023 and 1,472,447 at December 31, 2022	(9,513)	(9,352)
Total shareholders’ equity	227,042	217,867
Total	$524,797	$440,581

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except share amounts and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$158,217	$136,276	$439,843	$410,865
Cost of sales	139,197	120,812	388,351	362,782
Amortization of intangible assets	2,173	1,738	5,649	5,214
Profit sharing, bonuses, and deferred compensation	2,346	166	8,037	3,921
Employee stock ownership plan expense (income)	—	(152)	—	1,668
Other selling, general and administrative expenses	8,608	6,533	22,969	18,653
Impairment of long-lived assets and gain on contracts	—	(1,737)	—	(4,346)
Income from operations	5,893	8,916	14,837	22,973
Interest expense	(3,907)	(830)	(7,533)	(2,163)
Loss on extinguishment of debt	—	—	(216)	—
Income before taxes	1,986	8,086	7,088	20,810
Income tax expense	554	1,490	1,471	4,464
Net income and comprehensive income	$1,432	$6,596	$5,617	$16,346

Earnings per share:
Basic	$0.07	$0.32	$0.28	$0.80
Diluted	$0.07	$0.32	$0.27	$0.80

Weighted average shares outstanding:
Basic	20,439,602	20,390,221	20,416,914	20,457,001
Diluted	20,622,864	20,394,386	20,644,915	20,545,983

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,617	$16,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,849	16,342
Amortization	5,649	5,214
Allowance for doubtful accounts	127	(29)
Inventory excess and obsolescence reserve	277	(2)
Stock-based compensation expense	3,755	2,854
Loss (Gain) on disposal of property, plant and equipment	(342)	11
Impairment of long-lived assets and gain on contracts	—	(4,346)
Deferred compensation	(17,433)	(5,368)
Loss on extinguishment of debt	216	—
Non-cash lease expense	3,348	3,006
Other non-cash adjustments	202	259
Changes in operating assets and liabilities:
Accounts receivable	(6,819)	(11,961)
Inventories	7,818	(4,762)
Tooling in progress	2,348	(2,745)
Prepaids and other current assets	(769)	(1,093)
Accounts payable	(4,134)	10,241
Deferred income taxes	1,017	5,491
Operating lease obligations	(3,119)	(2,698)
Accrued liabilities	(3,911)	6,555
Net cash provided by operating activities	13,696	33,315
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(9,814)	(38,808)
Proceeds from sale of property, plant and equipment	753	7,736
Payment for acquisition, net of cash acquired	(88,593)	—
Net cash used in investing activities	(97,654)	(31,072)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	454,587	327,170
Payments on bank revolving credit notes	(358,411)	(323,410)
Repayments of other long-term debt	(5,877)	(825)
Payments of financing costs	(1,206)	—
Purchase of treasury stock	(2,661)	(4,947)
Payments on finance leases	(296)	(237)
Net cash provided by (used in) financing activities	86,136	(2,249)
Net increase (decrease) in cash and cash equivalents	2,178	(6)
Cash and cash equivalents at beginning of period	127	118
Cash and cash equivalents at end of period	$2,305	$112

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,209	$1,761
Cash paid for taxes	$508	$640
Non-cash property, plant & equipment, net	$1,981	$6,085
Non-cash 401(k) contribution of treasury stock	$2,500	$2,507
In conjunction with the acquisition, assets acquired and liabilities assumed were as follows:
Fair value of assets acquired, net of cash acquired	$102,356	$—
Liabilities assumed	(13,763)	—
Cash paid for acquisition, net of cash acquired	$88,593	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2022	$200,945	$(9,352)	$26,274	$217,867
Net income	—	—	2,571	2,571
401(k) plan contribution	—	2,500	—	2,500
Purchase of treasury stock	—	(661)	—	(661)
Stock-based compensation	1,066	—	—	1,066
Balance as of March 31, 2023	$202,011	$(7,513)	$28,845	$223,343
Net income	—	—	1,614	1,614
Purchase of treasury stock	—	(1,000)	—	(1,000)
Stock-based compensation	1,354	—	—	1,354
Stock options exercised	58	—	—	58
Balance as of June 30, 2023	$203,423	$(8,513)	$30,459	$225,369
Net income	—	—	1,432	1,432
Purchase of treasury stock	—	(1,000)	—	(1,000)
Stock-based compensation	1,336	—	—	1,336
Restricted stock units employee tax withholding	(115)	—	—	(115)
Stock options exercised	20	—	—	20
Balance as of September 30, 2023	$204,664	$(9,513)	$31,891	$227,042

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2021	$197,186	$(6,462)	$7,547	$198,271
Net income	—	—	3,822	3,822
401(k) plan contribution	—	2,057	—	2,057
Purchase of treasury stock	—	(2,323)	—	(2,323)
Stock-based compensation	1,257	—	—	1,257
Balance as of March 31, 2022	$198,443	$(6,728)	$11,369	$203,084
Net income	—	—	5,929	5,929
Stock-based compensation	1,456	—	—	1,456
Balance as of June 30, 2022	$199,899	$(6,728)	$17,298	$210,469
Net income	—	—	6,596	6,596
Purchase of treasury stock	—	(2,624)	—	(2,624)
Stock-based compensation	141	—	—	141
Stock options exercised	—	—	—	—
Balance as of September 30, 2022	$200,040	$(9,352)	$23,894	$214,582

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

Business Combinations

The Company accounts for all business combinations in accordance with FASB ASC 805, Business Combinations. In connection with a business combination, the acquiring company must allocate the cost of the acquisition to assets acquired and liabilities assumed based on fair values as of the acquisition date. Any excess or shortage of amounts assigned to assets and liabilities over or under the purchase price is recorded as a gain on bargain purchase or goodwill. Transaction costs associated with acquisitions are expensed as incurred within selling, general and administrative expenses.

Note 2. Acquisition

On July 1, 2023, the Company completed its acquisition of Mid-States Aluminum (MSA). The acquisition was consummated in accordance with terms and conditions of the certain Unit Purchase Agreement, dated as of June 19, 2023, among the Company and shareholders of MSA. The purchase price of the acquisition was $95,945, subject to adjustments for the amount of cash, indebtedness, net working capital and certain expenses of MSA as of the closing. At the closing of the acquisition, the Company applied an estimate of the adjustments and paid total net consideration of $90,002. The Company financed the acquisition by borrowing under its amended and restated credit agreement, as described in Note 4 – Debt in the Notes to the Condensed Consolidated Financial Statements.

Located in Fond du Lac, WI, MSA is an industry leading, vertically-integrated manufacturer of custom aluminum extrusions and fabrications that also offers related services including design, engineering, anodizing and finishing, assembly and packaging. The acquisition enables MEC to secure an attractive entry point within light-weight materials fabrication, while providing significant new cross-selling opportunities with both new and existing customers.

The Company accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations, with MEC being the acquiring entity, and reflects estimates and assumptions deemed appropriate by Company management. Transaction costs related to the acquisition were expensed as incurred within other selling, general and administrative expenses and totaled $499 and $1,398 for the three and nine months ended September 30, 2023, respectively. The net sales and operating income of MSA consolidated into MEC’s financial statements since the date of acquisition were $13,491 and $998, respectively, for both the three months and nine months ended September 30, 2023.

The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values at the acquisition date. The estimate of the excess purchase price over the preliminary estimated fair value of net tangible assets acquired was allocated to identifiable intangible assets and goodwill. The Company engaged an independent third party to assist with the identification and valuation of these intangible assets. Management makes significant estimates and assumptions when determining the fair value of assets acquired and liabilities assumed. These estimates include, but are not limited to, discount rates, projected future net sales, projected future expected cash flows, useful lives, attrition rates, royalty rates and growth rates. These measures are based on significant Level 3 inputs (see Note 13) not observable in the market.

The following table is a summary of the assets acquired, liabilities assumed and net cash consideration paid for MSA during 2023:

	Preliminary	Estimated
	Opening Balance	Useful
	Sheet Allocation	Life
Cash	$324
Accounts receivable, net	7,381
Inventory	9,698
Property, plant and equipment	41,271
Other assets	291
Intangible assets
Developed technology	4,900	7 Years
Customer relationships	17,700	17 Years
Goodwill	21,115	Indefinite
Total assets acquired	102,680
Accounts payable	(2,386)
Accrued expenses	(1,509)
Other liabilities	(1,984)
Debt	(7,884)
Total consideration	$88,917

Inventory was valued at its estimated fair value, which is defined as expected sales price, less costs to sell, plus a reasonable margin for selling effort. The valuation resulted in an inventory fair value step-up of $891 and was fully expensed and reflected in cost of sales on the Condensed Consolidated Statement of Comprehensive Income during the three months ended September 30, 2023.

Property, plant and equipment was valued at its estimated fair value using the cost, market and sales comparison approaches. The valuation resulted in a property, plant and equipment fair value step-up of $21,157. Depreciation on property, plant and equipment is computed on a straight-line basis over the estimated useful life of the respective assets.

The Company also recorded $17,700 of customer relationships intangible assets with an estimated useful life of 17 years and $4,900 of developed technology intangible assets with an estimated useful life of 7 years. The purchase price allocated to these assets was based on management’s forecasted cash inflows and outflows and using a relief from royalty method for developed technologies and the multi-period excess earnings method for customer relationships. Amortization expense related to these intangible assets is recorded on a straight-line basis and reflected in amortization of intangible expenses on the Consolidated Statements of Comprehensive Income.

The purchase price of MSA exceeded the preliminary estimated fair value of identifiable net assets and accordingly, the difference was allocated to goodwill, which is not tax deductible.

The Company believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the purchase price allocations are preliminary as we continue to gather the necessary information to finalize our fair value estimates and provisional amounts. Provisional amounts include items related to working capital adjustments, intangibles, indemnification of assets and liabilities and deferred taxes. The Company finalized the net working capital true-up in conjunction with the fair value estimates for assets acquired, liabilities assumed, identifiable assets and the net income tax provision. During the three months ended September 30, 2023, the Company adjusted the purchase price by ($1,084) related to working capital adjustments. The offsetting adjustment was primarily related to goodwill.

The Company has recorded preliminary estimates for the items noted in the preceding paragraph and will record adjustments, if any, to the preliminary amounts upon finalization of the respective valuations. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the applicable acquisition date.

Pro Forma Financial Information (Unaudited)

In accordance with ASC 805, the following unaudited pro forma combined results of operations have been prepared and presented to give effect to the MSA acquisition as if it had occurred on January 1, 2022, the beginning of the comparable period, applying certain assumptions and pro forma adjustments. These pro forma adjustments primarily relate to the estimated depreciation expense associated with the fair value of the acquired property, plant and equipment, amortization of identifiable intangible assets, interest expense related to additional debt needed to fund the acquisition, and the tax impact of these adjustments. Additionally, the pro forma adjustments include non-recurring expenses related to transaction costs and the sale of stepped-up inventory. The unaudited pro forma consolidated results are provided for illustrative purposes only, are not indicative of the Company’s actual consolidated results of operations or consolidated financial position and do not reflect any revenue and operating synergies or cost savings that may result from the acquisition.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$158,217	$156,683	$470,799	$479,490
Net income	$2,371	$6,874	$4,052	$18,716

Note 3. Select balance sheet data

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

Inventories as of September 30, 2023 and December 31, 2022 consist of:

	September 30,	December 31,
	2023	2022
Finished goods and purchased parts	$32,413	$44,728
Raw materials	29,053	17,003
Work-in-process	11,845	9,977
Total	$73,311	$71,708

The MSA inventory fair value step-up of $891 was fully expensed and included within cost of goods sold in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023.

Property, plant and equipment

Property, plant and equipment as of September 30, 2023 and December 31, 2022 consist of:

	Useful Lives	September 30,	December 31,
	Years	2023	2022
Land	Indefinite	$1,030	$1,030
Land improvements	15-39	5,988	3,169
Building and building improvements	15-39	79,573	59,664
Machinery, equipment and tooling	3-10	294,052	250,110
Vehicles	5	4,659	4,359
Office furniture and fixtures	3-7	21,132	19,585
Construction in progress	N/A	8,003	26,435
Total property, plant and equipment, gross		414,437	364,352
Less accumulated depreciation		236,423	218,581
Total property, plant and equipment, net		$178,014	$145,771

Depreciation expense was $7,434 and $5,367 for the three months ended September 30, 2023 and 2022, respectively, and $19,849 and $16,342 for the nine months ended September 30, 2023 and 2022, respectively.

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

During the three and nine months ended September 30, 2022, the Company was able to cancel $168 and $2,257 respectively, of purchase commitments for property, plant and equipment relating to the former fitness customer that had previously been recorded in the Consolidated Statements of Comprehensive Income as an impairment of long-lived assets and loss on contracts as of December 31, 2021. The cancellation of loss contracts has resulted in the reversal of these amounts from other current liabilities in the Condensed Consolidated Balance Sheets and recorded in the Condensed Consolidated Statements of Comprehensive Income as an impairment of long-lived assets and gain on contracts for the three and nine months ended September 30, 2022.

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

The Company adopted ASC 842 on January 1, 2022, classifying finance leases of $958 and $1,103 in property, plant and equipment on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively. Please refer to Note 5 – Leases for additional information.

Goodwill

The following table sets forth the changes in the carrying amount of goodwill as of September 30, 2023. The carrying value of goodwill was increased by $21,115 during the nine months ended September 30, 2023, related to the acquisition of MSA.

Balance as of December 31, 2022	$71,535
Acquisition	21,115
Balance as of September 30, 2023	$92,650

Intangible Assets

The following is a listing of intangible assets, the useful lives in years (amortization period) and accumulated amortization as of September 30, 2023 and December 31, 2022:

	Useful Lives	September 30,	December 31,
	Years	2023	2022
Amortizable intangible assets:
Customer relationships and contracts	9-17	$96,040	$78,340
Trade name	10	14,780	14,780
Non-compete agreements	5	8,800	8,800
Developed technology	7	4,900	—
Patents	19	24	24
Accumulated amortization		(67,595)	(61,946)
Total amortizable intangible assets, net		56,949	39,998
Non-amortizable brand name		3,811	3,811
Total intangible assets, net		$60,760	$43,809

Non-amortizable brand name is tested annually during the fourth quarter for impairment, or more frequently if triggering events occur indicating there may be impairment.

Changes in intangible assets between December 31, 2022 and September 30, 2023 consist of:

Balance as of December 31, 2022	$43,809
Amortization expense	(5,649)
Acquisition (see Note 2)	22,600
Balance as of September 30, 2023	$60,760

Amortization expense was $2,173 and $1,738 for the three months ended September 30, 2023 and 2022, respectively, and $5,649 and $5,214 for the nine months ended September 30, 2023 and 2022, respectively.

Future amortization expense is expected to be as followed:

Year ending December 31,
2023 (remainder)	$2,087
2024	$6,933
2025	$6,933
2026	$6,933
2027	$6,933
Thereafter	$27,130

Note 4. Debt

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

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness; create, incur, assume or suffer to exist liens; make certain investments; allow our subsidiaries to merge or consolidate with another entity; make certain asset dispositions; pay certain dividends or other distributions to shareholders; enter into transactions with affiliates; enter into sale leaseback transactions; and exceed the limits on annual capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum consolidated interest coverage ratio of 3.00 to 1.00 as well as a consolidated total leverage ratio not to exceed 4.00 to 1.00 (which was increased as of July 1, 2023 from 3.50 to 1.00 in connection with the acquisition of MSA).

The Company incurred deferred financing costs of $1,248 associated with executing the Credit Agreement, which has been recorded as an other long-term asset in the Condensed Consolidated Balance Sheets and will be amortized over the duration of the agreement.

At September 30, 2023 our consolidated interest coverage ratio was 6.11 to 1.00 as compared to a covenant minimum of 3.00 to 1.00 under the Credit Agreement.

At September 30, 2023, our consolidated total leverage ratio was 2.46 as compared to a covenant maximum of 4.00 to 1.00 under the Credit Agreement.

Under the Credit Agreement, interest is payable quarterly at the adjusted secured overnight financing rate (SOFR) plus an applicable margin based on the current consolidated total leverage ratio. The interest rate was 7.92% and 5.69% as of September 30, 2023 and December 31, 2022, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.30% and 0.25% as of September 30, 2023 and December 31, 2022, respectively.

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

The Company was in compliance with all financial covenants of its credit agreements as of September 30, 2023 and December 31, 2022. The amount borrowed on the revolving credit notes was $168,412 and $72,236 as of September 30, 2023 and December 31, 2022, respectively.

Other Debt

With the consummation of the MSA acquisition, the Company assumed a Small Business Administration (SBA) loan and a Fond du Lac County and Fond du Lac Economic Development Corporation term note (Fond du Lac Term Note) in the amounts of $5,009 and $2,875, respectively. The SBA loan is secured by specific equipment, payable in monthly installments of $27, including interest at 1.17% and due in full in September 2045. Due to the nature of the SBA loan, the Company did not meet the necessary criteria to qualify for this type of loan, so the Company paid off the full loan amount of $5,009 during the current period. The Fond du Lac Term Note is secured by a security agreement, payable in annual installments of $500 plus interest at 2.00% and is due in full in December 2028. The short-term and long-term balance of $500 and $2,375, respectively, are recorded in other current liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets.

Note 5. Leases

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

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Finance lease cost:
Amortization of finance lease assets	$122	$79	$310	$236
Interest on finance lease liabilities	14	10	35	32
Total finance lease expense	136	89	345	268
Operating lease expense	1,310	1,512	3,917	4,546
Short-term lease expense	169	198	439	516
Variable lease expense	22	62	139	170
Sublease income (1)	(513)	(507)	(1,548)	(653)
Total lease expense	$1,124	$1,354	$3,292	$4,847
(1)	The Company subleased a portion of its Hazel Park, MI facility starting in June 2022.

Lease related supplemental cash flow information:

	Nine Months Ended
	September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities for finance leases:
Operating cash flows	$35	$32
Financing cash flows	$296	$237

Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$4,348	$4,247

Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	$455	$1,239
Finance leases	$2	$—

Note 6. Employee stock ownership plan

Under the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (the ESOP), the Company can make annual discretionary contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company subject to the Board of Directors’ approval. For the three months ended September 30, 2023 and 2022, the Company’s estimated ESOP (income) expense was $0 and ($152), respectively. For the nine months ended September 30, 2023 and 2022 the Company’s estimated ESOP expense was $0 and $1,668, respectively.

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

As of September 30, 2023 and December 31, 2022, the ESOP shares consisted of 4,062,583 and 5,684,879 in allocated shares, respectively.

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

As of January 1, 2023, the Company implemented an employer match program to the 401(k) Plan. The Company now provides a 50% match for employee contributions, up to 6%. For the three and nine months ended September 30, 2023, the Company’s employer match expense was $933 and $2,577, respectively. Additionally, the 401(k) Plan provides for employer discretionary profit-sharing contributions and the Board of Directors may authorize discretionary profit-sharing contributions (which are usually approved at the end of each calendar year). For the three months ended September 30, 2023 and 2022, the Company’s estimated discretionary profit-sharing expense (credit) was $0 and ($123), respectively. For the nine months ended September 30, 2023 and 2022, the Company’s estimated discretionary profit-sharing expense was $0 and $1,351, respectively.

Note 8. Income taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company will refine its estimate based on facts and circumstances by each tax jurisdiction.

Income tax expense was $554 and $1,471, and the effective tax rate (ETR) was 27.94% and 20.76% for the three and nine months ended September 30, 2023, respectively. Our ETR is different from the expected tax rate due to state taxes, non-deductible items, research and development credits and benefit from excess tax deductions related to share based compensation items.

For the three and nine months ended September 30, 2022, income tax expense was estimated at $1,490 and $4,464 the ETR was 18.43% and 21.45%, respectively.

Uncertain Tax Positions

Based on the Company’s evaluation, it has been concluded that there is one tax position related to the research and development tax credit requiring recognition in the Company’s financial statements as of September 30, 2023. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next 12 months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. No amounts have been recorded as tax expense for interest and penalties for the three and nine months ended September 30, 2023, as the amount for the utilized portion for the research and development credit on the Wisconsin return is considered to be immaterial. At September 30, 2023 and December 31, 2022, a total of $652 and $384, respectively, of unrecognized tax benefits would, if recognized, impact the Company’s ETR.

The Company files income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. Federal tax returns for tax years beginning January 1, 2019, and state tax returns beginning January 1, 2018, are open for examination.

Note 9. Contingencies

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

Note 10. Deferred compensation

The Mayville Engineering Company Deferred Compensation Plan is available for certain employees designated to be eligible to participate by the Company and approved by the Board of Directors. Eligible employees may elect to defer a portion of their compensation for any plan year and the deferral cannot exceed 50% of the participant’s base salary and may include the participant’s annual short-term cash incentive up to 100%. The participant’s election must be made prior to the first day of the plan year.

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

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the three and nine months ended September 30, 2023, eligible employees elected to defer compensation of $94 and $410, respectively. Eligible employees elected to defer compensation of $39 for the three and nine months ended September 30, 2022. As of September 30, 2023 and December 31, 2022, the short-term portion accrued for all benefit years less than 12 months under this plan was $266 and $18,062, respectively. As of September 30, 2023 and December 31, 2022, the long-term portion accrued for all benefit years greater than 12 months under this plan was $3,495 and $3,132. These amounts include the initial deferral of compensation and were adjusted for changes in the value of investment options chosen by the participants. Total credit for the deferred compensation plan for the three months ended September 30, 2023 and 2022 was $52 and $771, respectively. Total expense (credit) for the deferred compensation plan for the nine months ended September 30, 2023 and 2022 was $677 and ($4,360), respectively. These expenses (credits) are included in profit-sharing, bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income. Additionally, the Company made cash distributions of $18,520 and $1,048 for the nine months ended September 30, 2023 and 2022, respectively.

Note 11. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees, and estimated unpaid claims.

Since March 31, 2020, the Company has an aggregate stop loss limit to mitigate risk. Expenses related to this were $5,741 and $3,976 for the three months ended September 30, 2023 and 2022, respectively, and $15,508 and $12,124 for the nine months ended September 30, 2023 and 2022, respectively. An estimated accrued liability of $1,522 and $900 was recorded as of September 30, 2023 and December 31, 2022, respectively, for estimated unpaid claims and is included within other current liabilities on the Condensed Consolidated Balance Sheets.

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

Note 13. Fair value of financial instruments

Fair value provides information on what the Company may realize if certain assets were sold or might pay to transfer certain liabilities based upon an exit price. Financial assets and liabilities that are measured and reported at fair value are classified into a three-level hierarchy that prioritizes the inputs used in the valuation process. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The hierarchy is based on the observability and objectivity of the pricing inputs as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data. Long-term debt is classified as a Level 2 fair value input.
●	Level 3 – Prices or valuation techniques that require significant unobservable data inputs. These inputs would normally be the Company’s own data and judgements about assumptions that market participants would use in pricing the asset or liability.

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

	Balance at	Fair Value Measurements at
	September 30,	Report Date Using
	2023	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$3,761	$3,761	$—	$—
Total	$3,761	$3,761	$—	$—

	Balance at	Fair Value Measurements at
	December 31,	Report Date Using
	2022	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$21,194	$21,194	$—	$—
Total	$21,194	$21,194	$—	$—

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

A reconciliation of basic and diluted net income per share attributable to the Company were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income attributable to MEC	$1,432	$6,596	$5,617	$16,346
Average shares outstanding	20,439,602	20,390,221	20,416,914	20,457,001
Basic income per share	$0.07	$0.32	$0.28	$0.80

Average shares outstanding	20,439,602	20,390,221	20,416,914	20,457,001
Effect of dilutive share-based compensation	183,262	4,165	228,001	88,982
Total potential shares outstanding	20,622,864	20,394,386	20,644,915	20,545,983
Diluted income per share	$0.07	$0.32	$0.27	$0.80

There were no options in the money that were excluded in the computation of diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 because they would have had an anti-dilutive impact on earnings per share.

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

The Company’s contracts with customers are short-term in nature; therefore, revenue is typically recognized, billed and collected within a 12-month period. The following table reflects the changes in our contract assets and liabilities during the nine months ended September 30, 2023:

	Contract	Contract
	Assets	Liabilities
As of December 31, 2022	$7,938	$6,141
Net activity	(2,274)	(1,075)
As of September 30, 2023	$5,664	$5,066

Disaggregated Revenue

The following tables represent a disaggregation of revenue by product category and end market:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Product Category	2023	2022	2023	2022
Outdoor sports	$2,155	$2,369	$6,839	$7,418
Fabrication	89,372	81,742	260,545	247,014
Performance structures	41,541	29,328	95,063	86,484
Tube	19,096	17,916	58,916	55,713
Tank	11,660	9,761	33,849	27,225
Total	163,824	141,116	455,212	423,854
Intercompany sales elimination	(5,607)	(4,840)	(15,369)	(12,989)
Total, net sales	$158,217	$136,276	$439,843	$410,865

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
End Market	2023	2022	2023	2022
Commercial vehicle	$57,264	$53,714	$172,494	$159,710
Construction & access	26,296	26,918	79,326	86,049
Powersports	25,143	23,344	73,236	68,298
Agriculture	15,029	14,373	42,924	44,989
Military	10,960	6,436	28,439	16,970
Other	23,525	11,490	43,424	34,850
Total, net sales	$158,217	$136,276	$439,843	$410,865

Note 16. Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales or net trade receivables:

	Net Sales		Net Sales		Accounts Receivable
	Three Months Ended		Nine Months Ended		As of	As of
	September 30,		September 30,		September 30,	December 31,
	2023	2022	2023	2022	2023	2022
Customer
A	14.3%	15.8%	15.1%	15.9%	11.3%	<10%
B	13.4%	16.5%	14.8%	17.7%	12.9%	11.0%
C	10.1%	11.8%	11.2%	11.6%	<10%	<10%
D	<10%	<10%	<10%	<10%	10.5%	12.6%

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

Stock awards were granted on September 18, 2023, June 26, 2023, April 18, 2023, March 13, 2023, February 28, 2023, January 25, 2023, July 19, 2022, April 19, 2022 and February 28, 2022.

During the nine months ended September 30, 2023, 254,169 units vested. For the same period, 195,264 options vested with a weighted average strike price of $11.67. During the nine months ended September 30, 2022, 271,992 units vested. For the same period, 512,927 options vested with a strike price of $9.18.

As of September 30, 2023, 1,299,713 options remained outstanding with a weighted average strike price of $10.51 and a weighted average contractual life of 6.71 years remaining.

The Company’s stock-based compensation expense by award type is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Unit awards	$856	$247	$2,445	$1,873
Option awards	480	(106)	1,311	982
Stock based compensation expense, net of tax	$1,336	$141	$3,756	$2,855

A roll-forward of unrecognized stock-based compensation expense is displayed in the table below. Unrecognized stock-based compensation expense as of September 30, 2023 will be expensed over the remaining requisite service period from which individual award values relate, up to July 19, 2025.

	Units	Options	Total
Balance as of December 31, 2022	$1,739	$1,050	$2,789
Grants	3,560	2,585	6,145
Forfeitures	(211)	(83)	(294)
Expense	(715)	(351)	(1,066)
Balance as of March 31, 2023	$4,373	$3,201	$7,574
Grants	785	—	785
Forfeitures	(48)	—	(48)
Expense	(874)	(480)	(1,354)
Balance as of June 30, 2023	$4,236	$2,721	$6,957
Grants	20	—	20
Forfeitures	(50)	—	(50)
Expense	(856)	(480)	(1,336)
Balance as of September 30, 2023	$3,350	$2,241	$5,591

Note 18. Common Equity

At September 30, 2023 the authorized stock of the Company consisted of 75,000,000 shares of common stock without par value.

Changes in outstanding common shares are summarized as follows:

Shares
Outstanding
Shares as of December 31, 2021	20,335,934
Treasury stock purchases	(559,945)
Common stock issued (including share-based compensation impact)	396,757
Balance as of September 30, 2022	20,172,746

Shares
Outstanding
Balance as of December 31, 2022	20,172,746
Treasury stock purchases	(184,964)
Common stock issued (including share-based compensation impact)	320,574
Balance as of September 30, 2023	20,308,356

Note 19. Subsequent events

The Company has evaluated subsequent events since September 30, 2023, the date of these financial statements. There were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements.

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

Adjusted EBITDA represents EBITDA before CEO transition costs, stock-based compensation expense, MSA acquisition related costs, loss on extinguishment of debt, field replacement claim, Hazel Park transition and legal costs due to the former fitness customer, costs recognized on step-up of MSA acquired inventory and impairment charges on long-lived assets and inventory and gain on contracts specifically purchased to meet obligations under the agreement with our former fitness customer. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin as management uses these measures as key performance indicators, and we believe they are measures frequently used by securities analysts, investors and other parties to evaluate companies in our industry. These measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income and comprehensive income	$1,432	$6,596	$5,617	$16,346
Interest expense	3,907	830	7,533	2,163
Provision for income taxes	554	1,490	1,471	4,464
Depreciation and amortization	9,608	7,105	25,498	21,556
EBITDA	15,501	16,021	40,119	44,529
CEO transition costs (1)	—	861	—	1,512
Loss on extinguishment of debt (2)	—	—	216	—
MSA acquisition related costs (3)	499	—	1,398	—
Stock-based compensation expense (4)	1,336	141	3,756	2,855
Field replacement claim (5)	—	—	490	—
Hazel Park transition and legal costs due to former fitness customer (6)	984	862	1,479	4,678
Costs recognized on step-up of MSA acquired inventory (7)	891	—	891	—
Impairment of long-lived assets and gain on contracts (8)	—	(1,737)	—	(4,346)
Adjusted EBITDA	$19,211	$16,148	$48,349	$49,228
Net sales	$158,217	$136,276	$439,843	$410,865
EBITDA Margin	9.8%	11.8%	9.1%	10.8%
Adjusted EBITDA Margin	12.1%	11.8%	11.0%	12.0%
(1)	Costs, primarily professional services and legal fees, associated with the retirement and replacement of the former CEO.

(2)	Unamortized debt issue costs written off from the prior five-year credit agreement attributable to lenders that are no longer included in the amended and restated credit agreement or decreased their capacity in the amended and restated credit agreement.
(3)	Transaction costs, primarily legal and professional services, related to the acquisition of MSA.
(4)	Non-cash employee compensation based on the value of common stock issued pursuant to the 2019 Omnibus Incentive Plan.
(5)	Represents a one-time charge related to a COVID related sourcing issue that caused the company to change suppliers and ultimately lead to a product being produced outside of customer specifications. These costs are not expected to be incurred on an ongoing basis and therefore are not indicative of ongoing operations.
(6)	Costs incurred to re-purpose the Hazel Park facility from products for the former fitness customer use to general use for the time period through July 31, 2022, and legal costs associated with the enforcement of the Company’s supply contract with the former fitness customer.
(7)	Expense associated with the recognized fair value step-up of inventory in correlation with the MSA acquisition. See Note – 2 for additional detail.
(8)	Gain on the sale of fixed assets that were previously impaired as a result of the change in forecast of our former fitness customer.

Consolidated Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Three Months Ended September 30,
	2023		2022		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$158,217	100.0%	$136,276	100.0%	$21,941	16.1%
Cost of sales	139,197	88.0%	120,812	88.7%	18,385	15.2%
Manufacturing margins	19,020	12.0%	15,464	11.3%	3,556	23.0%
Amortization of intangible assets	2,173	1.4%	1,738	1.3%	435	25.0%
Profit sharing, bonuses and deferred compensation	2,346	1.5%	166	0.1%	2,180	1,313.3%
Employee stock ownership plan income	—	—%	(152)	(0.1)%	152	N/A
Other selling, general and administrative expenses	8,608	5.4%	6,533	4.8%	2,075	31.8%
Impairment of long-lived assets and gain on contracts	—	—%	(1,737)	(1.3)%	1,737	N/A
Income from operations	5,893	3.7%	8,916	6.5%	(3,023)	(33.9)%
Interest expense	(3,907)	2.5%	(830)	0.6%	3,077	370.7%
Provision for income taxes	554	0.4%	1,490	1.1%	(936)	(62.8)%
Net income and comprehensive income	$1,432	0.9%	$6,596	4.8%	$(5,164)	(78.3)%
EBITDA	$15,501	9.8%	$16,021	11.8%	$(520)	(3.2)%
Adjusted EBITDA	$19,211	12.1%	$16,148	11.8%	$3,063	19.0%

Net Sales. Net sales were $158,217 for the three months ended September 30, 2023 as compared to $136,276 for the three months ended September 30, 2022, an increase of $21,941, or 16.1%. This increase was primarily driven by the recent acquisition of MSA and increased organic sales volumes within our commercial vehicle, powersports and military end markets, partially offset by softening demand in our construction and agriculture end markets.

Manufacturing Margins. Manufacturing margins were $19,020 for the three months ended September 30, 2023 as compared to $15,464 for the three months ended September 30, 2022, an increase of $3,556, or 23.0%. The increase was primarily driven by the increased organic volumes and MSA acquisition, partially offset by unabsorbed fixed costs associated with new project launches and the non-recurring inventory step-up expense associated with the MSA acquisition.

Manufacturing margin percentages were 12.0% for the three months ended September 30, 2023, as compared to 11.3% for the three months ended September 30, 2022, an increase of 0.7%. The increase was attributable to the items discussed in the preceding paragraph.

Amortization of Intangibles Assets. Amortization of intangible assets were $2,173 for the three months ended September 30, 2023 as compared to $1,738 for the three months ended September 30, 2022, an increase of $435, or 25%. The increase was solely due to the amortization expense associated with the identifiable intangible assets from the MSA acquisition. Refer to Note 2 – Acquisitions for additional information related to these identifiable intangible assets.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit-sharing, bonuses, and deferred compensation expenses were $2,346 for the three months ended September 30, 2023 as compared to $166 for the three months ended September 30, 2022, an increase of $2,180, or 1313.3%. The increase was primarily due to lower deferred compensation credit during the current year period related to fluctuations within the financial markets and less stock-based compensation expense in the prior year period due to forfeitures of unvested awards.

Employee Stock Ownership Plan Income. Employee stock ownership plan estimated income was $0 for the three months ended September 30, 2023 as compared to $152 for the three months ended September 30, 2022, a decrease of $152 as the Company transitioned to a 401(k) company match beginning January 1, 2023.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $8,608 for the three months ended September 30, 2023 as compared to $6,533 for the three months ended September 30, 2022, an increase of $2,075, or 31.8%. The increase was predominantly attributable to transaction costs associated with the MSA acquisition, increased legal costs associated with litigation against the former fitness customer and increased salaries, wages and benefits.

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

Interest Expense. Interest expense was $3,907 for the three months ended September 30, 2023 as compared to $830 for the three months ended September 30, 2022, an increase of $3,077, or 370.7%. The change is due to higher interest rates and an increase in borrowings. The increase in borrowings relative to the prior year period is due to the acquisition of MSA, which closed on July 1, 2023.

Provision for Income Taxes. Income tax expense was $554 for the three months ended September 30, 2023 as compared to $1,490 for the three months ended September 30, 2022. The decrease of $936 is primarily due to higher net income and comprehensive income in the prior year period. Please reference Note 8 – Income Taxes of the Condensed Consolidated Financial Statements for further details.

Due to the factors described in the preceding paragraphs, net income, comprehensive income, EBITDA and EBITDA Margin decreased, while Adjusted EBITDA and Adjusted EBITDA Margin increased during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
	2023		2022		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$439,843	100.0%	$410,865	100.0%	$28,978	7.1%
Cost of sales	388,351	88.3%	362,782	88.3%	25,569	7.0%
Manufacturing margins	51,492	11.7%	48,083	11.7%	3,409	7.1%
Amortization of intangible assets	5,649	1.3%	5,214	1.3%	435	8.3%
Profit sharing, bonuses and deferred compensation	8,037	1.8%	3,921	1.0%	4,116	105.0%
Employee stock ownership plan expense	—	—%	1,668	0.4%	(1,668)	N/A
Other selling, general and administrative expenses	22,969	5.2%	18,653	4.5%	4,316	23.1%
Impairment of long-lived assets and gain on contracts	—	—%	(4,346)	(1.1)%	4,346	N/A
Income from operations	14,837	3.4%	22,973	5.6%	(8,136)	35.4%
Interest expense	(7,533)	1.7%	(2,163)	0.5%	5,370	248.3%
Loss on extinguishment of debt	(216)	0.1%	—	—%	216	N/A
Provision for income taxes	1,471	0.3%	4,464	1.1%	(2,993)	(67.0)%
Net income and comprehensive income	$5,617	1.3%	$16,346	4.0%	$(10,729)	65.6%
EBITDA	$40,119	9.1%	$44,529	10.8%	$(4,410)	(9.9)%
Adjusted EBITDA	$48,349	11.0%	$49,228	12.0%	$(879)	(1.8)%

Net Sales. Net sales were $439,843 for the nine months ended September 30, 2023 as compared to $410,865 for the nine months ended September 30, 2022 for an increase of $28,978, or 7.1%. This increase was primarily driven by the recent acquisition of MSA, increased organic sales volumes within our commercial vehicle, powersports and military end markets and continued price discipline, partially offset by supply chain challenges affecting some of our customers, lower material price pass-throughs to customers and softening demand in our construction and agriculture end markets.

Manufacturing Margin. Manufacturing margins were $51,492 for the nine months ended September 30, 2023 as compared to $48,083 for the nine months ended September 30, 2022, an increase of $3,409, or 7.1%. This increase was mainly driven by the above-mentioned organic volume growth and MSA acquisition, along with commercial price actions. These items were partially negated by unabsorbed fixed costs associated with new project launches, a one-time field replacement claim, higher employee healthcare expenses and the non-recurring inventory step-up expense associated with the MSA acquisition.

Manufacturing margin percentages were 11.7% for both the nine months ended September 30, 2023 and September 30, 2022 attributable to the items discussed in the preceding paragraph.

Amortization of Intangibles Assets. Amortization of intangible assets were $5,649 for the nine months ended September 30, 2023 as compared to $5,214 for the nine months ended September 30, 2022, an increase of $435 or 8.3%. This increase was solely due to the amortization expense associated with the identifiable intangible assets from the MSA acquisition. Refer to Note 2 – Acquisitions for additional information related to these identifiable intangible assets.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit-sharing, bonuses, and deferred compensation expenses were $8,037 for the nine months ended September 30, 2023 as compared to $3,921 for the nine months ended September 30, 2022, an increase of $4,116, or 105%. The increase was primarily due to deferred compensation expense during the current year period versus a credit during the prior year period due to fluctuations within the financial markets, the Company’s 401(k) company match program being higher than the prior year period discretionary 401(k) accrual and less stock-based compensation expense in the prior year period due to forfeitures of unvested awards.

Employee Stock Ownership Plan Expense. Employee stock ownership plan estimated expense was $0 for the nine months ended September 30, 2023 as compared to $1,668 for the nine months ended September 30, 2022, a decrease of $1,668 as the Company transitioned to a 401(k) company match as of January 1, 2023.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $22,969 for the nine months ended September 30, 2023 as compared to $18,653 for the nine months ended September 30, 2022, an increase of $4,316 or 23.1%. The increase was predominantly attributable to increasing salaries, wages and benefits, recruiting fees and higher professional fees related to the Company preparing to be Sarbanes-Oxley Act Section 404(b) compliant for 2024 and the transaction costs related to the acquisition of MSA, partially offset by CEO transition costs incurred during the prior year period.

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

During the nine months ended September 30, 2022, the Company was able to cancel $2,257 of purchase commitments for property, plant and equipment relating to the former fitness customer that had previously been recorded as an impairment of long-lived assets and loss on contracts at December 31, 2021. The cancellation of purchase commitments resulted in the reversal of this amount and the recording of a gain on contracts. Additionally, the Company was able to sell property, plant and equipment resulting in a gain of $2,089 relating to the former fitness customer that had been previously recorded as an impairment of long-lived assets and written down to fair value at December 31, 2021.

Interest Expense. Interest expense was $7,533 for the nine months ended September 30, 2023 as compared to $2,163 for the nine months ended September 30, 2022, an increase of $5,370, or 248.3%. The change is due to higher interest rates and average debt levels as compared to the prior year period. The increase in debt levels is due to the acquisition of MSA, which closed on July 1, 2023.

Provision for Income Taxes. Income tax expense was $1,471 for the nine months ended September 30, 2023 as compared to $4,464 for the nine months ended September 30, 2022. The decrease of $2,993 is primarily due to higher net income and comprehensive income in the prior year period. Please reference Note 8 – Income Taxes of the Condensed Consolidated Financial Statements for more specifics. As of September 30, 2023, our federal net operating loss (NOL) carryforward was $21,210 driven by the pretax losses incurred in prior years. The NOL does not expire and will be used to offset future pretax income. We estimate our long-term effective tax rate to be approximately 27%, based on current tax regulations.

Due to the factors described in the preceding paragraphs, net income, comprehensive income, EBITDA, EBITDA margin, Adjusted EBITDA and Adjusted EBITDA margin decreased during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Liquidity and Capital Resources

Cash Flows Analysis

	Nine Months Ended
	September 30,		Increase (Decrease)
	2023	2022	$ Change	% Change
Net cash provided by operating activities	$13,696	$33,315	(19,619)	(59)%
Net cash used in investing activities	(97,654)	(31,072)	(66,582)	(214)%
Net cash provided by (used in) financing activities	86,136	(2,249)	88,385	3,930%
Net change in cash	$2,178	$(6)	$2,184	36,400%

Operating Activities. Cash provided by operating activities was $13,696 for the nine months ended September 30, 2023, as compared to $33,315 for the nine months ended September 30, 2022. Of the $19,619 decrease in operating cash flows, $17,562 is due to a payout of deferred compensation to a retired Company executive. The remaining decrease of $2,057 as compared to the prior year period is largely driven by a decrease in accounts payable resulting from reduced capital expenditures, partially offset by inventory decreasing due to the Company’s ongoing initiatives to implement lean inventory management processes. Additionally, a decrease in accrued liabilities due to the Company implementing a match program in the 401(k) Plan requiring the employer contribution to be paid concurrently with payroll. In the prior year period, a discretionary employer contribution was accrued throughout the year and paid after the year ended December 31, 2022.

Investing Activities. Cash used in investing activities was $97,654 for the nine months ended September 30, 2023, as compared to $31,072 for the nine months ended September 30, 2022. The $66,582 increase in cash used in investing activities was mainly driven by the acquisition of MSA, which was completed on July 1, 2023, slightly offset by less capital investments in the current year period due to the completion of the capital investment in the Company’s Hazel Park, MI facility at the end of 2022.

Financing Activities. Cash provided by financing activities was $86,136 for the nine months ended September 30, 2023, as compared to cash used of $2,249 for the nine months ended September 30, 2022. The $88,385 increase was mainly due to the use of funds to purchase MSA. Additionally, in conjunction with the acquisition of MSA, the Company assumed a Small Business Administration loan in the amount of $5,009 and paid off the full loan amount as the Company did not meet the required criteria to qualify for this type of loan. Under our share repurchase program, the Company purchased $2,661 of common stock in the first nine months of 2023 as compared to $4,947 of its common stock in the first nine months of 2022. The Company’s decision to repurchase additional shares in 2023 will depend on business conditions, free cash flow generation, other cash requirements and stock price. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information regarding share repurchases.

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

At September 30, 2023, the interest rate on outstanding borrowings under the Revolving Loan was 7.92%. We had availability of $81,588 under the revolving credit facility at September 30, 2023.

We must pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Credit Agreement. We must also pay fees as specified in the Fee Letter (as defined in the Credit Agreement) and with respect to any letters of credit issued under the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness; create, incur, assume or suffer to exist liens; make certain investments; allow our subsidiaries to merge or consolidate with another entity; make certain asset dispositions; pay certain dividends or other distributions to shareholders; enter into transactions with affiliates; enter into sale leaseback transactions; and exceed the limits on annual capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum interest coverage ratio of 3.00 to 1.00. At September 30, 2023, our interest coverage ratio was 6.11 to 1.00. The Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 4.00 to 1.00

(which was increased as of July 1, 2023 from 3.50 to 1.00 in connection with the acquisition of MSA). As of September 30, 2023, our consolidated total leverage ratio was 2.46 to 1.00.

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

Other Debt

With the consummation of the MSA acquisition, the Company assumed a Fond du Lac County and Fond du Lac Economic Development Corporation term note (Fond du Lac Term Note) in the amount of $2,875. The Fond du Lac Term Note is secured by a security agreement, payable in annual installments of $500 plus interest at 2.00% and is due in full in December 2028. The short-term and long-term balance of $500 and $2,375, respectively, are recorded in other current liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets.

Capital Requirements and Sources of Liquidity

During the nine months ended September 30, 2023 and 2022, our capital expenditures were $9,814 and $38,808, respectively. The decrease of $28,994 was driven by the completion of the capital investment in the Company’s Hazel Park, MI facility at the end of 2022. Capital expenditure expectations for the full year 2023 are expected to be between $15,000 and $20,000.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. At September 30, 2023, we had immediate availability of $81,588 through our revolving credit facility and the availability of incremental facilities to the greater of $100,000 and 125% of the Company’s twelve month trailing Consolidated EBITDA through an accordion feature under our Credit Agreement, subject to the covenants under the Credit Agreement. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital. We will continue to have access to the availability currently provided under the Credit Agreement as long as we remain compliant with the financial covenants. Based on our estimates at this time, we expect to be in compliance with these financial covenants through 2023 and the foreseeable future.

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

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at September 30, 2023:

		Payments Due by Period
	Total	2023 (Remainder)	2024 – 2025	2026 – 2027	Thereafter
Long-term debt principal payment obligations (1)	$171,287	$500	$1,000	$1,000	$168,787
Equipment financing agreements (2)	602	602	—	—	—
Forecasted interest on debt payment obligations (3)	33,056	3,039	14,239	12,428	3,350
Finance lease obligations (4)	1,079	117	802	160	—
Operating lease obligations (4)	36,955	1,476	10,766	9,556	15,157
Total	$242,979	$5,734	$26,807	$23,144	$187,294
(1)	Principal payments under the Company’s Credit Agreement, which expires in 2028 and the Fond du Lac Term Note, which is due in full in December 2028.
(2)	Financing agreements entered into to purchase manufacturing equipment. Current and long-term portions are classified in other current liabilities and other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets.
(3)	Forecasted interest on debt obligations are based on the debt balance, interest rate, and unused fee of the Company’s revolving credit facility, debt balance and interest rate of the Company’s Fond due Lac Term Note and the debt balances and interest rates of the Company’s equipment finance agreements as of September 30, 2023.
(4)	See Note 5 – Leases in the Notes to Condensed Consolidated Financial Statements for additional information.

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

The amount borrowed under the revolving credit facility under the Credit Agreement was $168.4 million with an interest rate of 7.92% as of September 30, 2023. Please see “Liquidity and Capital Resources – Amended and Restated Credit Agreement” in Part I, Item 2 and Note 4 in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more specifics.

A hypothetical 100-basis-point increase in interest rates would have resulted in an additional $0.9 million of interest expense based on our variable rate debt at September 30, 2023. We do not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect our cash flow.

Commodity Risk

We source a wide variety of materials and components from a network of suppliers. Commodity raw materials, such as steel, aluminum, copper, paint and paint chemicals, and other production costs are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and in many cases utilize contracts with those customers to mitigate the impact of commodity raw material price fluctuations. As of

September 30, 2023, we did not have any commodity hedging instruments in place.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation and subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. Also see Note 9 – Contingencies in the Notes to the Consolidated Financial Statements for additional information.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 1, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to purchases we made of shares of our common stock during the quarter ended September 30, 2023:

			Total Number	Dollar Value of
			of Shares	Shares that
	Total		Purchased as	May Yet Be
	Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs (1)
July 2023	—	$—	—	$17,552,686
August 2023	84,238	$11.87	84,238	$16,552,689
September 2023	—	$—	—	$16,552,689
Total	84,238		84,238
(1)	On October 19, 2021, the Board of Directors approved a share repurchase program of up to $25 million of shares through 2023. On October 26, 2023, the Board of Directors approved a new share repurchase program of up to $25 million of shares through 2026. The new share repurchase program replaced the prior program.

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

MAYVILLE ENGINEERING COMPANY, INC.

Date: November 1, 2023	By:	/s/ Jagadeesh A. Reddy
Jagadeesh A. Reddy
President & Chief Executive Officer

	By:	/s/ Todd M. Butz
Todd M. Butz
Chief Financial Officer