Form 10-K
period 2023-12-31
Mayville Engineering Company, Inc.
filed 2024-03-06
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38894

Mayville Engineering Company, Inc.

(Exact name of Registrant as specified in its Charter)

Wisconsin	39-0944729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 S. 84th Street, Suite 300 Milwaukee, Wisconsin	53214
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 381-2860

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	MEC	New York Stock Exchange

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on June 30, 2023, was $247,236,179.

The number of shares of the Registrant’s Common Stock outstanding as of February 16, 2024 was 20,364,907.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference to the Registrant’s proxy statement for its 2024 annual meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2023.

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

Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2023, as such may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q, and the following:

●	Macroeconomic conditions, including inflation, elevated interest rates and recessionary concerns, as well as continuing supply chain constraints affecting some of our customers, labor availability and material cost pressures, have had, and may continue to have, a negative impact on our business, financial condition, cash flows and results of operations (including future uncertain impacts);
●	risks relating to developments in the industries in which our customers operate;
●	risks related to scheduling production accurately and maximizing efficiency;
●	our ability to realize net sales represented by our awarded business;
●	failure to compete successfully in our markets;
●	our ability to maintain our manufacturing, engineering and technological expertise;
●	the loss of any of our large customers or the loss of their respective market shares;
●	risks related to entering new markets;
●	our ability to recruit and retain our key executive officers, managers and trade-skilled personnel;
●	volatility in the prices or availability of raw materials critical to our business;
●	manufacturing risks, including delays and technical problems, issues with third-party suppliers, environmental risks and applicable statutory and regulatory requirements;
●	our ability to successfully identify or integrate acquisitions;
●	our ability to develop new and innovative processes and gain customer acceptance of such processes;

●	risks related to our information technology systems and infrastructure;
●	geopolitical and economic developments, including foreign trade relations and associated tariffs;
●	results of legal disputes, including product liability, intellectual property infringement and other claims;
●	risks associated with our capital-intensive industry;
●	risks related to our treatment as an S Corporation prior to the consummation of our initial public offering of common stock (IPO); and
●	risks related to our employee stock ownership plan’s treatment as a tax-qualified retirement plan.

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

General

Mayville Engineering Company, Inc. (MEC) is a leading U.S.-based, vertically integrated, value-added manufacturing partner providing a full suite of manufacturing solutions from concept to production, including design, prototyping and tooling, fabrication, aluminum extrusion, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, military and other end markets. We have developed long-standing relationships with our blue-chip customers based upon our commitment to “Unmatched Excellence”. We provide a diverse set of process offerings and a one-source solution with benefits throughout the entire product lifecycle, including front-end collaboration in design and prototyping, product manufacturing, aftermarket components and ancillary supply chain benefits. Founded as a corporation in 1945 and headquartered in Milwaukee, Wisconsin, we are a leading Tier I U.S. supplier of highly engineered components to original equipment manufacturer (OEM) customers with leading positions in their respective markets. We are focused on producing the highest quality components using complex processes at the lowest cost by working with customers throughout the product design and development process to establish optimal solutions. Our engineering expertise and technical know-how allow us to add value through every product redevelopment cycle (generally every three to five years for our customers). According to The Fabricator magazine, we have been ranked as the largest fabricator in the United States for the past 13 years in a row (2011 – 2023).

Our customers’ complex products require a unique combination of our capabilities that allow us to achieve a customized offering to satisfy our customers’ desired outcomes. Our capabilities, which include, but are not limited to: metal fabrication, metal stamping, aluminum extrusion and fabrication, tube bending and forming, robotic part forming, robotic welding, resistance welding, five-axis tube and fiber laser cutting and custom coatings, including high heat and chemical agent resistant coating (CARC) painting, are used in a variety of applications and represent the building blocks of what we produce.

Our key customers have globally recognized brands and demand the highest product quality and expertise. Over our more than 75-year history, we have developed capabilities and provided solutions that result in customer loyalty and long-standing relationships, which we call “The MEC Advantage”. We have a diverse and market-leading customer base that serves broad end markets representing favorable near- and long-term growth prospects for us. We have a track record of growth and are well-positioned to increase our market share and benefit from the growth in customer demand as well as the secular trends of reshoring and outsourcing across the end markets that we serve. To help pursue our strategic mission, we have approximately 2,500 employees who are tactically aligned around our core values. We are led by an experienced management team that has contributed to our growth by establishing deep and long-standing relationships with key customers and has worked to expand the customer base both organically and through strategic acquisitions.

We maintain an established base of long-standing customers comprised of leading, blue-chip OEM manufacturers across the United States. Our broad capabilities offering and track record of producing the highest quality solutions have allowed us to establish, and subsequently deepen, relationships with additional products and platforms over time. For example, our more than 40-year relationship with Deere & Company (John Deere) began with a small order of simple stamped parts for a farm tractor in its agricultural segment that expanded over time and represented 2023 sales in excess of $87 million across five market segments, representing over 65 model platforms. We have also been successful in winning customers and rapidly expanding relationships with high-growth customers by utilizing our complete product lifecycle management offering. For instance, we began our relationship with a powersports company less than ten years ago, starting with our expertise in performance structure suspension components, and we have been able to expand our relationships into tubes, fabrications and finished goods assemblies. Through this expansion, with product shipping from multiple facilities, we have been able to deepen our relationship and expand our market position through each of their new product updates, solidifying us as a strategic partner.

We serve our customers through 23 strategically located U.S. facilities, across seven states, with more than three million square feet of manufacturing capacity. Our expansive footprint enables us to service and maintain strong relationships with existing key customers across the United States with a “local” presence, as well as target new customer opportunities. Coupled with our focus on market alignment and execution, we constantly strive to improve and refine capabilities, capacities and reduce our carbon footprint. In addition, the ongoing investment in flexible, re-deployable automation allows us to expand output while reducing cost and improving quality, productivity and consistency for margin enhancement and market leading competitiveness.

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

Our Industry

We compete in the highly fragmented market of contract manufacturers, the majority of which are small local players that are limited in scale, capabilities and technology. Many of these local manufacturers have single or limited production capabilities and provide niche components in specific geographic markets. Accordingly, there are a limited number of competitors in the value-added manufacturing market in which we operate with the capacity and expertise to deliver the complete product lifecycle of solutions we offer. For example, our diverse manufacturing capabilities across product lines have contributed to us being selected the Largest Fabricator by The Fabricator magazine’s “FAB 40” listing in the desirable U.S. markets for the past 13 years in a row (2011 – 2023). While we compete with certain manufacturers across selected product lines, we believe that no single manufacturer directly competes with us across our full offering and end market applications.

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

We have also experienced, and benefitted from, OEM trends seeking to improve their strategy execution and simplify their business through outsourcing and reshoring. Based on our history, OEMs pursue a strategy that focuses on core component market differentiation, such as structural frames and complete powertrain assemblies, and prefer to outsource the remaining product components to third parties rather than manufacturing them in-house. This is done in order to maintain their strategic focus, drive cost savings and reduce their own investment in manufacturing, thereby allowing them to focus on the most important aspects of their value creation process, namely product design and development, final product assembly and testing, branding, sales, marketing and distribution. While each specific OEM differs in its strategy, we see these trends continuing as customers deal with workforce and supply chain constraints and look for optimum return on investments while improving cash flow. Moreover, our OEM customers focus on the production of the core components of their products, which leads them to rely on outsourced providers like us for the remaining components of their finished product needs. OEMs are also continuing to bring production back to the US and simplifying their supply chain processes. We believe we will benefit from this continued shift in our customers’ focus and ongoing desire for OEMs to improve efficiencies, reduce costs and simplify supply chains. Our established and embedded relationships, breadth of capabilities and scalability will allow us to streamline the supply chain process for our customers by acting as a single point of contact in the supply chain. In addition, we believe OEMs are increasingly favoring platforms supported by larger, more sophisticated and financially stable suppliers with the ability to serve large national and international operations all while maintaining a local touch. Our extensive manufacturing footprint, competitive cost structure and integrated design, engineering, production planning and quality program management capabilities position us favorably to take advantage of these opportunities and trends.

Our Competitive Strengths

As an industry-leading value-added manufacturing partner, our commitment to "Unmatched Excellence" is the cornerstone that attracts our customers. We thrive on strategic collaboration, actively engaging with our customers to create alignment and become an integral part of their product development and manufacturing processes. Leveraging our deep engineering expertise, we support prototype, production, and aftermarket needs, delivering cost-effective and robust solutions. With the industry's most expansive process capabilities, we embody agility, speed, and unmatched capability, allowing us to efficiently support a diverse range of products and solutions. “The MEC Advantage” is not just a concept; it's the driving force behind our operations, ensuring that every project benefits from our manufacturing expertise and customer-centric approach. Focusing on forward-thinking innovation, reliability, and excellence, our engineering expertise and technical know-how allow us to add value through every product redevelopment cycle, typically occurring every three to five years for our customers. Positioned as the go-to partner, we are dedicated to building long-lasting partnerships and delivering solutions that consistently exceed our customers’ expectations.

Value-Added Supply Chain Partner with Embedded Relationships. Our embedded relationships with our large and diverse customer base are driven by the commitment to excellence our employees take in their work, which emphasizes the highest quality and performance in all facets of our business, including our ability to partner with our customers and deliver to them complex solutions across a wide range of products. Our unique, end-to-end offering provides solutions throughout the lifecycle of a product, including upfront product manufacturability advice and prototyping, production volumes and aftermarket components. We strive to maintain operation alignment (and continuous re-alignment) with our customers’ strategy and production activities as they evolve, allowing us to remain agile in response to market changes, while enabling our customers to be successful, and remain adaptable to changes to retain flexibility and adjust appropriately. Our focus on collaboration with our customers and our breadth of capabilities also generates strategic alignment with our customers, resulting in deep-rooted relationships, driving vendor reduction and providing other ancillary benefits such as optimization of working capital investments. Our track record of engineering expertise has resulted in our consistent inclusion in customer design and prototyping activities, enabling customers to view us as an invaluable extension of their own teams. In turn, this collaboration allows our customers to focus on the development of their core technologies and products. Our position as a deeply embedded supply chain partner of scale allows us to provide a multitude of solutions, driving strong customer relationships with high switching costs.

Leading and Defendable Market Position in Attractive North American Market. According to the Fabricator magazine, we have been ranked as the largest fabricator in the United States for the past 13 years in a row (2011 – 2023). The market is highly fragmented and characterized by high barriers to entry given the complex nature of the work, established relationships and high customer switching costs. While there are numerous competitors in the markets in which we operate, few maintain the product breadth, manufacturing capabilities, scale or engineering expertise that we do. Our depth of capabilities allows us to offer our customers:

●	low volume production capability;

●	customized and sophisticated solutions;
●	unique engineering and manufacturing capabilities throughout the product lifecycle;
●	critical scale to service large national and regional customers as well as local customers; and
●	the ability to act as a single point of contact and offer seamless customer service.

End Market and Customer Diversification. Our value-added manufacturing focus enables us to remain diversified across a variety of customer end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, and military, among others. These end markets are representative of our globally recognized customers, which are comprised of large OEM manufacturers. In 2023, our top customer and top ten customers accounted for 15.0% and 74.6% of net sales, respectively, which collectively represents hundreds of platforms that we serve across a variety of end markets and customer operating segments. Our access to a multitude of end markets allows us to strategically shift focus to sell into current opportunities as end market demand evolves. In addition to customer and end market diversification, our customers themselves are also diversified across multiple end markets. For example, we provide John Deere, a leading customer with 2023 net sales accounting for 14.8% of our total revenue, with over 5,000 SKUs across over 65 individual John Deere platforms including the agriculture, forestry, turf care, power systems and construction & access equipment end markets. Our increasingly stable performance is a direct result of our intentional business design of agility and adaptability to realign manufacturing capacities to serve diversified and ever-changing end markets.

Breadth of Capabilities Appealing to a Variety of Applications. We have many manufacturing capabilities that together represent the building blocks for the complex solutions we provide to our customers. We maintain a full spectrum of capabilities across our 23 facilities to address a wide set of customer needs, including upfront product development advice and prototyping, unique manufacturing processes and capabilities across a variety of products and back-end finishing, assembly and aftermarket components representing a unique end-to-end offering. Our range of capabilities combined with our breadth of components, including fabrications, tubes, tanks, and performance structures, expands the applicable uses and end markets in which we may offer our components. Throughout our history, our capabilities have allowed us to generate growth by expanding into new verticals and by further penetrating existing verticals through cross-selling to increase wallet share, a strategy that has driven deep-rooted relationships with our customers. Further, our unique combination of manufacturing processes allows us to opportunistically target sophisticated, higher margin business. The diversity of our offering has provided our Company with financial stability through various end market and economic cycles.

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

Our Strategy

During 2022, we announced the implementation of a value-creation framework, MEC Business Excellence (MBX), that is intended to maximize stakeholder value by positioning the Company to achieve above-market performance and capitalizing on multi-year reshoring and outsourcing trends among major OEMs. As part of MBX, we have established clear short- and long-term objectives, with the goal of outlining and adapting priorities and targets to improve operational and financial goals while creating a culture with a keen focus on continuous lean improvements in order to maintain a differentiated and defendable market leading position. The key elements of MBX include:

High-Performance Culture. The Company is focused on effectuating cultural change across the organization by the implementation of performance-based metrics, daily lean management and other process-oriented strategies. Through these efforts, the Company intends to create a high-performance culture enabling teams to drive profitable growth.

Operational Excellence. The Company is focused on leveraging automation and technologies and capabilities to increase productivity and reduce costs across the value chain with the implementation of lean initiatives such as value stream mapping, sales, inventory and operations planning (SIOP) and further optimizing its supply chain and procurement strategies, which will inherently accelerate immediate and long-term productivity and margin improvements.

Commercial Excellence. The Company is focused on driving commercial growth through an integrated, solutions-oriented approach that leverages its full suite of design, prototyping and aftermarket services; an expansion of its fabrication capabilities beyond steel, with an emphasis on lightweight aluminum, plastics and composites; targeted growth in higher value and high-growth adjacent markets including energy transition and clean technology; wallet share expansion among our current customer base; and the implementation of a value-based pricing model capturing the cost to serve. These growth initiatives will continue to deepen and defend our existing market share, while diversifying our customer and end market exposure.

Disciplined Capital Deployment. The Company is focused on driving a disciplined capital strategy that includes allocating capital to expand within high-growth adjacent markets, continue to increase our share-of-wallet with existing customers and execute strategic acquisition opportunities while also generating strong free cash flow, managing debt levels and liquidity positions, and continuing to return capital to shareholders through share repurchases. As part of this initiative, our intentions are to prioritize capital investment towards the light-weighting of materials fabrication, such as aluminum, plastics, and composites, to ensure we are in position to support growth into battery electric vehicles, energy infrastructure and renewables.

Human Resource Optimization. Our employees are the foundation of our company; with experience across a diverse range of markets and capabilities, they drive innovation, believe in our process and the outcomes of their work and our success. The Company is focused on increasing our investment in our workforce and the recruiting and retention of skilled, experienced employees to support the growth of its business. We seek to utilize competitive, performance-based incentives, develop high-potential candidates for internal development and advancement, ensure business continuity through multi-tiered succession planning and ensure a stable recruiting pipeline. As part of this effort, the Company moved its corporate headquarters to Milwaukee, WI in 2024. Additionally, as we continue to invest in our business and increasingly implement a more technology-enabled infrastructure, we strive to redeploy our employees in other, higher-skilled areas of our business and invest in training where needed.

Our Capabilities

We offer a broad portfolio and a one-source solution comprised of advanced and innovative capabilities that enhance quality and simplify supply chains for our customers. Through our collaborative approach, we maintain a complete, and growing, set of sophisticated manufacturing capabilities to meet the diverse needs of our customers, including:

●	Program Management — We offer our customers a complete solution from concept to launch following the Advanced Product Quality Planning (APQP) process (planning, design for manufacturability and development, process design and improvement, product and process validation and continuous improvement).
●	Engineering — We collaborate with our customers and provide design for manufacturing, off-line programming (lasers, brake press, machining, robotic welding, coordinate measuring machines), value engineering and continuous improvement (CI).
●	Tool Design and Build — Our in-house tool design and tool room capability ensures quality from start to finish. We build and service all categories of tooling, including large progressive dies.
●	Laser Cutting — Our programmable fiber and CO2 laser cutting capabilities eliminate expensive hard tooling. Our equipment can cut metal up to 1 inch thick while maintaining tolerances to .002 inches at speeds up to 4,000 per minute. Our tube lasers are state of the art cutting machines that offer exceptional tolerances and through-put.
●	Brake Press — We combine our operator’s expertise with the proper equipment required to offer top versatility to our clients for bending, forming, coining and air bending. Our facilities house the latest press brake machinery including robotic part manipulation and stacking.
●	Stamping — We provide custom metal stamping capabilities for short, medium or long production runs. For longer runs, our production of sheet metal stamping uses 50 to 1,200-ton manual or automatic feed presses with state-of-the-art feed lines for precision metal stamping. Our small, high-speed presses are ideal for producing intricate high-volume stampings.

●	Machining — We provide a variety of machining capabilities to meet our customer needs by providing in-house machining assistance for parts that are part of larger fabrications and assemblies.
●	Aluminum Extrusion — We provide a diverse range of aluminum extrusion profiles for various applications using advanced extrusion presses ranging from 4.5” to 8.0” billet diameters and 880 to 3,150-ton. Using 6000-series alloys, we can produce a wide array of products from the most common, large extruded profiles, to some of the smallest and thinnest-walled extruded profiles in the industry.
●	Tube Bending — We maintain vast tube bending capabilities, including (i) manufacturing of oval, round and square tubes from .25 inch up through six inch and (ii) leveraging our extensive inventory of equipment including the latest computer numerical control (CNC) benders; and state-of-the-art technologies such as CNC electro-servo-driven bending with multi-task heads. We have integrated robotic automation into applicable bending cells to generate maximum throughput with less labor costs.
●	Welding — We have earned our reputation as one of the premier manufacturers of weldments. Our welding departments offer manual and robotic wire welding, including Gas Metal Arc Welding (GMAW) and also known as Metal Inert Gas (MIA), Gas Tungsten Arc Welding (GTAW) and also known as Tungsten Inert Gas (TIG), Heliarc, Fluxcore, Metalcore, Aluminum, Plasma Weld, Brazing and Pulse Heliarc.
●	Coatings, Assembly and Logistics — We provide premier full-service coating, assembly and logistics solutions. Our coating capabilities offer a full-range of high technology industrial coating capabilities, including: E-Coat, military certified CARC, commercial and industrial powder and liquid coatings. Our coating systems utilize direct-to-metal and pre-treatments including acid pickle, zinc phosphate and in-line Alodine for the conversion of aluminum.

Our Proven Approach

We collaborate with our customers to generate a strategic alignment and position ourselves as an essential part of our customers’ product development and manufacturing processes by drawing on our deep product and engineering knowledge to deliver best-in-class solutions. Our approach is simple: we view quality as a significant business strategy with a strong return on investment. Our philosophy on quality is based on our commitment to precision and continuous improvement with an international automotive task force (IATF) and international organization for standardization (ISO) foundation. Our skilled and experienced staff is highly trained in areas of quality planning, metrology, geometric dimensioning and tolerancing (ASME Y14.5M 1994), ISO, statistical techniques (SPC) and ISO 14001 certifications. Our Quality Management System is comprised of the following:

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

We periodically enter into joint process improvement efforts with key customers. Such exercises have historically resulted in reduced manufacturing critical path time, cost reductions and quality improvements through effective batch sizes and more repeatable processes. Our commitment to precision and continuous improvement initiatives have resulted in the acquisition and application of state-of-the-art technologies and plant improvements that support lean, quick response manufacturing flexibility that put us at the forefront of our market. Moreover, the agility that our quick response manufacturing methodology provides us keeps our purchasing, manufacturing, engineering and quality teams on the cutting edge of flexible manufacturing. This adaptable approach also decreases manufacturing costs, allows for faster order turnaround times and elimination of excess waste.

We maintain an advanced machinery portfolio in our facilities allowing us to leverage our employee workforce with state-of-the-art capabilities and functionality. We strive to maintain our assets or upgrade capabilities where deterioration has driven obsolescence or better technology is available, reducing our carbon footprint. Most recently, we have invested in multiple fiber laser systems, robotic brake presses and tube bending cells with automation aimed at reducing labor content and optimizing floor space which allows us to generate more revenue with the same workforce and footprint.

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

●	Heavy- and Medium-Duty Commercial Vehicles: Heavy-duty commercial vehicles include class 8 heavy trucks such as standard semi-trucks. Medium-duty commercial vehicles include classes 3-7 trucks such as box trucks;
●	Construction & Access Equipment: Primary applications include wheel loaders, crawlers, skid steer loaders, excavators, motor graders, aerial lifts, boom lifts and other construction equipment;
●	Powersports: Encompasses our all-terrain (ATV) and multi-utility (MUV) vehicles, as well as marine and motorcycle markets;
●	Agriculture: Primary applications include tractors, combines, sprayers, turf care, implements and other agriculture-related equipment;
●	Military: We provide a variety of components for military vehicle platforms;
●	Other: We provide components and assemblies to a variety of other industrial end markets, such as energy infrastructure, electric vehicles, industrial equipment and fixtures, consumer tools, mining, forestry, medical and the automotive end market.

Our Customers

We are a critical and deeply embedded supply partner with strong strategic alignment and relationships with our customers. We have developed long-standing business relationships with our OEM customers, many of which span decades. Further, we are diversified by customers and end markets with net sales attributed to our top 20 customers accounting for $503 million of 2023 net sales, and no single end market accounting for more than 38% of net sales. For the year ended December 31, 2023, PACCAR Inc., John Deere and AB Volvo accounted for 15.0%, 14.8% and 10.6% of net sales, respectively. We have not historically experienced customer attrition given high customer switching costs resulting from our embedded relationships driven by our broad capabilities and scale.

Raw Materials and Manufactured Components

Our primary purchased commodities are steel and aluminum. We maintain a broad and diverse base of over 800 direct material suppliers. Our established relationships provide efficient and flexible access to resources and redundancy to ensure support of our customers. We have no history of significant supply issues or outages. In 2023, no single supplier represented more than 16% of our total raw material purchases and over 98% of the raw materials we purchased were sourced from suppliers in the United States. Our suppliers are strategically located to maximize efficiencies and minimize shipping costs. We maintain a multitude of alternative suppliers to which we could transfer orders to, if needed. As we continue to grow, however, we intend to leverage our size and scale to rationalize our supply base to further reduce material costs. We have structured our customer contracts to pass through commodity price changes, which has allowed us to limit any potential impact of raw material price volatility and tariffs to our margins.

Sales and Marketing

We have a strong sales team comprised of approximately 50 experienced professionals responsible for managing and expanding client relationships and proactively pursuing new opportunities. Sales personnel are aligned by market segment and customer, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, military and other end markets, and employ a highly technical and collaborative sales process with deep knowledge of our customers and capabilities. Sales personnel have assigned support teams comprised of inside sales, commercial operations, marketing and sales administration personnel. We are consistently involved in the request for proposal processes, where our sales teams with deep process expertise collaborate with customers on optimal designs for manufacturability and manufacturing efficiency. The upfront collaboration drives formalization of product specifications, program lifecycle planning, cost estimates and risk mitigation. The sales process typically takes 3 to 18 months and ultimately ends in the implementation of product lifecycle timelines and purchase orders under long-term customer arrangements. The sales team utilizes systems infrastructure that effectively track and manage backlogs, quotes and bookings information, strategic projects and call reports, all of which are reviewed at weekly sales team meetings.

Information Systems

We utilize standardized information technology systems across all areas of quoting and estimating, enterprise resource planning, materials resource planning, capacity planning and accounting for enhanced procurement of work, project execution and financial controls. We provide information technology oversight and support from our corporate headquarters in Milwaukee, WI. The operational information systems we employ throughout our company are industry specific applications that in some cases have been internally or vendor modified and improved to fit our operations. Our enterprise resource planning software is integrated with our operational information systems wherever possible to deliver relevant, real-time operational data to designated personnel. Accounting and operations personnel of acquired companies are trained not only by our information technology support staff, but by long-tenured employees in our organization with extensive experience using our systems. We believe our information systems provide our people with the tools to execute their individual job function and achieve our strategic initiatives.

Our Competition

We participate in a highly fragmented market with competitors in each of the end markets we serve ranging in size from small companies focused on a single capability or end market, to large multi-disciplinary companies. While there can be instances of intense competition in specific end markets, we believe that we have been able to effectively compete, and maintain competitive advantages on the basis of our:

●	scale and product offering with the ability to cross-sell and provide our customers with a one-source solution;
●	broad manufacturing capability and flexibility to fulfill requests that require complex solutions;
●	customer service with our highly skilled and knowledgeable workforce able to provide consultative advice; and
●	regionalized geographic focus provides a defensible position from both foreign and domestic competitors as our customers continue to take a regionalized approach to production, which provides a shorter supply chain with greater flexibility.

Our Human Capital Management

As of December 31, 2023, we had approximately 2,500 full-time employees, approximately 1,900 of whom are production employees. None of our employees are represented by a union and we are not party to any collective bargaining agreements. On average, our employees have approximately nine years of service with us.

Training and development

We maintain an experienced and skilled workforce. We have been focused on attracting and retaining high quality personnel as they represent a critical factor in our continued success. There are many different career paths available to employees, and in order to assist in their career development, we offer multiple in-house training programs, mentorship programs and tuition reimbursement. Our talent development efforts span across all levels of the organization, including an annual performance review process, which includes a development plan assessment allowing employees to discuss and build development plans with their leaders to develop their careers and an executive coaching program that prepares our future leaders for increased responsibilities at MEC. Despite the recent market challenges in hiring trade-skilled employees, our continued investment in newer technologies and capabilities has allowed us to opportunistically re-train and redeploy employees from certain previously human capital-intensive roles into other areas of the Company.

Compensation and benefits

We believe we deliver highly competitive compensation and comprehensive benefit packages, annually benchmarking them against comparable industries in the same geographic vicinity to where our facilities are located. The goals of our compensation programs are to: align pay for performance, support the Company’s goals and attract, retain and motivate high-potential candidates. Additionally, our stock-based compensation plan is a key part of how we stay competitive from a total compensation perspective, as it incentivizes and rewards sustained Company performance. Select employees responsible for driving results are eligible to receive stock-based compensation through our Omnibus Incentive Plan. Refer to Note 18 – Stock-based compensation within the Notes to Consolidated Financial Statements for additional detail related to our stock-based compensation program.

Full-time employees are eligible to receive the following benefits: a Company matched 401(k) Plan, paid time off, health insurance (medical, dental, vision), short-term and long-term disability, life insurance, accidental death and dismemberment insurance, flexible spending accounts, wellness program and life matters employee assistance program. Further enhancing our benefit offerings, we provide an on-site healthcare team at certain facilities to treat work and non-work related injuries and assist employees with general wellness and overall well-being.

Lastly, MEC has several initiatives centered around employee appreciation, which include: cookouts and holiday lunches, Fresh Market food program and quarterly bonuses.

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

Information About Our Executive Officers

The following table sets forth certain information as of February 1, 2024, regarding our executive officers:

Name	Age	Position
Jagadeesh A. Reddy	52	President and Chief Executive Officer
Todd M. Butz	52	Chief Financial Officer
Ryan F. Raber	41	Executive Vice President - Strategy, Sales & Marketing
Sean P. Leuba	53	Senior Vice President - Corporate Development and General Counsel
Rachele M. Lehr	47	Chief Human Resources Officer

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

Sean P. Leuba joined our company in January 2023 as Senior Vice President – Corporate Development and General Counsel. Before joining our company, Mr. Leuba was the Head of Corporate Development for Caterpillar Inc. Previously, Mr. Leuba served in multiple progressively senior roles, including as General Manager, Caterpillar Electric Power Division and General Manager, Caterpillar Remanufactured Products Division. Prior to joining Caterpillar, Mr. Leuba practiced law with Arnold & Porter in its Washington, D.C. office focusing on corporate, securities, mergers & acquisitions and venture capital. Mr. Leuba earned a Master of Business Administration in Finance from the University of Chicago, a Juris Doctor from the Washington and Lee University School of Law, and a Bachelor of Arts from the University of Maryland Baltimore County.

Rachele M. Lehr joined our company in March 2023 as Chief Human Resources Officer. Prior to joining our company, Ms. Lehr was the Senior Vice President of Human Resources and Administration at Briggs & Stratton. Previously, Ms. Lehr served in multiple other senior roles at Briggs & Stratton including Director of Hurman Resources and International Controller. Prior to joining Briggs & Stratton, Ms. Lehr served as Sales Controller for Bar-S Foods (A Sigma Company). Ms. Lehr earned a Bachelor of Science in Business Administration with a Major in Accounting from Marquette University.

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

Macroeconomic conditions, including inflation, elevated interest rates and recessionary concerns, as well as continuing supply chain constraints affecting some of our customers, labor availability and material cost pressures, have had, and may continue to have, a negative impact on our business, financial condition, cash flows and results of operations. For instance, we were negatively impacted in 2023 by supply chain constraints impacting certain of our OEMs customers. In addition, in 2023, continued inflationary pressures on wages, benefits, materials, and manufacturing supplies negatively impacted our results of operations and cash flows.

We expect certain supply chain constraints, material cost inflation and inflationary pressures on wages and benefits to continue in 2024 and we may not be able to fully mitigate the impact of the inflationary cost pressures through price increases. Continuing or worsening inflation, recessionary concerns and/or supply chain and labor challenges may have a material adverse impact on our business, financial condition, cash flows and/or results of operations.

Although we do not have any operations outside the United States, geopolitical events, including the ongoing conflict between Russia and Ukraine and the conflict in the Middle East, has caused greater uncertainty in the global economy and has led to significant volatility in raw material costs, component costs, commodity prices and energy costs, exacerbating the inflation situation.

We are affected by developments in the industries in which our customers operate.

We derive our net sales from customers in the following industry sectors: heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, military and other end markets. Factors affecting any of these industries in general, or any of our customers in particular, could adversely affect us because our net sales growth largely depends on the continued growth of our customers’ businesses in their respective industries. These factors include:

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

Most of our customers do not commit to long-term contracts or firm production schedules, and we continue to experience reduced lead-times in customer orders. Additionally, customers may change production quantities or delay production with little lead-time or advance notice. Therefore, we rely on and plan our production and inventory levels based on our customers’ advance orders, commitments and/or forecasts as well as our internal assessments and forecasts of customer demand. The volume and timing of sales to our customers may vary due to, among others:

●	variation in demand for or discontinuation of our customers’ products;
●	our customers’ attempts to manage their inventory;
●	design changes;
●	changes in our customers’ manufacturing strategies;
●	disruptive events in the markets in which our customers operate, including natural disasters and epidemics;
●	acquisitions of or consolidation among customers.

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

We depend on a limited number of major manufacturers for a majority of our net sales. For example, our largest customers in 2023 included PACCAR Inc., John Deere and AB Volvo which accounted for 15.0%, 14.8% and 10.6% of our net sales, respectively. Our financial performance depends in large part on our ability to continue to arrange for the purchase of our processes and solutions with these customers, and we expect these customers to continue to make up a large portion of our net sales in the foreseeable future. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our business, financial condition, results of operations and cash flows by reducing cash flows and by limiting our ability to spread our fixed costs over a larger net sales base. We may make fewer sales to these customers for a variety of reasons, including, but not limited to:

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

Our expenses relating to employee health benefits are significant. Unfavorable changes in the cost of and the unpredictability of claims under such benefits, including the current inflationary pressures on wages and benefits, could impact our financial results and cash flows. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system. Due to the breadth and complexity of the healthcare reform legislation and the uncertainty surrounding further reform proposals, we are not able to fully determine the impact that healthcare reform will have in the future on company sponsored medical plans.

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

We are dependent on information technology and our systems and infrastructure face certain risks, including cybersecurity risks and data leakage risks.

We are dependent on information technology systems and infrastructure that could be damaged or interrupted by a variety of factors. Any significant breach, breakdown, destruction or interruption of these systems by employees, others with authorized access to our systems or unauthorized persons has the potential to negatively affect our operations. There is also a risk that we could experience a business interruption, theft of information or reputational damage as a result of a cyberattack, such as the infiltration of a data center, denial-of-service attacks, viruses, malicious software, phishing attacks, security breaches or data leakage of confidential information either internally or at our third-party providers. Although we have invested in the protection of our data and information technology to reduce these risks and periodically test the security of our information systems network, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could have a material adverse effect on our financial condition, results of operations and liquidity.

We may incur additional expenses and delays due to technical problems or other interruptions at our manufacturing facilities.

Disruptions in operations due to technical problems or power interruptions as well as other interruptions such as floods, fire, other natural disasters, epidemics or pandemics could adversely affect the manufacturing capacity of our facilities. Such interruptions could cause delays in production and cause us to incur additional expenses such as charges for expedited deliveries for components that are delayed. In addition, our customers have the ability to cancel purchase orders in the event of any delays in production and may decrease future orders if delays are persistent. Additionally, to the extent that such disruptions do not result from damage to our physical property, these may not be covered by our business interruption insurance. Any such disruptions may adversely affect our operations and financial results.

Geopolitical and economic developments could adversely affect our business.

Geopolitical events, increased political instability and social unrest, evidenced by the threat or occurrence of terrorist attacks or conflicts, enhanced national security measures, the risks related to epidemics and the related decline in consumer confidence may hinder our ability to do business. Any escalation in these events or similar future events may disrupt our operations or those of our customers and suppliers and could affect the availability of raw materials and components we need in our manufacturing operations or the means to transport those materials or components to our manufacturing facilities and finished parts to our customers. These events have had and may continue to have an adverse effect, generally, on the economy and consumer confidence and spending, which could adversely affect our net sales and operating results. The effect of these events on the volatility of the financial markets could in the future lead to volatility of the market price of our securities and may limit the capital resources available to us, our customers and our suppliers.

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

Additionally, our customers’ businesses may be negatively impacted by import tariffs, taxes, customs duties and/or other trade regulations imposed by the U.S. government on foreign countries or by foreign countries on the United States, which could, in turn, reduce our customers’ demand for the components that we manufacture for them. Any reduction in customer demand for our components as a result of such tariffs, taxes, customs duties and/or other trade regulations, or as a result of the impact of infectious diseases, could have a material adverse impact on our financial position, results of operations, cash flows and liquidity.

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

Prior to the completion of our initial public offering we were 100% owned by the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (ESOP), which is a retirement plan intended to be tax-qualified. If the ESOP fails to meet the requirements of a tax-qualified retirement plan, we could be subject to substantial penalties.

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

If the IRS were to determine that the ESOP was not in material compliance with the Code or ERISA, then the ESOP could lose its tax-qualified status and we could be subject to substantial penalties under the Code and/or ERISA, which could have a material adverse effect on our business, financial condition or results of operations. Additionally, any retroactive loss of the ESOP’s tax-qualified status would adversely impact our prior treatment as an S Corporation. See “Prior to our initial public offering, we were treated as an S Corporation, and claims of taxing authorities related to our prior status as an S Corporation could have an adverse effect on our business, financial condition and results of operations.”

Risks Related to Our Indebtedness

Our Amended and Restated Credit Agreement restricts our ability and the ability of our subsidiaries to engage in some business and financial transactions.

On June 28, 2023, we entered into an amended and restated credit agreement (the Credit Agreement) with certain lenders and Wells Fargo Bank, National Association, the Agent. The Credit Agreement provides for a $250,000,000 revolving credit facility, with a letter of credit sub-facility, and a swingline facility in an aggregate amount of $25,000,000. The Credit Agreement also provides for the availability of incremental facilities to the greater of $100,000,000 and 125% of the Company’s twelve month trailing Consolidated EBITDA through an accordion feature. All amounts borrowed under the credit agreement mature on June 28, 2028.

Our Credit Agreement contains a number of covenants that limit our ability and the ability of our subsidiaries to:

●	create, incur or assume indebtedness (other than certain permitted indebtedness);
●	create or incur liens (other than certain permitted liens);
●	make investments (other than certain permitted investments);
●	merge or consolidate with another entity;
●	make asset dispositions (other than certain permitted dispositions);
●	declare or pay any dividend or any other distribution to shareholders;
●	enter into transactions with affiliates;
●	make certain organizational changes, including changing our fiscal year end or amending our organizational documents;
●	enter into any agreement further restricting our ability to create or assume any lien;
●	sell notes receivable or accounts receivable except under certain circumstances;
●	enter into sale leaseback transactions;

●	incur capital expenditures in excess of $35.0 million in any fiscal year;
●	permit any person or group other than the ESOP or other employee benefit plan of ours (like our 401(k) plan) to own or control more than 35% of our equity interests; or
●	permit our Board of Directors to not be composed of a majority of our continuing directors (i.e., our directors as of September 26, 2019 and any additional or replacement directors that have been approved by at least 51% of the directors then in office).

Our Credit Agreement also requires us to maintain a minimum interest coverage ratio and a consolidated total leverage ratio, and contains certain customary representations and warranties, affirmative covenants and events of default (including, among others, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, material money judgements and failure to maintain subsidiary guarantees). If an event of default occurs under the Credit Agreement, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of amounts due thereunder, the termination of such credit facility and all actions permitted to be taken by a secured creditor. Our failure to comply with our obligations under the Credit Agreement may result in an event of default under the Credit Agreement. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

We are able to incur additional debt, which could reduce our ability to satisfy our current obligations under our existing indebtedness.

At December 31, 2023, we had $147.5 million outstanding under our revolving credit facility. In addition, we may be able to incur significant additional indebtedness in the future, and we may do so, among other reasons, to fund acquisitions as part of our growth strategy. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness in compliance with these restrictions.

Risks Related to Ownership of Our Common Stock

Your ability to influence corporate matters may be limited because the ESOP and our 401(k) plan own a substantial amount of our stock and continue to have significant influence over us, which may limit your ability to influence the outcome of important transactions, including a change in control.

As of December 31, 2023, our employees and certain former employees, through their interests in the ESOP and the Mayville Engineering Company, Inc. 401(k) Plan (the 401(k) Plan), beneficially owned approximately 36% of the outstanding shares of our common stock. Each participant in the ESOP and the 401(k) Plan is entitled to direct the vote of the shares allocated to his or her accounts, in his or her sole discretion. As a result, our employees and former employees, if acting together, will be able to influence or control matters requiring approval by our shareholders, including the election of directors, influence over our management and policies and the approval of mergers, acquisitions or other extraordinary transactions. As employees and former employees, the ESOP and 401(k) Plan participants’ interests may be contrary to other investors. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our non-ESOP and non-401(k) Plan shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company is committed to maintaining a strong cybersecurity posture devoting significant resources to cybersecurity and risk management processes to adapt to the rapidly evolving landscape and respond to emerging threats in a timely and effective manner. Our cybersecurity risk management program aligns with the National Institute of Standards and Technology (NIST) framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover. The Company has designed and implemented cybersecurity policies and procedures for identifying and managing material risk from cybersecurity threats, both internally and related to the use of third-party service providers. We use various tools and methodologies to manage cybersecurity risk that are tested on a regular basis. At the tactical level, our information technology (IT) security team regularly monitors alerts and meets to discuss threat levels, trends and remediation. The Company monitors and evaluates our cybersecurity position and performance on an ongoing basis through regular vulnerability scans, penetration tests and threat intelligence feeds. Additionally, the Company maintains a formal information security training program for all employees that includes training on matters such as phishing, email security best practices and data privacy. To evaluate and enhance our cybersecurity program, it is regularly evaluated by external experts with the results of those reviews reported to senior management and the Audit Committee. We also actively engage with key vendors, industry participants and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.

Oversight of cybersecurity risk is maintained by the Company’s Board of Directors and is supported by the Audit Committee of our Board of Directors (Audit Committee). The Audit Committee is primarily responsible for overseeing our design, execution and administration of the Company’s enterprise risk management process, and with regard to cybersecurity risks, setting expectations and accountability for management and reviewing management’s assessment of the effectiveness of our cybersecurity controls, including policies and procedures to address our cyber risks and overseeing the Company’s cybersecurity disclosures. The Company’s information security program is managed by the Company’s Director of IT, whom reports to the Chief Financial Officer (CFO), and whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. The Director of IT periodically briefs the Audit Committee and our CFO, as well as our Chief Executive Officer, other members of the Board of Directors and other members of our senior management as appropriate. These reports include, but are not limited to, new developments, evolving standards, vulnerability assessments, third-party and independent reviews, threat environment summaries and technological trends. When applicable, the Audit Committee and other members of the Board of Directors also receive prompt information from the CFO regarding any material cybersecurity incident and appropriate ongoing updates thereto.

As of the date of this report, the Company is not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, our business strategy, results of operations or financial condition. However, there can be no assurances that a cybersecurity threat or incident that could have a material impact on the Company will not occur in the future. In response to the rapidly evolving cyber threat environment, the Company continues to invest in data security and system resiliency. See also Item 1A, “Risk Factors” for additional discussion regarding risks related to information technology systems.

Item 2. Properties.

We maintain 23 strategically located U.S. facilities comprising of more than three million square feet of manufacturing space with our headquarters in Milwaukee, WI. We believe that our facilities are sufficient to meet our current and near-term manufacturing needs.

		Approximate
Facility	Description of Use	Square Feet		Ownership
1. Mayville, WI	Manufacturing	340,000		Owned
2. Fond du Lac, WI	Manufacturing	325,000		Owned
3. Beaver Dam, WI	Manufacturing	303,000		Owned
4. Hazel Park, MI	Manufacturing	263,000	(1)	Leased
5. Defiance, OH	Manufacturing	250,000		Owned
6. Defiance, OH	Manufacturing	192,000		Owned
7. Heber Springs, AR	Manufacturing	190,000		Owned
8. Bedford, PA	Manufacturing	181,000		Leased
9. Mayville, WI	Manufacturing	167,000		Owned
10. Beaver Dam, WI	Manufacturing	163,000		Owned
11. Wautoma, WI	Manufacturing	157,000		Owned
12. Atkins, VA	Manufacturing	150,000		Owned
13. Byron Center, MI	Manufacturing	138,000		Leased
14. Defiance, OH	Manufacturing	90,000		Leased
15. Greenville, MS	Manufacturing	76,000		Leased
16. Wayland, MI	Manufacturing	75,000		Leased
17. Neillsville, WI	Manufacturing	58,000		Owned
18. Vanderbilt, MI	Manufacturing	50,000		Owned
19. Neillsville, WI	Manufacturing	42,000		Owned
20. Vanderbilt, MI	Manufacturing	40,000		Owned
21. Piedmont, MI	Manufacturing	34,000		Leased
22. Milwaukee, WI	Corporate Headquarters	17,000		Leased
23. Fond du Lac, WI	Manufacturing	—	(2)	Owned
TOTAL		3,301,000

(1)	Excludes approximately 182,000 square feet of subleased manufacturing space starting in June 2022.
(2)	Excludes approximately 23,000 square feet of owned manufacturing space that is leased to a non-related party starting in September 2023.

Item 3. Legal Proceedings.

From time to time, we may be a party to litigation and subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. Also see Note 9 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price Information

Our common stock is traded on the New York Stock Exchange under the symbol MEC. As of February 1, 2024, there were six registered shareholders of record of our common stock and thousands of beneficial holders of our common stock, including all the participants in our ESOP and many participants in our 401(k) Plan.

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

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases we made of shares of our common stock during the three months ended December 31, 2023:

			Total Number	Dollar Value of
			of Shares	Shares that
	Total		Purchased as	May Yet Be
	Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs (1)
October 2023	—	$—	—	$25,000,000
November 2023	—	$—	—	$25,000,000
December 2023	—	$—	—	$25,000,000
Total	—		—
(1)	On October 19, 2021, the Board of Directors approved a share repurchase program of up to $25 million of shares through 2023. On October 26, 2023, the Board of Directors approved a new share repurchase program of up to $25 million of shares through 2026. The new share repurchase program replaced the prior program.

Stock Performance Graph

The following graph compares the total return on our common stock since the time of the Company’s IPO with similar returns on the Standard & Poor’s (S&P) SmallCap 600 Index and the Dow Jones Industrial Average Index. The graph assumes a $100 investment with the reinvestment of any dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among Mayville Engineering Company, Inc., the S&P SmallCap 600 Index and

The Dow Jones Industrial Average

	5/9/2019	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Mayville Engineering Company, Inc.	$100.00	$55.18	$78.94	$87.71	$74.47	$84.82
S&P SmallCap 600	$100.00	$106.11	$116.26	$145.65	$120.27	$136.97
Dow Jones Industrial Average	$100.00	$109.90	$117.87	$139.94	$127.65	$145.14

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

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures. Therefore, these estimates and assumptions affect reported amounts of assets, liabilities, revenue, expenses, and associated disclosures of contingent liabilities. Critical accounting estimates are those estimates that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management evaluates these estimates on an ongoing basis, using historical experience, consultation with third parties, and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position, or results of operations resulting from revisions to these estimates are recognized in the accounting period in which the facts that give rise to the revision become known. The methods, estimates, and judgments that we use in applying our accounting estimates have a significant impact on the results that we report in our financial statements. These critical accounting estimates require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Those critical accounting estimates that require the most significant judgment or involve the selection or application of alternative accounting policies and are material to our consolidated financial statements are discussed further below.

Business Combinations

We record assets acquired and liabilities assumed in a business combination under the acquisition method of accounting where consideration is first assigned to identifiable assets and liabilities based on estimated fair values, with any excess recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, we may adjust provisional amounts that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date.

Determining the fair value of assets acquired and liabilities assumed requires significant judgment, including the selection of valuation methodologies. For our recent acquisition, fair value estimates of acquired property and equipment were based on independent appraisals that gave consideration to the highest and best use of the assets. The land, buildings, and improvements; and other property and equipment appraisals used one, or a combination, of the cost, market or sales comparison approaches. Significant estimates and assumptions, including recent sales prices of similar equipment, asset condition, and current and anticipated market trends, were used in determining the fair values of these assets. The assistance of an independent third-party valuation firm was used to determine the fair values and useful lives of the finite-lived intangible assets, including customer relationships and developed technology. Valuation methods used were based on management’s forecasted cash inflows and outflows and using a relief from royalty method for developed technologies and the multi-period excess earnings method for customer relationships. Assumptions used in the intangible valuations include forecasted revenue growth rates, discounted future cash flows and the weighted average cost of capital of a select peer group.

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

We test our goodwill for impairment on an annual basis, and more frequently if events or changes in circumstances indicate that it might be impaired. For the years ended December 31, 2023 and 2022, there were no events or changes in circumstances that would indicate an impairment of our goodwill.

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

For impairment testing of long-lived assets, we identify asset groups at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flow expected to be generated by the assets. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset group. For the year ended December 31, 2023 and 2022, there were no events or changes in circumstances that indicated a material impairment of our long-lived assets.

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

Overview

MEC is a leading U.S.-based vertically-integrated, value-added manufacturing partner providing a full suite of manufacturing solutions from concept to production, including design, prototyping and tooling, fabrication, aluminum extrusion, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, military and other end markets. We have developed long-standing relationships with our blue-chip customers based upon our commitment to “Unmatched Excellence”.

Our one operating segment focuses on producing metal components that are used in a broad range of heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agricultural, military and other products.

Macroeconomic Conditions

The broader market dynamics over the past few years have resulted in impacts to the Company, including supply chain constraints affecting some of our customers, material cost inflation and inflationary pressures on wages and benefits due to labor availability. The Company expects some of these dynamics to continue in 2024 and could continue to have an impact on demand, material costs and labor.

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

Adjusted EBITDA represents EBITDA before CEO transition costs, stock-based compensation expense, Mid-States Aluminum (MSA) acquisition related costs, loss on extinguishment of debt, field replacement claim, Hazel Park transition and legal costs due to the former fitness customer, costs recognized on step-up of MSA acquired inventory, impairment charges on long-lived assets and inventory and gain on contracts specifically purchased to meet obligations under the agreement with our former fitness customer and Chief Operating Officer (COO) restructuring costs. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures should not be considered as an alternative to net income (loss) or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin as management uses these measures as key performance indicators, and we believe they are measures frequently used by securities analysts, investors and other parties to evaluate companies in our industry. These measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP.

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

	Twelve Months Ended
	December 31,
	2023	2022	2021
Net income (loss) and comprehensive income (loss)	$7,844	$18,727	$(7,451)
Interest expense	11,092	3,380	2,003
Provision (benefit) for income taxes	1,039	3,667	(1,943)
Depreciation and amortization	35,080	29,311	31,783
EBITDA	55,055	55,085	24,392
CEO transition costs (1)	—	1,512	—
Loss on extinguishment of debt (2)	216	—	—
MSA acquisition related costs (3)	1,411	—	—
Stock-based compensation expense (4)	4,485	3,759	4,962
Field replacement claim (5)	490	—	—
Hazel Park transition and legal costs due to former fitness customer (6)	2,650	4,768	—
Costs recognized on step-up of MSA acquired inventory (7)	891	—	—
Impairment of inventory and loss on contracts (8)	—	—	700
Impairment of long-lived assets and (gain) loss on contracts (9)	—	(4,346)	16,151
COO restructuring costs (10)	855	—	—
Adjusted EBITDA	$66,053	$60,778	$46,205
Net sales	$588,425	$539,392	$454,826
EBITDA Margin	9.4%	10.2%	5.4%
Adjusted EBITDA Margin	11.2%	11.3%	10.2%
(1)	Costs, primarily professional services and legal fees, associated with the retirement and replacement of the former CEO.
(2)	Unamortized debt issue costs written off from the prior five-year credit agreement attributable to lenders that are no longer included in the amended and restated credit agreement or decreased their capacity in the amended and restated credit agreement.
(3)	Transaction costs, primarily legal and professional services, related to the acquisition of MSA.
(4)	Non-cash employee compensation based on the value of common stock issued pursuant to the 2019 Omnibus Incentive Plan.
(5)	Represents a one-time charge related to a COVID related sourcing issue that caused the Company to change suppliers and ultimately lead to a product being produced outside of customer specifications. These costs are not expected to be incurred on an ongoing basis and therefore are not indicative of ongoing operations.
(6)	Costs incurred to re-purpose the Hazel Park facility from products for the former fitness customer use to general use for the time period through July 31, 2022, and legal costs associated with the enforcement of the Company’s supply contract with the former fitness customer.
(7)	Expense associated with the recognized fair value step-up of inventory in correlation with the MSA acquisition. See Note 2 – Acquisitions within the Notes to Consolidated Financial Statements for additional detail.
(8)	Loss on purchase commitments and scrapped inventory as a result of the change in forecast of our former fitness customer.
(9)	Initial impairment and (gain) loss on the sale of the fixed assets impaired as a result of the change in forecast of our former fitness customer.
(10)	Restructuring costs associated with the separation of the former COO. See Note 19 – Restructuring within the Notes to Consolidated Financial Statements for additional detail.

Consolidated Results of Operations

A discussion regarding our financial condition and results of operations for the twelve months ended December 31, 2023 compared to the twelve months ended December 31, 2022 is presented below. A discussion regarding our financial condition and results of operations for the twelve months ended December 31, 2022 compared to the twelve months ended December 31, 2021 can be found under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on the Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 1, 2023 and is available on the SEC’s website at www.sec.gov, as well as our website at www.ir.mecinc.com.

Twelve Months Ended December 31, 2023 Compared to Twelve Months Ended December 31, 2022

	Year Ended December 31,
	2023		2022		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$588,425	100.0%	$539,392	100.0%	$49,033	9.1%
Cost of sales	518,722	88.2%	478,323	88.7%	40,399	8.4%
Manufacturing margins	69,703	11.8%	61,069	11.3%	8,634	14.1%
Amortization of intangible assets	7,742	1.3%	6,952	1.3%	790	11.4%
Profit sharing, bonuses and deferred compensation	11,588	2.0%	7,997	1.5%	3,591	44.9%
Other selling, general and administrative expenses	30,182	5.1%	24,692	4.6%	5,490	22.2%
Impairment of long-lived assets and gain on contracts	—	—%	(4,346)	(0.8)%	4,346	N/A
Income from operations	20,191	3.4%	25,774	4.8%	(5,583)	(21.7)%
Interest expense	(11,092)	1.9%	(3,380)	0.6%	7,712	228.2%
Loss on extinguishment of debt	(216)	0.0%	—	—%	216	N/A
Provision for income taxes	1,039	0.2%	3,667	0.7%	(2,628)	(71.7)%
Net income and comprehensive income	$7,844	1.3%	$18,727	3.5%	$(10,883)	(58.1)%
EBITDA	$55,055	9.4%	$55,085	10.2%	$(30)	(0.1)%
Adjusted EBITDA	$66,053	11.2%	$60,778	11.3%	$5,275	8.7%

Net Sales. Net sales were $588,425 for the twelve months ended December 31, 2023 as compared to $539,392 for the twelve months ended December 31, 2022, an increase of $49,033, or 9.1%. This increase was primarily due to the acquisition of MSA, increased organic sales volumes within our commercial vehicle, powersports and military end markets and continued price discipline. These increases were slightly offset by softening demand in our construction and agriculture end markets, lower material price pass-throughs to customers and United Auto Workers labor union strikes impacting a few of our customers that occurred in the fourth quarter of the current period.

Manufacturing Margins. Manufacturing margins were $69,703 for the twelve months ended December 31, 2023 as compared to $61,069 for the twelve months ended December 31, 2022, an increase of $8,634, or 14.1%. The increase was primarily driven by the above-mentioned organic volume growth, MSA acquisition and commercial price actions. These items were partially negated by unabsorbed fixed costs associated with new project launches, a one-time field replacement claim, higher employee healthcare expenses, the non-recurring inventory step-up expense associated with the MSA acquisition and restructuring costs related to the former COO.

Manufacturing margin percentages were 11.8% for the twelve months ended December 31, 2023 as compared to 11.3% for the twelve months ended December 31, 2022, an increase of 0.5%. The increase was attributable to the items discussed in the preceding paragraph.

Amortization of Intangible Assets. Amortization of intangible assets were $7,742 for the twelve months ended December 31, 2023 as compared to $6,952 for the twelve months ended December 31, 2022, an increase of $790, or 11.4%. This increase was solely due to the amortization expense associated with the identifiable intangible assets from the MSA acquisition. Refer to Note 2 – Acquisitions within the Notes to Consolidated Financial Statements for additional information related to these identifiable intangible assets.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit sharing, bonuses and deferred compensation expenses were $11,588 for the twelve months ended December 31, 2023 as compared to $7,997 for the twelve months ended December 31, 2022, an increase of $3,591, or 44.9%. The increase was primarily due to deferred compensation expense during the current year period versus a credit during the prior year period due to fluctuations within the financial markets, the Company’s contributions to the 401(k) match being higher than the prior year period discretionary 401(k) accrual and less stock-based compensation expense in the prior year period due to increased forfeitures of unvested awards, slightly offset by lower bonus expense.

Other Selling, General and Administrative (SG&A) Expenses. Other selling, general and administrative expenses were $30,182 for the twelve months ended December 31, 2023 as compared to $24,692 for the twelve months ended December 31, 2022, an increase of $5,490, or 22.2%. The increase was predominantly attributable to the incremental SG&A and transactions costs related to the acquisition of MSA, increased salaries, wages and benefits, recruiting fees and higher professional fees related to the Company preparing to be Sarbanes-Oxley Act Section 404(b) compliant for 2024 and higher legal fees associated with the on-going litigation with our former fitness customer, partially offset by CEO transition costs incurred during the prior year period.

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

During the twelve months ended December 31, 2022, the Company was able to cancel $2,257 of purchase commitments for property, plant and equipment that had been recorded as an impairment of long-lived assets and loss on contracts at December 31, 2021, as previously described. The cancellation of purchase commitments resulted in the reversal of previously recorded impairment expense. Additionally, the Company was able to sell property, plant and equipment resulting in a gain of $2,089 that had previously been recorded as an impairment of long-lived assets and written down to fair value at December 31, 2021. There was no further gain on contracts attributable to the impairment recorded in 2021 during the twelve months ended December 31, 2023.

Interest Expense. Interest expense was $11,092 for the twelve months ended December 31, 2023 as compared to $3,380 for the twelve months ended December 31, 2022, an increase of $7,712, or 228.2%. The change is due to higher borrowing levels to finance the acquisition of MSA, which closed on July 1, 2023, and increased interest rates as compared to the prior year period.

Provision for Income Taxes. Income tax expense was $1,039 for the twelve months ended December 31, 2023 as compared to $3,667 for the twelve months ended December 31, 2022. The decrease of $2,628 is primarily due to higher net income and comprehensive income in the prior year period. Please reference Note 8 – Income Taxes in the Notes to Consolidated Financial Statements for further details.

Due to the factors described in the preceding paragraphs, Adjusted EBITDA increased, while net income, comprehensive income, EBITDA, EBITDA Margin and Adjusted EBITDA Margin decreased during 2023.

Liquidity and Capital Resources

The following is a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows:

	Twelve Months Ended
	December 31,
	2023	2022	2021
Net cash provided by operating activities	$40,363	$52,426	$14,457
Net cash used in investing activities	(104,132)	(50,668)	(33,961)
Net cash provided by (used in) financing activities	64,314	(1,749)	19,501
Net change in cash	$545	$9	$(3)

Cash Flows Analysis Twelve Months Ended December 31, 2023 Compared to Twelve Months Ended December 31, 2022

Operating Activities. Cash provided by operating activities was $40,363 for the twelve months ended December 31, 2023 as compared to $52,426 for the twelve months ended December 31, 2022. Of the $12,063 decrease in operating cash flows, $17,562 was due to a payout of deferred compensation to a retired Company executive. The remaining difference of an increase in cash provided by operating activities of $5,499 as compared to the prior year period is largely driven by accounts receivable and inventory decreasing due to the Company’s ongoing collections efforts and initiatives to implement lean inventory management processes, respectively, partially offset by a decrease in accounts payable resulting from reduced capital expenditures. Additionally, cash provided by operating activities were negatively impacted by a reduction in accrued liabilities due to the Company implementing a match program in the 401(k) Plan requiring the employer contribution to be paid concurrently with payroll. In the prior year period, a discretionary employer contribution was accrued throughout the year and paid after the year ended December 31, 2022.

Investing Activities. Cash used in investing activities was $104,132 for the twelve months ended December 31, 2023, as compared to $50,668 for the twelve months ended December 31, 2022. The $53,464 increase in cash used in investing activities was mainly due to the acquisition of MSA, which was completed on July 1, 2023, partially offset by less capital investments in the current year period due to the completion of the capital investment in the Company’s Hazel Park, MI facility at the end of 2022.

Financing Activities. Cash provided by financing activities was $63,314 for the twelve months ended December 31, 2023, as compared to cash used in financing activities of $1,749 for the twelve months ended December 31, 2022. The $66,063 increase was primarily due to the use of funds to purchase MSA, partially offset by higher debt repayments that were able to be made as a result of our decreased level of capital investment. Under our share repurchase program, the Company purchased $2,661 of common stock in 2023 as compared to $4,947 of its common stock in 2022. The Company’s decision to repurchase additional shares in 2024 will depend on business conditions, free cash flow generation, other cash requirements and stock price. See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional information regarding share repurchases.

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

Borrowings under the Credit Agreement bear interest at a fluctuating secured overnight financing rate (SOFR) plus an applicable margin based on the current consolidated total leverage ratio (which may be adjusted for certain reserve requirements), plus 1.25% to 2.75% depending on the current Consolidated Total Leverage Ratio (as defined in the Credit Agreement). Under certain circumstances, we may not be able to pay interest based on SOFR. If that happens, we will be required to pay interest at the Base Rate, which is the sum of (a) the higher of (i) the Prime Rate (as publicly announced by the Agent from time to time), (ii) the Federal Funds Rate plus 0.50%, and (iii) Adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%. The Credit Agreement also includes provisions for determining a replacement rate when SOFR is no longer available.

At December 31, 2023, the interest rate on outstanding borrowings under our revolving credit facility was 7.71%. We had availability of $102,507 under the revolving credit facility at December 31, 2023.

We must pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Credit Agreement. We must also pay fees as specified in the Fee Letter (as defined in the Credit Agreement) and with respect to any letters of credit issued under the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness; create, incur, assume or suffer to exist liens; make certain investments; allow our subsidiaries to merge or consolidate with another entity; make certain asset dispositions; pay certain dividends or other distributions to shareholders; enter into transactions with affiliates; enter into sale leaseback transactions; and exceed the limits on annual capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum interest coverage ratio of 3.00 to 1.00. At December 31, 2023, our interest coverage ratio was 5.49 to 1.00. The Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 4.00 to 1.00 (which was increased as of July 1, 2023 from 3.50 to 1.00 in connection with the acquisition of MSA). As of December 31, 2023, our consolidated total leverage ratio was 2.14 to 1.00.

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

Other Debt

With the consummation of the MSA acquisition, the Company assumed a Fond du Lac County and Fond du Lac Economic Development Corporation term note (Fond du Lac Term Note) in the amount of $2,875. The Fond du Lac Term Note is secured by a security agreement, payable in annual installments of $500 plus interest at 2.00% and is due in full in December 2028. The short-term and long-term balance of $500 and $1,875, respectively, are recorded in other current liabilities and other long-term liabilities in the Consolidated Balance Sheets.

Capital Requirements and Sources of Liquidity

During the twelve months ended December 31, 2023 and 2022, our capital expenditures were $16,598 and $58,610, respectively. The decrease of $42,012 was driven by the completion of the capital investment in the Company’s Hazel Park, MI facility at the end of the prior year. Capital expenditures for the full year 2024 are expected to be between $15,000 and $20,000.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. At December 31, 2023, we had immediate availability of $102,507 through our revolving credit facility and the availability of incremental facilities to the greater of $100,000 and 125% of the Company’s twelve month trailing Consolidated EBITDA through an accordion feature under our Credit Agreement, subject to the covenants under the Credit Agreement. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital. We will continue to have access to the availability currently provided under the Credit Agreement as long as we remain compliant with the financial covenants. Based on our estimates at this time, we expect to be in compliance with these financial covenants through 2024 and the foreseeable future.

We believe that our operating cash flow and available borrowings under the Credit Agreement are sufficient to fund our operations for 2024 and beyond. However, future cash flows are subject to a number of variables, and additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under the Credit Agreement, joint ventures, asset sales, offerings of debt or equity securities or other means. We cannot guarantee that this additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at December 31, 2023:

		Payments Due by Period
	Total	2024	2025 – 2026	2027 – 2028	Thereafter
Long-term debt principal payment obligations (1)	$149,868	$500	$1,000	$148,368	$—
Equipment financing agreements (2)	306	306	—	—	—
Forecasted interest on debt payment obligations (3)	29,791	7,626	12,840	9,325	—
Finance lease obligations (4)	961	468	441	52	—
Operating lease obligations (4)	37,492	5,840	10,112	9,883	11,657
Total	$218,418	$14,740	$24,393	$167,628	$11,657
(1)	Principal payments under the Company’s Credit Agreement, which expires in 2028 and the Fond du Lac Term Note, which is due in full in December 2028.
(2)	Financing agreements entered into to purchase manufacturing equipment. Current and long-term portions are classified in other current liabilities and other long-term liabilities, respectively, on the Consolidated Balance Sheets.
(3)	Forecasted interest on debt obligations are based on the debt balance, interest rate, and unused fee of the Company’s revolving credit facility, debt balance and interest rate of the Company’s Fond due Lac Term Note and the debt balances and interest rates of the Company’s equipment finance agreements as of December 31, 2023.
(4)	See Note 5 – Leases in the Notes to Consolidated Financial Statements for additional information.

Capital expenditures for the full year 2024 are expected to be in-line with 2023 levels, between $15,000 and $20,000.

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

The amount borrowed under our revolving credit facility under the Credit Agreement was $147.5 million with an interest rate of 7.71% as of December 31, 2023. Please see “Liquidity and Capital Resources – Amended and Restated Credit Agreement” in Part II, Item 7 of this Annual Report on Form 10-K and Note 4 –Debt in the Notes to Consolidated Financial Statements for more specifics.

A hypothetical 100-basis-point increase in our borrowing rates would have resulted in an additional $1.4 million of interest expense based on our variable rate debt at December 31, 2023. We do not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect our cash flow.

Commodity Risk

We source a wide variety of materials and components from a network of suppliers. Commodity raw materials, such as steel, aluminum, copper, paint and paint chemicals, and other production costs are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and in many cases utilize contracts with those customers to mitigate the impact of commodity raw material price fluctuations. As of December 31, 2023, we did not have any commodity hedging instruments in place.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Mayville Engineering Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mayville Engineering Company, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE, LLP

Milwaukee, WI

March 6, 2024

We have served as the Company’s auditor since 2018.

Mayville Engineering Company, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$672	$127
Receivables, net of allowances for doubtful accounts of $685 at December 31, 2023 and $545 at December 31, 2022	57,445	58,001
Inventories, net	67,782	71,708
Tooling in progress	5,457	7,938
Prepaid expenses and other current assets	3,267	3,529
Total current assets	134,623	141,303
Property, plant and equipment, net	175,745	145,771
Assets held for sale	—	83
Goodwill	92,650	71,535
Intangible assets, net	58,667	43,809
Operating lease assets	32,233	36,073
Other long-term assets	2,743	2,007
Total assets	$496,661	$440,581
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$46,526	$53,735
Current portion of operating lease obligation	5,064	4,857
Accrued liabilities:
Salaries, wages, and payroll taxes	6,368	7,288
Profit sharing and bonus	3,107	6,860
Current portion of deferred compensation	289	18,062
Other current liabilities	10,355	11,646
Total current liabilities	71,709	102,448
Bank revolving credit notes	147,493	72,236
Operating lease obligation, less current maturities	28,606	31,891
Deferred compensation, less current portion	3,816	3,132
Deferred income tax liability	12,606	11,818
Other long-term liabilities	2,453	1,189
Total liabilities	$266,683	$222,714
Commitments and contingencies (see Note 9)
Common shares, no par value, 75,000,000 authorized, 21,853,477 shares issued at December 31, 2023 and 21,645,193 at December 31, 2022	—	—
Additional paid-in-capital	205,373	200,945
Retained earnings	34,118	26,274
Treasury shares at cost, 1,542,893 shares at December 31, 2023 and 1,472,447 at December 31, 2022	(9,513)	(9,352)
Total shareholders’ equity	229,978	217,867
Total	$496,661	$440,581

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except share amounts and per share data)

	Twelve Months Ended
	December 31,
	2023	2022	2021
Net sales	$588,425	$539,392	$454,826
Cost of sales	518,722	478,323	403,451
Amortization of intangible assets	7,742	6,952	10,706
Profit sharing, bonuses, and deferred compensation	11,588	7,997	11,500
Other selling, general and administrative expenses	30,182	24,692	20,409
Impairment of long-lived assets and (gain) loss on contracts	—	(4,346)	16,151
Income (loss) from operations	20,191	25,774	(7,391)
Interest expense	(11,092)	(3,380)	(2,003)
Loss on extinguishment of debt	(216)	—	—
Income (loss) before taxes	8,883	22,394	(9,394)
Income tax expense (benefit)	1,039	3,667	(1,943)
Net income (loss) and comprehensive income (loss)	$7,844	$18,727	$(7,451)

Earnings (loss) per share:
Basic	$0.38	$0.92	$(0.37)
Diluted	$0.38	$0.91	$(0.36)

Weighted average shares outstanding:
Basic	20,415,157	20,399,737	20,404,543
Diluted	20,698,970	20,682,628	20,830,977

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended
	December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,844	$18,727	$(7,451)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	27,338	22,359	21,077
Amortization	7,742	6,952	10,706
Allowance for doubtful accounts	140	(86)	(667)
Inventory excess and obsolescence reserve	183	80	(935)
Stock-based compensation expense	4,485	3,759	4,962
Gain on disposal of property, plant and equipment	(526)	(161)	(1,311)
Impairment of inventory and loss on contracts	—	—	700
Impairment of long-lived assets and gain on contracts	—	(4,346)	16,151
Deferred compensation	(17,089)	(3,923)	(514)
Loss on extinguishment of debt	216	—	—
Non-cash lease expense	3,840	4,251	—
Other non-cash adjustments	259	329	325
Changes in operating assets and liabilities:
Accounts receivable	7,791	(2,498)	(12,670)
Inventories	13,441	(1,631)	(27,896)
Tooling in progress	2,555	(3,988)	(824)
Prepaids and other current assets	532	(616)	(1,013)
Accounts payable	(9,438)	9,361	11,836
Deferred income taxes	687	4,710	(3,323)
Operating lease obligations	(3,078)	(3,856)	—
Accrued liabilities	(6,559)	3,003	5,304
Net cash provided by operating activities	40,363	52,426	14,457
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(16,598)	(58,610)	(39,309)
Proceeds from sale of property, plant and equipment	1,059	7,942	5,348
Payment for acquisition, net of cash acquired	(88,593)	—	—
Net cash used in investing activities	(104,132)	(50,668)	(33,961)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	588,040	437,939	385,226
Payments on bank revolving credit notes	(512,783)	(433,312)	(362,873)
Repayments of other long-term debt	(6,673)	(1,107)	(268)
Payments of financing costs	(1,205)	—	—
Purchase of treasury stock	(2,661)	(4,947)	(2,153)
Payments on finance leases	(404)	(322)	(544)
Proceeds from the exercise of stock options	—	—	139
Other financing activities	—	—	(26)
Net cash provided by (used in) financing activities	64,314	(1,749)	19,501
Net increase (decrease) in cash and cash equivalents	545	9	(3)
Cash and cash equivalents at beginning of period	127	118	121
Cash and cash equivalents at end of period	$672	$127	$118

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended
	December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,669	$3,670	$2,122
Cash paid for taxes	$513	$704	$1,548
Non-cash property, plant & equipment, net	$446	$603	$6,347
Non-cash 401(k) contribution of treasury stock	$2,500	$2,057	$625
In conjunction with the acquisition, assets acquired and liabilities assumed were as follows:
Fair value of assets acquired, net of cash acquired	$102,356	$—	$—
Liabilities assumed	(13,763)	—	—
Cash paid for acquisition, net of cash acquired	$88,593	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(in thousands)

	Shareholder’s Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2020	$190,793	$(4,934)	$14,998	$200,857
Net loss	—	—	(7,451)	(7,451)
Share repurchases	—	(2,153)	—	(2,153)
401(k) contribution	1,319	625	—	1,944
Stock options exercised	112	—	—	112
Stock-based compensation	4,962	—	—	4,962
Balance as of December 31, 2021	$197,186	$(6,462)	$7,547	$198,271
Net income	—	—	18,727	18,727
Share repurchases	—	(4,947)	—	(4,947)
401(k) contribution	—	2,057	—	2,057
Stock-based compensation	3,759	—	—	3,759
Balance as of December 31, 2022	$200,945	$(9,352)	$26,274	$217,867
Net income	—	—	7,844	7,844
Share repurchases	—	(2,661)	—	(2,661)
401(k) contribution	—	2,500	—	2,500
Restricted stock units employee tax withholding	(115)	—	—	(115)
Stock options exercised	58	—	—	58
Stock-based compensation	4,485	—	—	4,485
Balance as of December 31, 2023	$205,373	$(9,513)	$34,118	$229,978

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands, except share amounts and per share data)

Note 1. Nature of business and summary of significant accounting policies

Mayville Engineering Company, Inc. (MEC) is a leading U.S.-based, vertically-integrated, value-added manufacturing partner providing a full suite of manufacturing solutions from concept to production, including design, prototyping and tooling, fabrication, aluminum extrusion, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, military and other end markets. Founded in 1945 and headquartered in Milwaukee, Wisconsin, we are a leading Tier I U.S. supplier of highly engineered components to original equipment manufacturer (OEM) customers with leading positions in their respective markets. The Company operates 23 facilities located in Arkansas, Michigan, Mississippi, Ohio, Pennsylvania, Virginia, and Wisconsin. Our engineering expertise and technical know-how allow us to add value through every product redevelopment cycle (generally every three to five years for our customers).

Our one operating segment focuses on producing metal components that are used in a broad range of heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agricultural, military and other products.

In December 1985, the Company formed the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (ESOP). The ESOP is a tax qualified retirement plan and is designed to invest primarily in the Company’s common stock which is held in a trust. From January 2003 until the Company’s initial public offering of common stock (IPO) in May 2019, the ESOP owned 100% of the Company’s outstanding shares of common stock which have been fully allocated to active or retired eligible employees. In connection with the IPO, the Company initially sold 6,250,000 shares of common stock into the public market, reducing ESOP ownership to approximately 67%. As of December 31, 2023, approximately 36% of all outstanding shares were held by the ESOP or within the Company’s 401(k) plan.

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

Accounts receivable

Accounts receivable are generally uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 60 days from the invoice date. Management periodically reviews past due balances and established an allowance for doubtful accounts of $685 and $545 as of December 31, 2023 and 2022, respectively, for probable uncollectible amounts based on its assessment of the current status of individual accounts. The estimated valuation allowance results in a reduction to sales and the accounts are written-off through a charge to the valuation allowance and a credit to accounts receivable after the Company has used all reasonable collection efforts.

As the Company's customer base is principally made up of blue-chip OEMs with high credit ratings and our trade receivables are due within one year or less, the Company does not have a reserve for credit losses.

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out method (FIFO), or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Work-in-process and finished goods are valued at production cost consisting of material, labor and overhead. The Company maintains a reserve for obsolete and slow-moving inventory of $2,527 and $2,344 as of December 31, 2023 and 2022, respectively, which is based upon the aging of current inventory as well as assumptions on future demand and market conditions.

Tooling in progress

The Company has agreements with its customers to provide production tooling which will be used to produce specific parts for its customers. The costs to design, engineer, and manufacture the tooling are charged to tooling in progress as incurred and based on when control of the tooling is transferred to the customer under contract or when the customer signs off through the Product Part Approval Process (PPAP) or other documented customer acceptance, either at a point in time or over a period of time is when revenue is recognized. The Company may also provide production tooling that is not sold to customers but is capitalized in property, plant and equipment. To the extent that estimated costs exceed expected reimbursement from the customer, the Company recognizes a loss. Tooling in progress was $5,457 and $7,938 as of December 31, 2023 and 2022, respectively.

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

Business combinations

The Company accounts for all business combinations in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations. In connection with a business combination, the acquiring company must allocate the cost of the acquisition to assets acquired and liabilities assumed based on fair values as of the acquisition date. Any excess or shortage of amounts assigned to assets and liabilities over or under the purchase price is recorded as goodwill or a gain on bargain purchase price, respectively. Transaction costs associated with acquisitions are expensed as incurred within selling, general and administrative expenses.

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

We test our goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. At December 31, 2023 and 2022, the Company had goodwill with a carrying amount of $92,650 and $71,535, respectively, with the fair value of our reporting unit exceeding the carrying value.

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

Intangible assets, net

The Company’s primary other intangible assets are customer relationships and contracts, trade names, non-compete agreements, developed technology and patents acquired in business combinations. Intangible assets are initially valued using a methodology commensurate with the intended use of the asset. The costs of amortizable intangible assets are recognized over their expected useful lives using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

Fair value of financial instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amount of all significant financial instruments approximates fair value due to either the short maturity or the existence of variable interest rates that approximate prevailing market rates. Cash and cash equivalents, accounts receivable and accounts payable are classified as Level 1 fair value inputs as further described in Note 13 – Fair Value of Financial Instruments. Long-term debt is classified as a Level 2 fair value input.

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

During 2023 and 2022, the Company recorded $1,205 and $0, respectively, of deferred financing costs associated with its long-term debt and line of credit arrangements. Amortization expense associated with the deferred debt issuance costs and discounts in 2023, 2022 and 2021 was $309, $336 and $336, respectively. Accumulated amortization was $141 and $1,056 as of December 31, 2023 and 2022, respectively. Amendments made to existing debt in 2023, 2022 and 2021 resulted in the write-off of $216, $0 and $0, respectively, of unamortized costs associated with the debt that was replaced.

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

There are many customers where the Company designs, engineers and builds production tooling, which is purchased by the customer. Tooling revenue is recognized at the point the customer signs off on the product through the Product Part Approval Process (PPAP) or other documented customer acceptance and control of the tooling promised under a contract is transferred to the customer at a point in time. Revenue is recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the tooling.

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

Advertising

The Company expenses the costs of advertising when incurred. Advertising expense was $141, $169 and $163 for the twelve months ended December 31, 2023, 2022 and 2021, respectively. Advertising costs are charged to selling, general and administrative expenses.

Income taxes

Income taxes and uncertain tax positions are accounted for in accordance with ASC 740, Accounting for Income Taxes. Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse and recognizes the effect of a change in enacted rates in the period of enactment. Tax positions meeting the more-likely-than-not recognition threshold are measured pursuant to the guidance set forth in ASC 740. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. See Note 8 – Income Taxes of these Notes to Consolidated Financial Statements for further discussion.

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

Recent accounting pronouncements

In December 2023, the FASB issued Accounting Standards Updated (ASU) 2023-09, Improvements to Income Tax Disclosures, amending ASC 740, Income Taxes. The amendment is intended to enhance the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments require that on an annual basis, entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments require that entities disclose additional information about income taxes paid as well as additional disclosures of pretax income and income tax expense and remove the requirement to disclose certain items that are no longer considered cost beneficial or relevant. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively and allows for early adoption. The Company is evaluating the potential impact of this guidance on the consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, amending ASC 280, Segment Reporting. The amendment is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively and allows for early adoption. The Company is evaluating the potential impact of this guidance on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes ASC 326, Financial Instruments – Credit Losses. The ASU revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. The ASU affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. The Company adopted the new standard as of January 1, 2023. As our customer base is principally made up of blue-chip OEMs with high credit ratings and our trade receivables are due within one year or less, the adoption of this standard did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, creating ASC 842. Under the new guidance, lessees are required to recognize a right-of-use (ROU) asset and a lease liability for substantially all leases. When measuring ROU assets and lease liabilities, a lessee should include amounts related to option terms, such as the option of extending or terminating the lease or purchasing the underlying asset, that are reasonably certain to be exercised. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition. For finance leases, a lessee will recognize the interest on a lease liability separate from amortization of the ROU asset. In addition, repayments of principal will be presented within financing activities, and interest payments will be presented within operating activities in the statement of cash flows. For operating leases, a lessee will recognize a single lease cost on a straight-line basis and classify all cash payments within operating activities in the statement of cash flows. Entities have the option to adopt the new guidance through a cumulative effect adjustment to retained earnings applied either to the beginning of the earliest period presented (modified retrospective approach) or to the beginning of the period of adoption (effective date approach) whereby the comparative periods are unchanged. For public companies, this guidance was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For as long as the Company remained an EGC, the new guidance was effective for annual reporting periods beginning after December 15, 2022, and interim periods within fiscal years beginning after December 15, 2022. Early adoption was permitted. The Company adopted the annual reporting guidance as of January 1, 2022 using the effective date approach.

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

Note 2. Acquisitions

On July 1, 2023, the Company completed its acquisition of Mid-States Aluminum (MSA). The acquisition was consummated in accordance with terms and conditions of the certain Unit Purchase Agreement, dated as of June 19, 2023, among the Company and shareholders of MSA. The purchase price of the acquisition was $95,945, subject to adjustments for the amount of cash, indebtedness, net working capital and certain expenses of MSA as of the closing. At the closing of the acquisition, the Company applied an estimate of the adjustments and paid total net consideration of $90,002. The Company financed the acquisition by borrowing under its amended and restated credit agreement, as described in Note 4 – Debt in the Notes to Consolidated Financial Statements.

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

The Company accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations, with MEC being the acquiring entity, and reflects estimates and assumptions deemed appropriate by Company management. Transaction costs related to the acquisition were expensed as incurred within other selling, general and administrative expenses and totaled $1,411 for the twelve months ended December 31, 2023. The net sales and operating income of MSA consolidated into MEC’s financial statements since the date of acquisition were $25,687 and $3,027, for the twelve months ended December 31, 2023, respectively.

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

Inventory was valued at its estimated fair value, which is defined as expected sales price, less costs to sell, plus a reasonable margin for selling effort. The valuation resulted in an inventory fair value step-up of $891 and was fully expensed and reflected in cost of sales on the Consolidated Statements of Comprehensive Income (Loss) during the twelve months ended December 31, 2023.

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

The Company believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the purchase price allocations are preliminary as we continue to gather the necessary information to finalize our fair value estimates and provisional amounts. Provisional amounts include items related to working capital adjustments, intangibles, indemnification of assets and liabilities and deferred taxes. The Company finalized the net working capital adjustment in conjunction with the fair value estimates for assets acquired, liabilities assumed, identifiable assets and the net income tax provision. During the twelve months ended December 31, 2023, the Company adjusted the purchase price by ($1,084) related to working capital adjustments. The offsetting adjustment was primarily related to goodwill.

The Company has recorded preliminary estimates for the items noted in the preceding paragraph and will record adjustments, if any, to the preliminary amounts upon finalization of the respective valuations. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

Pro Forma Financial Information (Unaudited)

In accordance with ASC 805, the following unaudited pro forma combined results of operations have been prepared and presented to give effect to the MSA acquisition as if it had occurred on January 1, 2022, the beginning of the comparable period, applying certain assumptions and pro forma adjustments. These pro forma adjustments primarily relate to the estimated depreciation expense associated with the fair value of the acquired property, plant and equipment, amortization of identifiable intangible assets, interest expense related to additional debt needed to fund the acquisition, and the tax impact of these adjustments. Additionally, the pro forma adjustments include non-recurring expenses related to transaction costs, a one-time bonus payment and the sale of stepped-up inventory. The unaudited pro forma consolidated results are provided for illustrative purposes only, are not indicative of the Company’s actual consolidated results of operations or consolidated financial position and do not reflect any revenue and operating synergies or cost savings that may result from the acquisition.

	Year Ended
	December 31,
	2023	2022
Net sales	$619,381	$624,995
Net income	$8,324	$21,477

Based on our variable rate debt, a hypothetical 12.5-basis-point increase or decrease in our borrowing rate would have resulted in a $113 change in interest expense due to incremental borrowings from the acquisition.

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

Inventories as of December 31, 2023 and December 31, 2022 consist of:

	December 31,	December 31,
	2023	2022
Finished goods and purchased parts	$31,489	$44,728
Raw materials	25,929	17,003
Work-in-process	10,363	9,977
Total	$67,782	$71,708

The MSA inventory fair value step-up of $891 was fully expensed and included within cost of goods sold in the Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended December 31, 2023.

Property, plant and equipment

Property, plant and equipment as of December 31, 2023 and December 31, 2022 consist of:

	Useful Lives	December 31,	December 31,
	Years	2023	2022
Land	Indefinite	$2,640	$1,030
Land improvements	15-39	4,378	3,169
Building and building improvements	15-39	79,682	59,664
Machinery, equipment and tooling	3-10	295,960	250,110
Vehicles	5	4,571	4,359
Office furniture and fixtures	3-7	21,325	19,585
Construction in progress	N/A	9,779	26,435
Total property, plant and equipment, gross		418,335	364,352
Less accumulated depreciation		242,590	218,581
Total property, plant and equipment, net		$175,745	$145,771

Depreciation expense was $27,338, $22,359 and $21,077 for the twelve months ended December 31, 2023, 2022 and 2021, respectively.

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

The Company adopted ASC 842 on January 1, 2022, classifying finance leases of $854 and $1,103 in property, plant and equipment on the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, respectively. Please refer to Note 5 – Leases for additional information.

Goodwill

We test our goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. Our annual qualitative goodwill impairment test during the fourth quarter of fiscal years 2023 and 2022 did not indicate an impairment existed. At December 31, 2023, the Company had goodwill with a carrying amount of $92,650. The fair value exceeded the carrying value for 2023.

The following table sets forth the changes in the carrying amount of goodwill as of December 31, 2023. The carrying value of goodwill was increased by $21,115 during the twelve months ended December 31, 2023, due to the acquisition of MSA.

Balance as of December 31, 2022	$71,535
Acquisition	21,115
Balance as of December 31, 2023	$92,650

Intangible Assets

The following is a listing of intangible assets, the useful lives in years (amortization period) and accumulated amortization as of December 31, 2023 and December 31, 2022:

		December 31, 2023
	Useful Lives	Gross Carrying	Accumulated
	Years	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships and contracts	9-17	$96,040	$53,078	$42,962
Trade name	10	14,780	7,446	7,334
Non-compete agreements	5	8,800	8,800	—
Developed technology	7	4,900	350	4,550
Patents	19	24	14	10
Total intangible assets, net		$124,544	$69,688	$54,856

		December 31, 2022
	Useful Lives	Gross Carrying	Accumulated
	Years	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships and contracts	9-17	$78,340	$48,839	$29,501
Trade name	10	14,780	5,968	8,812
Non-compete agreements	5	8,800	7,126	1,674
Patents	19	24	13	11
Total intangible assets, net		$101,944	$61,946	$39,998

Additionally, the Company reported an indefinite lived non-amortizable brand name asset with a balance of $3,811 for the twelve months ended December 2023 and 2022. Non-amortizable brand name is tested annually during the fourth quarter for impairment, or more frequently if triggering events occur indicating there may be impairment. There has been no impairment recorded for the years ended December 31, 2023, 2022 and 2021.

Changes in intangible assets between December 31, 2022 and December 31, 2023 consist of:

Balance as of December 31, 2021	$50,761
Amortization expense	(6,952)
Balance as of December 31, 2022	$43,809
Amortization expense	(7,742)
Acquisition (see Note 2)	22,600
Balance as of December 31, 2023	$58,667

Amortization expense was $7,742, $6,952 and $10,706, for the twelve months ended December 31, 2023, 2022 and 2021, respectively.

Future amortization expense is expected to be as followed:

Year ending December 31,
2024	$6,933
2025	$6,933
2026	$6,933
2027	$6,933
2028	$6,877
Thereafter	$20,247

Note 4. Debt

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

The Company incurred deferred financing costs of $1,248 associated with executing the Credit Agreement, which has been recorded as an other long-term asset in the Consolidated Balance Sheets and will be amortized over the duration of the agreement.

At December 31, 2023, our consolidated total leverage ratio was 2.14 to 1.00 as compared to a covenant maximum of 4.00 to 1.00 under the Credit Agreement.

At December 31, 2023, our consolidated interest coverage ratio was 5.49 to 1.00 as compared to a covenant minimum of 4.00 to 1.00 under the Credit Agreement.

Under the Credit Agreement, interest is payable quarterly at the adjusted secured overnight financing rate (SOFR) plus an applicable margin based on the current consolidated total leverage ratio. The interest rate was 7.71% and 5.69% as of December 31, 2023 and December 31, 2022, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.30% and 0.25% as of December 31, 2023 and December 31, 2022, respectively.

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

The Company was in compliance with all financial covenants of its credit agreements as of December 31, 2023 and December 31, 2022. The amount borrowed on the revolving credit notes was $147,493 and $72,236 as of December 31, 2023 and December 31, 2022, respectively.

Other Debt

With the consummation of the MSA acquisition, the Company assumed a Small Business Administration (SBA) loan and a Fond du Lac County and Fond du Lac Economic Development Corporation term note (Fond du Lac Term Note) in the amounts of

$5,009 and $2,875, respectively. The SBA loan is secured by specific equipment, payable in monthly installments of $27, including interest at 1.17% and due in full in September 2045. Due to the nature of the SBA loan, the Company did not meet the necessary criteria to qualify for this type of loan, so the Company paid off the full loan amount of $5,009 during the third quarter of the current year period. The Fond du Lac Term Note is secured by a security agreement, payable in annual installments of $500 plus interest at 2.00% and is due in full in December 2028. The short-term and long-term balance of $500 and $1,875, respectively, are recorded in other current liabilities and other long-term liabilities in the Consolidated Balance Sheets.

Note 5. Leases

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

The Company has finance leases for two laser cutting systems, four vehicles and a number of copiers. The Company recognizes an ROU asset and a lease liability for finance leases based on the net present value of future minimum lease payments. Lease expense for the Company’s finance leases is comprised of the amortization of the ROU asset and interest expense recognized based on the effective interest method.

Variable lease expense is related to certain of the Company’s real property leases and personal property leases, and it generally consists of property tax and insurance components that are for the benefit of the lessor (real property leases) and variable overage fees (personal property leases) that are remitted as part of the Company’s lease payments.

The components of lease expense were as follows:

	Year Ended
	December 31,
	2023	2022
Finance lease cost:
Amortization of finance lease assets	$414	$320
Interest on finance lease liabilities	44	42
Total finance lease expense	458	362
Operating lease expense	5,237	6,063
Short-term lease expense	610	683
Variable lease expense	197	217
Lease income (1)	(2,070)	(1,133)
Total lease expense	$4,432	$6,192
(1)	The Company subleased a portion of its Hazel Park, MI facility starting in June 2022. Lease income for the twelve months ended December 31, 2023 and 2022 was $2,070 and $1,133, respectively.

Total rent expense for the twelve months ended December 31, 2021 was $5,282.

Supplemental information related to leases was as follows:

		December 31,	December 31,
	Balance Sheet Classification	2023	2022
Assets:
Finance lease assets	Property, plant and equipment, net	$854	$1,103
Operating lease assets	Operating lease assets	32,233	36,073
Total lease assets		$33,087	$37,176

Current liabilities:
Current finance lease liabilities	Other current liabilities	$441	$388
Current operating lease liabilities	Current portion of operating lease obligation	5,064	4,857
Noncurrent liabilities:
Long-term finance lease liabilities	Other long-term liabilities	478	784
Long-term operating lease liabilities	Operating lease obligation, less current maturities	28,606	31,891
Total lease liabilities		$34,589	$37,920

	December 31,	December 31,
	2023	2022
Weighted average remaining lease term (in years)
Finance leases	2.4	3.1
Operating leases	7.0	7.8

Weighted average discount rate
Finance leases	3.99%	3.93%
Operating leases	2.57%	2.49%

The table below represents ROU asset balances by type of lease:

	December 31,	December 31,
	2023	2022
Real estate leases	$30,558	$34,211
Equipment Leases	2,179	2,506
Vehicle Leases	350	459
Total lease assets	$33,087	$37,176

Maturities of lease liabilities at December 31, 2023 and minimum lease payments under ASC 842 having initial or remaining non-cancellable terms in excess of one year were as follows:

	Operating	Finance
Year ending December 31,	Leases	Leases	Total
2024	$5,840	$468	$6,308
2025	5,149	333	5,482
2026	4,963	108	5,071
2027	4,987	52	5,039
2028	4,896	—	4,896
Thereafter	11,657	—	11,657
Total lease payments	37,492	961	38,453
Less: imputed interest	(3,822)	(42)	(3,864)
Total lease obligations	$33,670	$919	$34,589

Lease related supplemental cash flow information:

	Year Ended
	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities for finance leases:
Operating cash flows	$44	$42
Financing cash flows	$404	$322

Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$5,824	$5,672

Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	$455	$1,271
Finance leases	$2	$284

ROU assets are assessed for impairment in accordance with the Company’s long-lived asset policy. The Company reassesses lease classification and remeasures ROU assets and lease liabilities when a lease is modified, and that modification is not accounted for as a separate new lease or upon certain other events that require reassessment in accordance with ASC 842.

Note 6. Employee stock ownership plan

Under the ESOP, the Company can make annual discretionary contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company subject to the Board of Directors’ approval. For each of the twelve months ended December 31, 2023, 2022 and 2021, the Company recorded no ESOP expense.

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

As of December 31, 2023 and December 31, 2022, the ESOP shares consisted of 4,062,583 and 5,684,879 in allocated shares, respectively.

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

As of January 1, 2023, the Company implemented an employer match program to the 401(k) Plan. The Company now provides a 50% match for employee contributions, up to 6%. For the twelve months ended December 31, 2023, the Company’s employer match expense was $3,232. Additionally, the 401(k) Plan provides for employer discretionary profit-sharing contributions and the Board of Directors may authorize discretionary profit-sharing contributions (which are usually approved at the end of each calendar year). For the twelve months ended December 31, 2023, 2022 and 2021, the Company’s estimated discretionary profit-sharing expense was $0, $2,500 and $2,057, respectively.

Note 8. Income taxes

Income taxes are included in the Consolidated Statements of Comprehensive Income (Loss) at December 31, 2023, 2022 and 2021 as below:

	December 31,	December 31,	December 31,
	2023	2022	2021
Current income tax expense
U.S. Federal	$—	$—	$100
State	191	414	1,203
Total	191	414	1,303
Deferred income tax expense (benefit)
U.S. Federal	808	4,722	(2,790)
State	40	(1,469)	(456)
Total	848	3,253	(3,246)
Total income tax expense (benefit)	$1,039	$3,667	$(1,943)

A reconciliation of the statutory federal income tax provision (benefit) to the income tax provision (benefit) from continuing operations provided at December 31, 2023, 2022 and 2021 is as follows:

	December 31,	December 31,	December 31,
	2023	2022	2021
Income tax provision (benefit) at the federal statutory rate - 21%	$1,865	$4,703	$(1,971)
State and local income taxes - net of federal income tax benefits	429	831	523
Compensation deduction limitation - section 162(m) adjustment	305	(427)	14
Other - permanent differences	80	43	29
Tax credits generated	(975)	(63)	(301)
Uncertain tax positions - current year	195	16	75
Uncertain tax positions - prior year	283	54	(7)
Stock compensation	(162)	50	(546)
Return to provision	(1,137)	(424)	147
Changes in tax rates	182	(1,071)	43
Other miscellaneous tax	(26)	(45)	51
Total income tax provision (benefit)	$1,039	$3,667	$(1,943)
Effective tax rate	11.7%	16.4%	26.5%

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below:

	December 31,	December 31,
	2023	2022
Deferred tax assets:
Deferred compensation	$3,693	$7,674
Inventory adjustments	1,573	1,601
Accrued expenses	1,478	411
Right of use - liability	8,165	8,853
Credits	2,322	942
Net operating loss	4,401	4,781
Interest Expense	2,969	721
Other	398	478
Total deferred tax assets	24,999	25,461
Deferred tax liabilities:
Property, plant and equipment	24,009	17,909
Intangibles	5,775	10,671
Right of use - asset	7,816	8,689
Other	5	10
Total deferred tax liabilities	37,605	37,279
Valuation allowance	—	—
Net deferred tax liability	$(12,606)	$(11,818)

Consolidated federal net operating loss carryforwards are $20,008 and do not expire. In addition, the Company has consolidated and separate company net operating loss carryforwards of $19,169, certain of which begin to expire in 2031.

Uncertain Tax Positions

Based on an evaluation of its tax positions, the Company recorded an unrecognized tax benefit related to research and development tax credits in its financial statements as of December 31, 2023 and December 31, 2022. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next twelve months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. No amounts have been recorded as tax expense for interest and penalties for the year ended December 31, 2023 as the amount for the utilized portion of the research and development credit on the Wisconsin return is considered to be immaterial. At December 31, 2023, a total of $771 of unrecognized tax benefits would, if recognized, impact the company’s effective tax rate.

The Company files income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. Federal tax returns for tax years beginning January 1, 2019, and state tax returns beginning January 1, 2018, are open for examination.

Details of Unrecognized Tax Benefits

The following is a reconciliation of beginning and ending amounts of unrecognized tax benefits:

Balance as of December 31, 2020	$221
Increase from current year tax positions	100
Increase from prior year tax positions	(7)
Decrease from settlements with tax authority	—
Decrease from expiration of statute of limitations	—
Balance as of December 31, 2021	314
Increase from current year tax positions	16
Decrease from prior year tax positions	54
Decrease from settlements with tax authority	—
Decrease from expiration of statute of limitations	—
Balance as of December 31, 2022	384
Increase from current year tax positions	1,099
Increase from prior year tax positions	217
Decrease from settlements with tax authority	—
Decrease from expiration of statute of limitations	(25)
Balance as of December 31, 2023	$1,675

Note 9. Commitments and contingencies

Litigation

On August 4, 2022, the Company filed a lawsuit against Peloton Interactive, Inc. (“Peloton”) in the Supreme Court of the State of New York, New York County. The lawsuit arises from a March 2021 Supply Agreement between the parties, pursuant to which MEC was to manufacture and supply custom component parts for Peloton’s exercise bikes (the “Manufacturing Project”). In the lawsuit, the Company originally asserted two claims (1) breach and anticipatory repudiation of contract and (2) breach of the duty of good faith and fair dealing (pleaded in the alternative). In January 2023, in response to Peloton’s motion to dismiss, the court allowed the first claim to proceed and dismissed the alternative claim. In the remaining claim, MEC asserts that Peloton breached and anticipatorily repudiated the Supply Agreement by unilaterally cancelling the Manufacturing Project, and refusing to pay MEC certain monthly fixed revenue payments owed under the terms of the Supply Agreement. The parties have cross-appealed the court’s order on the motion to dismiss – Peloton appealed the portion of the order that denied the motion to dismiss the claim for breach and anticipatory repudiation of contract and MEC appealed the portion of the order that dismissed the claim for breach of duty of good faith and fair dealing. Both appeals are pending.

On November 3, 2023, Peloton filed a counterclaim alleging that Peloton was induced by fraud to enter into the Supply Agreement and seeking recission of the Supply Agreement and damages, among other forms of relief. On November 22, 2023, the Company answered Peloton’s counterclaim, denying the allegations in the counterclaim.

The total amount for damages claimed by MEC is substantial but the amount and timing of the ultimate recovery is uncertain. As a result, any recovery from this litigation or settlement of this claim is a contingent gain and will be recognized if, and when, realized or realizable.

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

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the twelve months ended December 31, 2023, 2022 and 2021, eligible employees elected to defer compensation of $490, $117 and $0, respectively. As of December 31, 2023 and 2022, the short-term portion accrued for all benefit years less than 12 months under this plan was $289 and $18,062, respectively. As of December 31, 2023 and 2022, the long-term portion accrued for all benefit years greater than 12 months under this plan was $3,816 and $3,132. Total expense (credit) for the deferred compensation plan for the twelve months ended December 31, 2023, 2022 and 2021 amounted to $942, ($3,051) and $812, respectively. These expenses (credits) are included in profit sharing, bonuses and deferred compensation on the Consolidated Statements of Comprehensive Income (Loss). Additionally, the Company made distributions of $18,520, $1,048 and $1,327 for the twelve months ended December 31, 2023, 2022 and 2021, respectively.

Note 11. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees and estimated unpaid claims. Since March 31, 2020, the Company has an aggregate stop loss limit to mitigate risk. Expense related to this contract were $20,292, $17,146 and $17,157 for the twelve months ended December 31, 2023, 2022 and 2021, respectively. An estimated accrued liability of $1,018 and $900 was recorded as of December 31, 2023 and December 31, 2022, respectively, for estimated unpaid claims and is included within other current liabilities on the Consolidated Balance Sheets.

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

Note 13. Fair value of financial instruments

Fair value provides information on what the Company may realize if certain assets were sold or might pay to transfer certain liabilities based upon an exit price. Financial assets and liabilities that are measured and reported at fair value are classified into a three-level hierarchy that prioritizes the inputs used in the valuation process. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The hierarchy is based on the observability and objectivity of the pricing inputs, as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data. Long-term debt is classified as a Level 2 fair value input.
●	Level 3 – Prices or valuation techniques that require significant unobservable data inputs. These inputs would normally be the Company’s own data and judgements about assumptions that market participants would use in pricing the asset or liability.

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

	Balance at	Fair Value Measurements at
	December 31,	Report Date Using
	2023	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$4,105	$4,105	$—	$—
Total	$4,105	$4,105	$—	$—

	Balance at	Fair Value Measurements at
	December 31,	Report Date Using
	2022	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$21,194	$21,194	$—	$—
Total	$21,194	$21,194	$—	$—

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

The Company’s contracts with customers are short-term in nature; therefore, revenue is typically recognized, billed and collected within a 12-month period. The following table reflects the changes in our contract assets and liabilities during the twelve months ended December 31, 2023, 2022 and 2021.

	Contract	Contract
	Assets	Liabilities
As of December 31, 2020	$3,126	$1,060
Net activity	824	1,658
As of December 31, 2021	3,950	2,718
Net activity	3,988	3,423
As of December 31, 2022	7,938	6,141
Net activity	(2,481)	(2,506)
As of December 31, 2023	$5,457	$3,635

Disaggregated Revenue

The following tables represents a disaggregation of revenue by product category and end market:

	Twelve Months Ended
	December 31,
Product Category	2023	2022	2021
Outdoor sports	$9,017	$9,498	$10,039
Fabrication	342,689	324,254	295,988
Performance structures	136,819	109,888	73,207
Tube	76,322	73,868	58,749
Tank	43,947	38,246	25,816
Total	608,794	555,754	463,799
Intercompany sales elimination	(20,369)	(16,362)	(8,973)
Total, net sales	$588,425	$539,392	$454,826

	Twelve Months Ended
	December 31,
End Market	2023	2022	2021
Commercial vehicle	$225,252	$212,992	156,488
Construction & access	105,228	111,525	92,298
Powersports	97,788	87,531	90,247
Agriculture	57,231	57,412	49,827
Military	37,311	24,831	24,147
Other	65,615	45,101	41,819
Total, net sales	$588,425	$539,392	454,826

Note 15. Common equity

At December 31, 2023, the authorized stock of the Company consisted of 75,000,000 shares of common stock without par value.

Changes in outstanding common shares are summarized as follows:

	2023	2022	2021
Beginning balance	20,172,746	20,335,934	20,059,390
Treasury stock purchases	(184,964)	(559,945)	(147,785)
Common stock issued (including share-based compensation impact)	322,802	396,757	424,329
Ending balance	20,310,584	20,172,746	20,335,934

Note 16. Earnings per share

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

A reconciliation of basic and diluted net income (loss) per share attributable to the Company were as follows:

	Twelve Months Ended December 31,
	2023	2022	2021
Net income (loss) attributable to MEC	$7,844	$18,727	$(7,451)
Average shares outstanding	20,415,157	20,399,737	20,404,543
Basic income (loss) per share	$0.38	$0.92	$(0.37)

Average shares outstanding	20,415,157	20,399,737	20,404,543
Effect of dilutive share-based compensation	283,813	282,891	426,434
Total potential shares outstanding	20,698,970	20,682,628	20,830,977
Diluted income (loss) per share	$0.38	$0.91	$(0.36)

Options in the money that were not included in the computation of diluted earnings per share because they would have had an antidilutive impact on earnings per share were as follows:

	Twelve Months Ended December 31,
	2023	2022	2021
Stock options	—	—	300,510

Note 17. Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales and net trade receivables:

				Accounts Receivable
	Net Sales			As of	As of
	Twelve Months Ended December 31,			December 31,	December 31,
	2023	2022	2021	2023	2022
Customer
A	15.0%	16.0%	14.1%	<10%	<10%
B	14.8%	17.2%	16.6%	12.6%	11.0%
C	10.6%	11.9%	10.8%	<10%	<10%
D	<10%	<10%	10.0%	<10%	<10%
E	<10%	<10%	<10%	12.7%	12.6%

Note 18. Stock-based compensation

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

Stock awards were granted on November 3, 2023, September 18, 2023, June 26, 2023, April 18, 2023, March 13, 2023, February 28, 2023, January 25, 2023, July 19, 2022, April 19, 2022, February 28, 2022, June 3, 2021, May 12, 2021 and February 28, 2021.

The Company’s stock-based compensation expense by award type is summarized as follows:

	Twelve Months Ended December 31,
	2023	2022	2021
Unit awards	$3,001	$2,490	$3,006
Option awards	1,484	1,269	1,956
Stock based compensation expense, net of tax	$4,485	$3,759	$4,962

A rollforward of unrecognized stock-based compensation expense is displayed in the table below. Unrecognized stock-based compensation expense as of December 31, 2023 will be expensed over the remaining requisite service period from which individual award values relate, up to November 3, 2025

	Units	Options	Total
Balance as of December 31, 2021	$1,676	$1,537	$3,213
Grants	4,426	2,573	6,999
Forfeitures	(1,873)	(1,791)	(3,664)
Expense	(2,490)	(1,269)	(3,759)
Balance as of December 31, 2022	1,739	1,050	2,789
Grants	4,465	2,585	7,050
Forfeitures	(899)	(638)	(1,537)
Expense	(3,001)	(1,484)	(4,485)
Balance as of December 31, 2023	$2,304	$1,513	$3,817

Units

A summary of the Company’s unit award activity is as follows:

	Twelve Months Ended December 31,
	2023		2022
		Weighted-Average		Weighted-Average
		Grant Date Fair		Grant Date Fair
	Number of Units	Value	Number of Units	Value
Nonvested, beginning of year	392,550	$9.52	354,906	$11.59
Grants	295,109	$15.22	477,277	$9.27
Forfeitures	(63,878)	$13.86	(167,641)	$11.18
Vested	(254,169)	$10.00	(271,992)	$10.76
Nonvested, end of year	369,612	$12.99	392,550	$9.52

Stock Options

A summary of the Company’s stock option award activity is as follows:

	Twelve Months Ended December 31,
	2023		2022
		Weighted-Average		Weighted-Average
	Number of Options	Exercise Price	Number of Options	Exercise Price
Nonvested, beginning of year	184,052	$13.51	526,895	$10.91
Grants	281,822	$14.79	479,947	$10.32
Forfeitures	(84,261)	$13.54	(309,863)	$11.30
Vested	(195,264)	$11.67	(512,927)	$9.18
Nonvested, end of year	186,349	$17.37	184,052	$13.51

As of December 31, 2023, there were 250,505, 696,041, 225,114 and 120,571 options issued and outstanding at exercise prices of $17.00, $7.12, $14.01 and $10.32 per share, respectively, with a remaining weighted average contractual life of 6.45 years. The intrinsic values of these outstanding options were $0, $7.30, $0.42 and $4.10, respectively, based on the Company’s stock price as of December 31, 2023.

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options which were $9.28 and $5.36 for those options granted during the years ended December 31, 2023 and 2022, respectively. The Company utilized the following assumptions in determining these fair values:

	Inputs
Assumptions	2023	2022	2021
Stock price at date of grant/exercise price	$14.12	$10.32	$14.01
Expected term (in years)	5.75	5.75	5.75
Estimated volatility	58.5%	55.3%	53.9%
Estimated risk-free rate of return	3.9%	1.9%	0.8%
Expected dividend yield	0.0%	0.0%	0.0%

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

Note 19. Restructuring

On November 2, 2023, as part of our efforts to optimize our operations, the Company restructured its operations team, eliminating the position of Chief Operating Officer (COO). For the twelve months ended December 31, 2023, the Company incurred severance costs of $855 which were recognized within cost of sales in the Consolidated Statements of Comprehensive Income (Loss) as of December 31, 2023. The operations team reorganization was finalized during the fourth quarter of the current period. The following table summarizes the activity related to the separation with the Company’s former COO through December 31, 2023:

Employee Severance
Reserve
Balance as of December 31, 2022	$—
Charges	855
Cash receipts (payments)	(855)
Balance as of December 31, 2023	$—

Note 20. Valuation and qualifying accounts

	Balance at			Balance at
	beginning of			end of
Description	period	Additions	Deductions	period
Year ended December 31, 2023
Allowance for doubtful accounts	$545	$447	$307	$685
Year ended December 31, 2022
Allowance for doubtful accounts	$631	$697	$784	$545
Year ended December 31, 2021
Allowance for doubtful accounts	$1,298	$751	$1,418	$631

Note 21. Subsequent events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements through March 6, 2024, the date on which the consolidated financial statements were available to be issued.

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

On July 1, 2023, the Company completed its acquisition of Mid-States Aluminum (MSA). Consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management elected to exclude an assessment of the effectiveness of the Company’s internal control over financial reporting related to MSA. Total assets and revenues of MSA that were excluded from management’s assessment constitute 19.4% of the Company’s total assets and 4.4% of total revenues as of and for the year ended December 31, 2023.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

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

Attestation Report of the Registered Public Accounting Firm (PCAOB ID No. 34)

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the Jumpstart Our Business Startups Act of 2012 for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is included under the captions “Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement for its 2024 annual meeting of shareholders (Proxy Statement) and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Item 1 of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation.

The information required by this Item is included under the captions “Corporate Governance – Transactions with Related Persons,” “Executive Compensation” and “2023 Director Compensation” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Principal Shareholders” in the Proxy Statement and is hereby incorporated by reference.

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2023:

Number of
securities
	Number of		remaining
	securities issued		available for
	or to be issued		future issuance
	upon vesting of	Weighted average	under equity
	units or exercise	exercise price of	compensation
	of outstanding	outstanding	plans (excluding
	options, warrants,	options, warrants	securities reflected
Plan Category	and rights	and rights (1)	in column (a))
Equity compensation plans approved by security holders (2)	2,890,808	$10.53	1,609,192
Equity compensation plans not approved by security holders	—	—	—
Total	2,890,808	$10.53	1,609,192
(1)	Represents weighted average exercise price of 1,292,231 outstanding options and does not take into account restricted stock units.
(2)	Consists of the Mayville Engineering Company, Inc. 2019 Omnibus Incentive Plan.

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

2

Unit Purchase Agreement, dated as of June 19, 2023, among Mayville Engineering Company, Inc. and the shareholders of Mid-States Aluminum Corp. (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed on June 21, 2023) [The disclosure schedules and similar attachments to this agreement are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedules or attachments to the Security and Exchange Commission upon request.]

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

10.14†

Form of Severance Agreement between Mayville Engineering Company, Inc. and each of Ryan F. Raber, Sean P. Leuba and Rachele M. Lehr (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 20, 2022).

10.15†

Form of Change in Control Employment and Severance Agreement between Mayville Engineering Company, Inc. and each of Ryan F. Raber, Sean P. Leuba and Rachele M. Lehr (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2020).

10.16†

Amended and Restated Credit Agreement, dated as of June 28, 2023, by and among Mayville Engineering Company, Inc., certain subsidiaries of Mayville Engineering Company, Inc. as guarantors, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on June 29, 2023).

10.17†*	Form of Performance Stock Unit Award Agreement (Employee) under the Mayville Engineering Company, Inc. 2019 Omnibus Incentive Plan
21*	List of Subsidiaries of Mayville Engineering Company, Inc.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Mayville Engineering Company, Inc. Compensation Recovery Policy.
99

Proxy Statement for the 2024 Annual Meeting of Shareholders. [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2023; except to the extent specifically incorporated by reference, the Proxy Statement for the 2024 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K].

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

MAYVILLE ENGINEERING COMPANY, INC.

Date: March 6, 2024	By:	/s/ Jagadeesh A. Reddy
Jagadeesh A. Reddy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jagadeesh A. Reddy	President, Chief Executive Officer (Principal Executive Officer) and Director	March 6, 2024
Jagadeesh A. Reddy

/s/ Todd M. Butz	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2024
Todd M. Butz

/s/ Allen J. Carlson	Director	March 6, 2024
Allen J. Carlson

/s/ Timothy L. Christen	Director	March 6, 2024
Timothy L. Christen

/s/ Steven L. Fisher	Director	March 6, 2024
Steven L. Fisher

/s/ Jennifer J. Kent	Director	March 6, 2024
Jennifer J. Kent

/s/ Robert L. McCormick	Director	March 6, 2024
Robert L. McCormick

/s/ Jay O. Rothman	Director	March 6, 2024
Jay O. Rothman