Form 10-Q
period 2024-03-31
Mayville Engineering Company, Inc.
filed 2024-05-08
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, the registrant had 20,526,787 shares of common stock, no par value per share, outstanding.

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

Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the SEC) on March 6, 2024, as such may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q (including this report) and the following:

●	Macroeconomic conditions, including inflation, elevated interest rates and recessionary concerns, as well as continuing supply chain constraints affecting some of our customers, labor availability and material cost pressures, have had, and may continue to have, a negative impact on our business, financial condition, cash flows and results of operations (including future uncertain impacts);
●	risks relating to developments in the industries in which our customers operate;
●	risks related to scheduling production accurately and maximizing efficiency;
●	our ability to realize net sales represented by our awarded business;
●	failure to compete successfully in our markets;
●	our ability to maintain our manufacturing, engineering and technological expertise;
●	the loss of any of our large customers or the loss of their respective market shares;
●	risks related to entering new markets;
●	our ability to recruit and retain our key executive officers, managers and trade-skilled personnel;
●	volatility in the prices or availability of raw materials critical to our business;
●	manufacturing risks, including delays and technical problems, issues with third-party suppliers, environmental risks and applicable statutory and regulatory requirements;
●	our ability to successfully identify or integrate acquisitions;
●	our ability to develop new and innovative processes and gain customer acceptance of such processes;
●	risks related to our information technology systems and infrastructure, including cybersecurity risk and data leakage risks;

●	geopolitical and economic developments, including foreign trade relations and associated tariffs;
●	results of legal disputes, including product liability, intellectual property infringement and other claims;
●	risks associated with our capital-intensive industry;
●	risks related to our treatment as an S Corporation prior to the consummation of our initial public offering of common stock; and
●	risks related to our employee stock ownership plan’s treatment as a tax-qualified retirement plan.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$314	$672
Receivables, net of allowances for doubtful accounts of $669 at March 31, 2024 and $685 at December 31, 2023	70,331	57,445
Inventories, net	66,106	67,782
Tooling in progress	5,232	5,457
Prepaid expenses and other current assets	3,523	3,267
Total current assets	145,506	134,623
Property, plant and equipment, net	172,095	175,745
Goodwill	92,650	92,650
Intangible assets, net	56,934	58,667
Operating lease assets	31,018	32,233
Other long-term assets	1,698	2,743
Total assets	$499,901	$496,661
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$54,457	$46,526
Current portion of operating lease obligation	5,010	5,064
Accrued liabilities:
Salaries, wages, and payroll taxes	6,131	6,368
Profit sharing and bonus	1,455	3,107
Other current liabilities	12,093	10,644
Total current liabilities	79,146	71,709
Bank revolving credit notes	139,817	147,493
Operating lease obligation, less current maturities	27,532	28,606
Deferred compensation, less current portion	4,182	3,816
Deferred income tax liability	12,847	12,606
Other long-term liabilities	2,340	2,453
Total liabilities	$265,864	$266,683
Commitments and contingencies (see Note 9)
Common shares, no par value, 75,000,000 authorized, 22,009,409 shares issued at March 31, 2024 and 21,853,477 at December 31, 2023	—	—
Additional paid-in-capital	206,191	205,373
Retained earnings	37,359	34,118
Treasury shares at cost, 1,542,893 shares at March 31, 2024 and December 31, 2023	(9,513)	(9,513)
Total shareholders’ equity	234,037	229,978
Total	$499,901	$496,661

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except share amounts and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net sales	$161,269	$142,645
Cost of sales	140,336	126,268
Amortization of intangible assets	1,733	1,738
Profit sharing, bonuses, and deferred compensation	3,800	3,003
Other selling, general and administrative expenses	7,769	6,966
Income from operations	7,631	4,670
Interest expense	(3,356)	(1,658)
Income before taxes	4,275	3,012
Income tax expense	1,034	441
Net income and comprehensive income	$3,241	$2,571

Earnings per share:
Basic	$0.16	$0.13
Diluted	$0.16	$0.12

Weighted average shares outstanding:
Basic	20,485,933	20,315,338
Diluted	20,700,046	20,749,948

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,241	$2,571
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,521	6,142
Amortization	1,733	1,738
Allowance for doubtful accounts	(16)	27
Inventory excess and obsolescence reserve	(247)	11
Stock-based compensation expense	1,157	1,066
Loss (gain) on disposal of property, plant and equipment	2	(138)
Deferred compensation	316	(163)
Non-cash lease expense	1,215	1,286
Other non-cash adjustments	69	83
Changes in operating assets and liabilities:
Accounts receivable	(12,870)	(16,265)
Inventories	1,923	2,749
Tooling in progress	225	(100)
Prepaids and other current assets	(199)	110
Accounts payable	6,727	(2,290)
Deferred income taxes	1,159	441
Operating lease obligations	(1,128)	(1,206)
Accrued liabilities	(203)	(2,105)
Net cash provided by (used in) operating activities	10,625	(6,043)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,775)	(2,408)
Proceeds from sale of property, plant and equipment	107	153
Net cash used in investing activities	(2,668)	(2,255)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	119,351	119,700
Payments on bank revolving credit notes	(127,026)	(110,360)
Repayments of other long-term debt	(195)	(286)
Shares withheld for employees' taxes	(683)	(661)
Payments on finance leases	(107)	(96)
Proceeds from the exercise of stock options	345	—
Net cash provided by (used in) financing activities	(8,315)	8,297
Net decrease in cash and cash equivalents	(358)	(1)
Cash and cash equivalents at beginning of period	672	127
Cash and cash equivalents at end of period	$314	$126

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,094	$112
Cash paid for taxes	$2	$—
Non-cash property, plant & equipment, net	$1,650	$1,534
Non-cash 401(k) contribution of treasury stock	$—	$2,500

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2023	$205,373	$(9,513)	$34,118	$229,978
Net income	—	—	3,241	3,241
Stock-based compensation	1,157	—	—	1,157
Stock options exercised net of employee tax withholding	185	—	—	185
Restricted stock units net of employee tax withholding	(524)	—	—	(524)
Balance as of March 31, 2024	$206,191	$(9,513)	$37,359	$234,037

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2022	$200,945	$(9,352)	$26,274	$217,867
Net income	—	—	2,571	2,571
401(k) plan contribution	—	2,500	—	2,500
Purchase of treasury stock	—	(661)	—	(661)
Stock-based compensation	1,066	—	—	1,066
Balance as of March 31, 2023	$202,011	$(7,513)	$28,845	$223,343

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These interim unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K. A summary of the Company’s significant accounting policies is included in the Company’s 2023 financial statements in the Annual Report on Form 10-K. The Company followed these policies in preparation of the interim unaudited Condensed Consolidated Financial Statements except for new accounting pronouncements adopted as described below.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures, amending Accounting Standards Codification (ASC) 740, Income Taxes. The amendment is intended to enhance the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments require that on an annual basis, entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments require that entities disclose additional information about income taxes paid as well as additional disclosures of pretax income and income tax expense and remove the requirement to disclose certain items that are no longer considered cost beneficial or relevant. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively and allows for early adoption. The Company is evaluating the potential impact of this guidance on the consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, amending ASC 280, Segment Reporting. The amendment is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after

December 15, 2023 and for interim periods after December 15, 2024. Early adoption is permitted and may be applied prospectively or retrospectively. The Company is evaluating the potential impact of this guidance on the consolidated financial statements.

Note 2. Acquisition

On July 1, 2023, the Company completed its acquisition of Mid-States Aluminum (MSA). The acquisition was consummated in accordance with terms and conditions of the certain Unit Purchase Agreement, dated as of June 19, 2023, among the Company and shareholders of MSA. The purchase price of the acquisition was $95,945, subject to adjustments for the amount of cash, indebtedness, net working capital and certain expenses of MSA as of the closing. At the closing of the acquisition, the Company applied an estimate of the adjustments and paid total net consideration of $90,002. The Company financed the acquisition by borrowing under its amended and restated credit agreement, as described in Note 4 – Debt in the Notes to Condensed Consolidated Financial Statements.

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

Inventory was valued at its estimated fair value, which is defined as expected sales price, less costs to sell, plus a reasonable margin for selling effort. The valuation resulted in an inventory fair value step-up of $891 and was fully expensed and reflected in cost of sales on the Condensed Consolidated Statements of Comprehensive Income during the three months ended September 30, 2023.

Property, plant and equipment was valued at its estimated fair value using the cost, market and sales comparison approaches. The valuation resulted in a property, plant and equipment fair value step-up of $21,157. Depreciation on property, plant and equipment is computed on a straight-line basis over the estimated useful life of the respective assets.

The Company also recorded $17,700 of customer relationships intangible assets with an estimated useful life of 17 years and $4,900 of developed technology intangible assets with an estimated useful life of 7 years. The purchase price allocated to these assets was based on management’s forecasted cash inflows and outflows and using a relief from royalty method for developed technologies and the multi-period excess earnings method for customer relationships. Amortization expense related to these intangible assets is recorded on a straight-line basis and reflected in amortization of intangible expenses on the Condensed Consolidated Statements of Comprehensive Income.

The purchase price of MSA exceeded the preliminary estimated fair value of identifiable net assets and accordingly, the difference was allocated to goodwill, which is not tax deductible.

The Company believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the purchase price allocations are preliminary as we continue to gather the necessary information to finalize our fair value estimates and provisional amounts. Provisional amounts include items related to working capital adjustments, intangibles, indemnification of assets and liabilities and deferred taxes. As of December 31, 2023, the Company finalized the net working capital adjustment in conjunction with the fair value estimates for assets acquired, liabilities assumed, identifiable assets and the net income tax provision. Since its preliminary estimates, the Company adjusted the purchase price by ($1,084) related to working capital adjustments. The offsetting adjustment was primarily related to goodwill.

The Company has recorded preliminary estimates for the items noted in the preceding paragraph and will record adjustments, if an, to the preliminary amounts upon finalization of the respective valuations. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as possible but no later than one year from the acquisition date.

Pro Forma Financial Information (Unaudited)

In accordance with ASC 805, the following unaudited pro forma combined results of operations have been prepared and presented to give effect to the MSA acquisition as if it had occurred on January 1, 2023, the beginning of the comparable period, applying certain assumptions and pro forma adjustments. These pro forma adjustments primarily relate to the estimated depreciation expense associated with the fair value of the acquired property, plant and equipment, amortization of identifiable intangible assets, interest expense related to additional debt needed to fund the acquisition, and the tax impact of these adjustments. Additionally, the pro forma adjustments include non-recurring expenses related to transaction costs and the sale of stepped-up inventory. The unaudited pro forma consolidated results are provided for illustrative purposes only, are not indicative of the Company’s actual consolidated results of operations or consolidated financial position and do not reflect any revenue and operating synergies or cost savings that may result from the acquisition.

Three Months Ended
March 31,
2023
Net sales	$158,720
Net income	$1,384

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

Inventories as of March 31, 2024 and December 31, 2023 consist of:

	March 31,	December 31,
	2024	2023
Finished goods and purchased parts	$29,862	$31,489
Raw materials	25,238	25,929
Work-in-process	11,006	10,363
Total	$66,106	$67,782

Property, plant and equipment

Property, plant and equipment as of March 31, 2024 and December 31, 2023 consist of:

	Useful Lives	March 31,	December 31,
	Years	2024	2023
Land	Indefinite	$2,640	$2,640
Land improvements	15-39	4,378	4,378
Building and building improvements	15-39	81,558	79,682
Machinery, equipment and tooling	3-10	300,627	295,960
Vehicles	5	4,452	4,571
Office furniture and fixtures	3-7	22,089	21,325
Construction in progress	N/A	6,303	9,779
Total property, plant and equipment, gross		422,047	418,335
Less accumulated depreciation		249,952	242,590
Total property, plant and equipment, net		$172,095	$175,745

Depreciation expense was $7,521 and $6,142 for the three months ended March 31, 2024 and 2023, respectively.

Goodwill

There were no changes to the goodwill balance of $92,650 between December 31, 2023 and March 31, 2024.

Intangible Assets

The following is a listing of definite-lived intangible assets, the useful lives in years (amortization period) and accumulated amortization as of March 31, 2024 and December 31, 2023:

		March 31, 2024
	Useful Lives	Gross Carrying	Accumulated
	Years	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships and contracts	9-17	$96,040	$54,266	$41,774
Trade name	10	14,780	7,816	6,964
Non-compete agreements	5	8,800	8,800	—
Developed technology	7	4,900	525	4,375
Patents	19	24	14	10
Total intangible assets, net		$124,544	$71,421	$53,123

		December 31, 2023
	Useful Lives	Gross Carrying	Accumulated
	Years	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships and contracts	9-17	$96,040	$53,078	$42,962
Trade name	10	14,780	7,446	7,334
Non-compete agreements	5	8,800	8,800	—
Developed technology	7	4,900	350	4,550
Patents	19	24	14	10
Total intangible assets, net		$124,544	$69,688	$54,856

Additionally, the Company reported an indefinite lived non-amortizable brand name asset with a balance of $3,811 as of March 31, 2024 and December 31, 2023.

Changes in intangible assets between December 31, 2023 and March 31, 2024 consist of:

Balance as of December 31, 2023	$58,667
Amortization expense	(1,733)
Balance as of March 31, 2024	$56,934

For the three months ended March 31, 2024 and 2023, amortization expense was $1,733 and $1,738, respectively.

Future amortization expense is expected to be as followed:

Year ending December 31,
2024 (remainder)	$5,200
2025	$6,933
2026	$6,933
2027	$6,933
2028	$6,877
Thereafter	$20,247

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

At March 31, 2024, our consolidated total leverage ratio was 1.98 to 1.00 as compared to a covenant maximum of 4.00 to 1.00 under the Credit Agreement.

At March 31, 2024, our consolidated interest coverage ratio was 4.87 to 1.00 as compared to a covenant minimum of 3.00 to 1.00 under the Credit Agreement.

Under the Credit Agreement, interest is payable quarterly at the adjusted secured overnight financing rate (SOFR) plus an applicable margin based on the current consolidated total leverage ratio. The interest rate was 7.68% and 7.71% as of March 31, 2024 and December 31, 2023, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.30% as of March 31, 2024 and December 31, 2023.

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

The Company was in compliance with all financial covenants of its credit agreements as of March 31, 2024 and December 31, 2023. The amount borrowed on the revolving credit notes was $139,817 and $147,493 as of March 31, 2024 and December 31, 2023, respectively.

Other Debt

With the consummation of the MSA acquisition, the Company assumed a Fond du Lac County and Fond du Lac Economic Development Corporation term note (Fond du Lac Term Note). The Fond du Lac Term Note is secured by a security agreement, payable in annual installments of $500 plus interest at 2.00% and is due in full in December 2028. The balance outstanding as of March 31, 2024 and December 31, 2023 was $2,375. The short-term and long-term balance of $500 and $1,875, respectively, are recorded in other current liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets.

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

The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2024	2023
Finance lease cost:
Amortization of finance lease assets	$104	$94
Interest on finance lease liabilities	8	11
Total finance lease expense	112	105
Operating lease expense	1,340	1,286
Short-term lease expense	152	139
Variable lease expense	52	69
Lease income (1)	(532)	(631)
Total lease expense	$1,124	$968
(1)	The Company subleased a portion of its Hazel Park, MI facility starting in June 2022. Lease income for the three months ended March 31, 2024 and 2023 was $532 and $631, respectively.

Lease related supplemental cash flow information:

	Three Months Ended
	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities for finance leases:
Operating cash flows	$8	$11
Financing cash flows	$107	$96

Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$1,481	$1,425

Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	$134	$—
Finance leases	$1	$—

Note 6. Employee stock ownership plan

Under the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (ESOP), the Company can make annual discretionary contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company subject to the Board of Directors’ approval. For the three months ended March 31, 2024 and 2023, the Company recorded no ESOP expense.

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

As of March 31, 2024 and December 31, 2023, the ESOP shares consisted of 3,732,076 and 4,062,583 in allocated shares, respectively.

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

The Company provides a 50% match for employee contributions, up to 6%. For the three months ended March 31, 2024 and 2023, the Company’s employer match expense was $1,053 and $874, respectively. Additionally, the 401(k) Plan provides for employer discretionary profit-sharing contributions and the Board of Directors may authorize discretionary profit-sharing contributions (which are usually approved at the end of each calendar year). For the three months ended March 31, 2024 and 2023, the Company’s estimated discretionary profit-sharing expense was $0.

Note 8. Income taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate and adjusted for discrete taxable events that may occur in the quarter. As the year progresses, the Company will refine its estimate based on facts and circumstances by each tax jurisdiction.

Income tax expense was $1,034 and $441, and the effective tax rate (ETR) was 24.19% and 14.65% for the three months ended March 31, 2024 and 2023, respectively. Our ETR is different from the expected tax rate due to state taxes, non-deductible items, research and development credits and excess tax benefit associated with stock-based compensation items.

Uncertain Tax Positions

Based on the Company’s evaluation, it has been concluded that there is one unrecognized tax benefit requiring recognition in its financial statements as of March 31, 2024. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next twelve months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. At March 31, 2024 and December 31, 2023, a total of $805 and $771 of unrecognized tax benefits would, if recognized, impact the Company’s ETR.

The Company files income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. Federal tax returns for tax years beginning January 1, 2020, and state tax returns beginning January 1, 2019, are open for examination.

Note 9. Commitments and contingencies

Litigation

On August 4, 2022, the Company filed a lawsuit against Peloton Interactive, Inc. (“Peloton”) in the Supreme Court of the State of New York, New York County. The lawsuit arises from a March 2021 Supply Agreement between the parties, pursuant to which MEC was to manufacture and supply custom component parts for Peloton’s exercise bikes (the “Manufacturing Project”). In the lawsuit, the Company originally asserted two claims (1) breach and anticipatory repudiation of contract and (2) breach of the duty of good faith and fair dealing (pleaded in the alternative). In January 2023, in response to Peloton’s motion to dismiss, the court allowed the first claim to proceed and dismissed the alternative claim. In the remaining claim, MEC asserts that Peloton breached and anticipatorily repudiated the Supply Agreement by unilaterally cancelling the Manufacturing Project, and refusing to pay MEC certain monthly fixed revenue payments owed under the terms of the Supply Agreement. The parties cross-appealed the court’s order on the motion to dismiss – Peloton appealed the portion of the order that denied the motion to dismiss the claim for breach and anticipatory repudiation of contract and MEC appealed the portion of the order that dismissed the claim for breach of duty of good faith and fair dealing. On April 11, 2024, the First Department, Appellate Division issued a decision and order affirming the court’s order on the motion to dismiss and affirming the court’s dismissal of the alternate claim of good faith and fair dealing.

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

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the three months ended March 31, 2024 and 2023, eligible employees elected to defer compensation of $365 and $236, respectively. As of March 31, 2024 and December 31, 2023, the short-term portion accrued for all benefit years less than twelve months under this plan was $239 and $289, respectively. As of March 31, 2024 and December 31, 2023, the long-term portion accrued for all benefit years greater than twelve months under this plan was $4,182 and $3,816. These amounts include the initial deferral of compensation and were adjusted for changes in the value of investment options chosen by the participants. Total expense for the deferred compensation plan for the three months ended March 31, 2024 and 2023 was $237 and $560, respectively. These expenses are included in profit-sharing, bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income. Additionally, the Company made cash distributions of $286 and $958 for the three months ended March 31, 2024 and 2023, respectively.

Note 11. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees, and estimated unpaid claims. The Company has an aggregate stop loss limit to mitigate risk. Expenses related to this were $6,169 and $4,634 for the three months ended March 31, 2024 and 2023. An estimated accrued liability of $1,384 and $1,018 was recorded as of March 31, 2024 and December 31, 2023, respectively, for estimated unpaid claims and is included within other current liabilities on the Condensed Consolidated Balance Sheets.

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

Note 13. Fair value of financial instruments

Fair value provides information on what the Company may realize if certain assets were sold or might pay to transfer certain liabilities based upon an exit price. Financial assets and liabilities that are measured and reported at fair value are classified into a three-level hierarchy that prioritizes the inputs used in the valuation process. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The hierarchy is based on the observability and objectivity of the pricing inputs as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data. Long-term debt is classified as a Level 2 fair value input.
●	Level 3 – Prices or valuation techniques that require significant unobservable data inputs. These inputs would normally be the Company’s own data and judgements about assumptions that market participants would use in pricing the asset or liability.

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

	Balance at	Fair Value Measurements at
	March 31,	Report Date Using
	2024	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$4,421	$4,421	$—	$—
Total	$4,421	$4,421	$—	$—

	Balance at	Fair Value Measurements at
	December 31,	Report Date Using
	2023	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$4,105	$4,105	$—	$—
Total	$4,105	$4,105	$—	$—

Fair value measurements for the Company’s cash and cash equivalents are classified based upon Level 1 measurements because such measurements are based upon quoted market prices in active markets for identical assets.

Accounts receivable, accounts payable, long-term debt and accrued liabilities are recorded in the Condensed Consolidated Balance Sheets at cost and approximate fair value.

Deferred compensation liabilities are recorded at amounts due to participants at the time of deferral. Deferrals are invested in an investment vehicle based on the options made available to the participant, considered to be Level 1 and Level 2 on the fair value hierarchy, with the current balance all as Level 1. The change in fair value is recorded in the profit-sharing, bonuses, and deferred compensation line item on the Condensed Consolidated Statements of Comprehensive Income. The short-term and long-term balances due to participants are reflected on the other current liabilities and deferred compensation, less current portion, line items, respectively, on the Condensed Consolidated Balance Sheets.

The Company’s non-financial assets such as goodwill, intangible assets and property, plant, and equipment are re-measured at fair value when there is an indication of impairment and adjusted only when an impairment charge is recognized. There was no impairment recognized as of the quarter end March 31, 2024.

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

A reconciliation of basic and diluted net income per share attributable to the Company were as follows:

	March 31,
	2024	2023
Net income attributable to MEC	$3,241	$2,571
Average shares outstanding	20,485,933	20,315,338
Basic income per share	$0.16	$0.13

Average shares outstanding	20,485,933	20,315,338
Effect of dilutive stock-based compensation	214,113	434,610
Total potential shares outstanding	20,700,046	20,749,948
Diluted income per share	$0.16	$0.12

There were no options in the money that were excluded in the computation of diluted earnings per share for the three months ended March 31, 2024 and 2023 because they would have had an anti-dilutive impact on earnings per share.

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

The Company’s contracts with customers are short-term in nature; therefore, revenue is typically recognized, billed and collected within a twelve-month period. The following table reflects the changes in our contract assets and liabilities during the three months ended March 31, 2024:

	Contract	Contract
	Assets	Liabilities
As of December 31, 2023	$5,457	$3,635
Net activity	(225)	(538)
As of March 31, 2024	$5,232	$3,097

Disaggregated Revenue

The following tables represent a disaggregation of revenue by product category and end market:

	Three Months Ended
	March 31,
Product Category	2024	2023
Outdoor sports	$2,159	$2,305
Fabrication	90,914	87,001
Performance structures	45,770	26,675
Tube	19,074	20,352
Tank	11,076	11,119
Total	168,993	147,452
Intercompany sales elimination	(7,724)	(4,807)
Total, net sales	$161,269	$142,645

	Three Months Ended
	March 31,
End Market	2024	2023
Commercial vehicle	$58,954	$59,155
Construction & access	28,446	26,507
Powersports	30,291	24,098
Agriculture	14,958	14,451
Military	7,952	8,569
Other	20,668	9,866
Total, net sales	$161,269	$142,645

Note 16. Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales or net trade receivables:

	Net Sales		Accounts Receivable
	Three Months Ended		As of	As of
	March 31,		March 31,	December 31,
	2024	2023	2024	2023
Customer
A	16.6%	15.3%	11.8%	<10%
B	14.0%	15.6%	11.6%	12.6%
C	<10%	12.1%	<10%	<10%
D	<10%	<10%	13.0%	12.7%

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

The Company recognizes stock-based compensation using the fair value provisions prescribed by ASC 718, Compensation – Stock Compensation. Accordingly, compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of the stock-based instrument at the time of grant and are recognized as expense over the vesting period of the stock-based instrument. Our stock-based compensation consists of stock options, restricted stock units (RSUs) and performance stock units (PSUs). For all types of units, fair value is equivalent to the adjusted closing stock price at the date of the grant. The Black-Scholes option pricing model is utilized to determine fair value for options.

The actual number of PSUs, if any, to be earned by the award recipients is determined after the end of a performance measurement period. The performance measures include Adjusted EBITDA, which represents net income before interest expense, provision for income taxes, depreciation, amortization, stock-based compensation, legal costs due to the former fitness customer and adjusted for items to be determined unusual in nature or infrequent in occurrence, for the year ended December 31, 2026, and the average annual return on invested capital (ROIC), for the three-years ended December 31, 2024, 2025 and 2026, respectively. ROIC represents net operating profit after taxes divided by invested capital for an annual period. These performance targets are subject to adjustments or exclusions as deemed appropriate to account for extraordinary or unanticipated events that do not reflect the core business of the Company, and have been set for each of the minimum, target and maximum levels with the actual performance amount received determined by the Compensation Committee of the Board of Directors.

Cancellations and forfeitures are accounted for as incurred.

Stock awards were granted on March 15, 2024, November 3, 2023, September 18, 2023, June 26, 2023, April 18, 2023, March 13, 2023, February 28, 2023 and January 25, 2023.

During the three months ended March 31, 2024, 154,372 RSUs vested. For the same period, 206,524 options vested with a weighted average strike price of $13.54. During the three months ended March 31, 2023, 132,433 RSUs vested. For the same period, 197,597 options vested with a strike price of $11.65.

As of March 31, 2024, 1,222,302 options remained outstanding with a weighted average strike price of $11.36 and a weighted average contractual life of 7.40 years remaining.

The Company’s stock-based compensation expense by award type is summarized as follows:

	Three Months Ended
	March 31,
	2024	2023
RSU awards	$789	$715
PSU awards	20	—
Option awards	348	351
Stock-based compensation expense, net of tax	$1,157	$1,066

A roll-forward of unrecognized stock-based compensation expense is displayed in the table below. Unrecognized stock-based compensation expense as of March 31, 2024 will be expensed over the remaining requisite service period from which individual award values relate, up to March 15, 2027.

	RSUs	PSUs	Options	Total
Balance as of December 31, 2023	$2,304	$—	$1,513	$3,817
Grants	4,423	1,423	—	5,846
Forfeitures	(32)	—	—	(32)
Expense	(789)	(20)	(348)	(1,157)
Balance as of March 31, 2024	$5,906	1,403	$1,165	$8,474

Note 18. Common Equity

At March 31, 2024 the authorized stock of the Company consisted of 75,000,000 shares of common stock without par value.

Changes in outstanding common shares are summarized as follows:

Shares
Outstanding
Shares as of December 31, 2022	20,172,746
Treasury stock purchases	(41,148)
Common stock issued (including stock-based compensation impact)	290,432
Balance as of March 31, 2023	20,422,030

Shares
Outstanding
Balance as of December 31, 2023	20,310,584
Treasury stock purchases	—
Common stock issued (including stock-based compensation impact)	155,932
Balance as of March 31, 2024	20,466,516

Note 19. Subsequent events

The Company has evaluated subsequent events since March 31, 2024, the date of these financial statements. There were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in the understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 and our unaudited Condensed Consolidated Financial Statements and the notes thereto included in Part I, Item I of this Quarterly Report on Form 10-Q. In this discussion, we use certain non-GAAP financial measures. Explanation of these non-GAAP financial measures and reconciliation to the most directly comparable GAAP financial measures are included in this Management Discussion and Analysis of Financial Condition and Results of Operations. Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.

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

Adjusted EBITDA represents EBITDA before stock-based compensation expense and legal costs due to the former fitness customer. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin as management uses these measures as key performance indicators, and we believe they are measures frequently used by securities analysts, investors and other parties to evaluate companies in our industry. These measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP.

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

	Three Months Ended
	March 31,
	2024	2023
Net income and comprehensive income	$3,241	$2,571
Interest expense	3,356	1,658
Provision for income taxes	1,034	441
Depreciation and amortization	9,254	7,880
EBITDA	16,885	12,550
Stock-based compensation expense (1)	1,157	1,066
Legal costs due to former fitness customer (2)	479	224
Adjusted EBITDA	$18,521	$13,840
Net sales	$161,269	$142,645
EBITDA Margin	10.5%	8.8%
Adjusted EBITDA Margin	11.5%	9.7%
(1)	Non-cash employee compensation based on the value of common stock issued pursuant to the 2019 Omnibus Incentive Plan.
(2)	Legal costs associated with the enforcement of the Company’s supply contract with the former fitness customer.

Consolidated Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three Months Ended March 31,
	2024		2023		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$161,269	100.0%	$142,645	100.0%	$18,624	13.1%
Cost of sales	140,336	87.0%	126,268	88.5%	14,068	11.1%
Manufacturing margins	20,933	13.0%	16,377	11.5%	4,556	27.8%
Amortization of intangible assets	1,733	1.1%	1,738	1.2%	(5)	(0.3)%
Profit sharing, bonuses and deferred compensation	3,800	2.4%	3,003	2.1%	797	26.5%
Other selling, general and administrative expenses	7,769	4.8%	6,966	4.9%	803	11.5%
Income from operations	7,631	4.7%	4,670	3.3%	2,961	63.4%
Interest expense	(3,356)	2.1%	(1,658)	1.2%	1,698	102.4%
Provision for income taxes	1,034	0.6%	441	0.3%	593	134.5%
Net income and comprehensive income	$3,241	2.0%	$2,571	1.8%	$670	26.1%
EBITDA	$16,885	10.5%	$12,550	8.8%	$4,335	34.5%
Adjusted EBITDA	$18,521	11.5%	$13,840	9.7%	$4,681	33.8%

Net Sales. Net sales were $161,269 for the three months ended March 31, 2024 as compared to $142,645 for the three months ended March 31, 2023, an increase of $18,624, or 13.1%. This increase was primarily driven by the acquisition of MSA in the third quarter of 2023 and increased organic sales volumes within our construction & access and powersports end markets, partially offset by softening demand in our legacy agriculture end market and the roll-off of certain military aftermarket programs at the end of 2023.

Manufacturing Margins. Manufacturing margins were $20,933 for the three months ended March 31, 2024 as compared to $16,377 for the three months ended March 31, 2023, an increase of $4,556, or 27.8%. The increase was primarily driven by the increased organic sales volumes, the MSA acquisition, MEC Business Excellence (MBX) initiatives and commercial pricing actions.

Manufacturing margin percentages were 13.0% for the three months ended March 31, 2024, as compared to 11.5% for the three months ended March 31, 2023, an increase of 1.5%. The increase was attributable to the items discussed in the preceding paragraph.

Amortization of Intangibles Assets. Amortization of intangible assets were $1,733 for the three months ended March 31, 2024 as compared to $1,738 for the three months ended March 31, 2023, a decrease of $5, or 0.3%. The slight decrease was due to the full amortization of certain intangibles offset by the amortization expense associated with the identifiable intangible assets from the MSA acquisition. Refer to Note 2 – Acquisition of the Condensed Consolidated Financial Statements for additional information related to the MSA identifiable intangible assets.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit-sharing, bonuses, and deferred compensation expenses were $3,800 for the three months ended March 31, 2024 as compared to $3,003 for the three months ended March 31, 2023, an increase of $797, or 26.5%. The increase was primarily due to the addition of plan participants as a result of the MSA acquisition and higher bonus accruals aligning with Company financial performance.

Other Selling, General and Administrative (SG&A) Expenses. Other selling, general and administrative expenses were $7,769 for the three months ended March 31, 2024 as compared to $6,966 for the three months ended March 31, 2023, an increase of $803, or 11.5%. The increase was predominantly attributable to legal costs associated with the litigation against the former fitness customer, incremental costs associated with the MSA acquisition, higher costs related to compliance requirements and annual wage inflation.

Interest Expense. Interest expense was $3,356 for the three months ended March 31, 2024 as compared to $1,658 for the three months ended March 31, 2023, an increase of $1,698, or 102.4%. The change is due to higher interest rates and an increase in borrowings. The increase in borrowings relative to the prior year period is due to the acquisition of MSA, which closed on July 1, 2023.

Provision for Income Taxes. Income tax expense was $1,034 for the three months ended March 31, 2024 as compared to $441 for the three months ended March 31, 2023. The increase of $593 is primarily due to higher net income and comprehensive income in the current year period. Refer to Note 8 – Income Taxes of the Condensed Consolidated Financial Statements for further details.

Due to the factors described in the preceding paragraphs, net income, comprehensive income, EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin increased during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Liquidity and Capital Resources

Cash Flows Analysis

	Three Months Ended
	March 31,		Increase (Decrease)
	2024	2023	$ Change	% Change
Net cash provided by (used in) operating activities	$10,625	$(6,043)	16,668	NM
Net cash used in investing activities	(2,668)	(2,255)	(413)	(18)%
Net cash provided by (used in) financing activities	(8,315)	8,297	(16,612)	NM
Net change in cash	$(358)	$(1)	$(357)	(35,700)%

Operating Activities. Cash provided by operating activities was $10,625 for the three months ended March 31, 2024, as compared to cash used by operating activities of $6,043 for the three months ended March 31, 2023. The $16,668 increase in operating cash flows was primarily due to changes in net working capital items, most notably, an increase in accounts payable as the Company continues to extend payment terms with its suppliers, lesser of an increase in accounts receivable as a result of the Company’s ongoing collections efforts and ability to shorten payment terms with a key customer, and beneficial changes in a variety of other accrued liabilities as compared to the same prior year period.

Investing Activities. Cash used in investing activities was $2,668 for the three months ended March 31, 2024, as compared to $2,255 for the three months ended March 31, 2023. The $413 increase in cash used in investing activities was driven by a slight increase in capital expenditures, prioritizing investments in high-return, capital-light growth and automation advancements.

Financing Activities. Cash used in financing activities was $8,315 for the three months ended March 31, 2024, as compared to cash provided by financing activities of $8,297 for the three months ended March 31, 2023. The $16,612 decrease was mainly due to debt repayments in excess of borrowings during the current year period as compared to borrowings in excess of debt repayments in the prior year period in relation to the Company’s revolving credit facility.

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

At March 31, 2024, the interest rate on outstanding borrowings under the Revolving Loan was 7.68%. We had availability of $110,183 under the revolving credit facility at March 31, 2024.

We must pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Credit Agreement. We must also pay fees as specified in the Fee Letter (as defined in the Credit Agreement) and with respect to any letters of credit issued under the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness; create, incur, assume or suffer to exist liens; make certain investments; allow our subsidiaries to merge or consolidate with another entity; make certain asset dispositions; pay certain dividends or other distributions to shareholders; enter into transactions with affiliates; enter into sale leaseback transactions; and exceed the limits on annual capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum interest coverage ratio of 3.00 to 1.00. At March 31, 2024, our interest coverage ratio was 4.87 to 1.00. The Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 4.00 to 1.00 (which was increased as of July 1, 2023 from 3.50 to 1.00 in connection with the acquisition of MSA). As of March 31, 2024, our consolidated total leverage ratio was 1.98 to 1.00.

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

Other Debt

With the consummation of the MSA acquisition, the Company assumed a Fond du Lac County and Fond du Lac Economic Development Corporation term note (Fond du Lac Term Note). The Fond du Lac Term Note is secured by a security agreement, payable in annual installments of $500 plus interest at 2.00% and is due in full in December 2028. The balance outstanding as of March 31, 2024 was $2,735, with the short-term and long-term balance of $500 and $1,875, respectively, recorded in other current liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets.

Capital Requirements and Sources of Liquidity

During the three months ended March 31, 2024 and 2023, our capital expenditures were $2,775 and $2,408 respectively. The increase of $367 was driven by continued investments in technology and automation. Capital expenditures for the full year 2024 are expected to be between $15,000 and $20,000.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. At March 31, 2024, we had immediate availability of $110,183 through our revolving credit facility and the availability of incremental facilities to the greater of $100,000 and 125% of the Company’s twelve month trailing Consolidated EBITDA through an accordion feature under our Credit Agreement, subject to the covenants under the Credit Agreement. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital. We will continue to have access to the availability currently provided under the Credit Agreement as long as we remain compliant with the financial covenants. Based on our estimates at this time, we expect to be in compliance with these financial covenants through 2024 and the foreseeable future.

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

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at March 31, 2024:

		Payments Due by Period
	Total	2024 (Remainder)	2025 – 2026	2027 – 2028	Thereafter
Long-term debt principal payment obligations (1)	$142,192	$500	$1,000	$140,692	$—
Equipment financing agreements (2)	111	111	—	—	—
Forecasted interest on debt payment obligations (3)	29,599	7,209	12,840	9,550	—
Finance lease obligations (4)	846	352	441	53	—
Operating lease obligations (4)	36,151	4,400	10,188	9,907	11,656
Total	$208,899	$12,572	$24,469	$160,202	$11,656
(1)	Principal payments under the Company’s Credit Agreement, which expires in 2028 and the Fond du Lac Term Note, which is due in full in December 2028.
(2)	Financing agreements entered into to purchase manufacturing equipment. Current and long-term portions are classified in other current liabilities and other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets.
(3)	Forecasted interest on debt obligations are based on the debt balance, interest rate, and unused fee of the Company’s revolving credit facility, debt balance and interest rate of the Company’s Fond due Lac Term Note and the debt balances and interest rates of the Company’s equipment finance agreements as of March 31, 2024.
(4)	See Note 5 – Leases in the Notes to Condensed Consolidated Financial Statements for additional information.

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

The amount borrowed under the revolving credit facility under the Credit Agreement was $139.8 million with an interest rate of 7.68% as of March 31, 2024. Please see “Liquidity and Capital Resources – Amended and Restated Credit Agreement” in Part I, Item 2 and Note 4 in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more specifics.

A hypothetical 100-basis-point increase in interest rates would have resulted in an additional $0.4 million of interest expense based on our variable rate debt at March 31, 2024. We do not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect our cash flow.

Commodity Risk

We source a wide variety of materials and components from a network of suppliers. Commodity raw materials, such as steel, aluminum, copper, paint and paint chemicals, and other production costs are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and in many cases utilize contracts with those customers to mitigate the impact of commodity raw material price fluctuations. As of

March 31, 2024, we did not have any commodity hedging instruments in place.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to litigation and subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See Note 9 – Commitments and contingencies in the Notes to the Condensed Consolidated Financial Statements for additional information.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 6, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to purchases we made of shares of our common stock during the quarter ended March 31, 2024:

			Total Number	Dollar Value of
			of Shares	Shares that
	Total		Purchased as	May Yet Be
	Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs (1)
January 2024	—	$—	—	$25,000,000
February 2024	—	$—	—	$25,000,000
March 2024	—	$—	—	$25,000,000
Total	—		—
(1)	On October 26, 2023, the Board of Directors approved a new share repurchase program of up to $25 million of shares through 2026. The new share repurchase program replaced the prior program.

Item 5. Other Information

During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

MAYVILLE ENGINEERING COMPANY, INC.

Date: May 8, 2024	By:	/s/ Jagadeesh A. Reddy
Jagadeesh A. Reddy
President & Chief Executive Officer

	By:	/s/ Todd M. Butz
Todd M. Butz
Chief Financial Officer