Form 10-Q
period 2024-06-30
Mayville Engineering Company, Inc.
filed 2024-08-07
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had 20,619,530 shares of common stock, no par value per share, outstanding.

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

Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the SEC) on March 6, 2024, as such may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q (including this report) and the following:

●	Macroeconomic conditions, including inflation, elevated interest rates and recessionary concerns, as well as continuing supply chain constraints affecting some of our customers, labor availability and material cost pressures, have had, and may continue to have, a negative impact on our business, financial condition, cash flows and results of operations (including future uncertain impacts);
●	risks relating to developments in the industries in which our customers operate;
●	risks related to scheduling production accurately and maximizing efficiency;
●	our ability to realize net sales represented by our awarded business;
●	failure to compete successfully in our markets;
●	our ability to maintain our manufacturing, engineering and technological expertise;
●	the loss of any of our large customers or the loss of their respective market shares;
●	risks related to entering new markets;
●	our ability to recruit and retain our key executive officers, managers and trade-skilled personnel;
●	volatility in the prices or availability of raw materials critical to our business;
●	manufacturing risks, including delays and technical problems, issues with third-party suppliers, environmental risks and applicable statutory and regulatory requirements;
●	our ability to successfully identify or integrate acquisitions;
●	our ability to develop new and innovative processes and gain customer acceptance of such processes;
●	risks related to our information technology systems and infrastructure, including cybersecurity risks and data leakage risks;

●	geopolitical and economic developments, including foreign trade relations and associated tariffs;
●	results of legal disputes, including product liability, intellectual property infringement and other claims;
●	risks associated with our capital-intensive industry;
●	risks related to our treatment as an S Corporation prior to the consummation of our initial public offering of common stock; and
●	risks related to our employee stock ownership plan’s treatment as a tax-qualified retirement plan.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$314	$672
Receivables, net of allowances for doubtful accounts of $697 at June 30, 2024 and $685 at December 31, 2023	67,853	57,445
Inventories, net	60,816	67,782
Tooling in progress	6,074	5,457
Prepaid expenses and other current assets	5,155	3,267
Total current assets	140,212	134,623
Property, plant and equipment, net	168,757	175,745
Goodwill	92,650	92,650
Intangible assets, net	55,201	58,667
Operating lease assets	29,868	32,233
Other long-term assets	1,463	2,743
Total assets	$488,151	$496,661
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$53,963	$46,526
Current portion of operating lease obligation	4,856	5,064
Accrued liabilities:
Salaries, wages, and payroll taxes	7,211	6,368
Profit sharing and bonus	3,275	3,107
Other current liabilities	12,523	10,644
Total current liabilities	81,828	71,709
Bank revolving credit notes	122,063	147,493
Operating lease obligation, less current maturities	26,616	28,606
Deferred compensation, less current portion	4,315	3,816
Deferred income tax liability	12,847	12,606
Other long-term liabilities	2,398	2,453
Total liabilities	$250,067	$266,683
Commitments and contingencies (see Note 9)
Common shares, no par value, 75,000,000 authorized, 22,077,389 shares issued at June 30, 2024 and 21,853,477 at December 31, 2023	—	—
Additional paid-in-capital	207,454	205,373
Retained earnings	41,141	34,118
Treasury shares at cost, 1,604,090 shares at June 30, 2024 and 1,542,893 at December 31, 2023	(10,511)	(9,513)
Total shareholders’ equity	238,084	229,978
Total liabilities and shareholders' equity	$488,151	$496,661

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except share amounts and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$163,636	$138,980	$324,905	$281,626
Cost of sales	141,359	122,885	281,696	249,154
Amortization of intangible assets	1,733	1,738	3,466	3,476
Profit sharing, bonuses, and deferred compensation	4,133	2,688	7,933	5,690
Other selling, general and administrative expenses	8,261	7,396	16,030	14,363
Income from operations	8,150	4,273	15,780	8,943
Interest expense	(2,969)	(1,968)	(6,324)	(3,626)
Loss on extinguishment of debt	—	(216)	—	(216)
Income before taxes	5,181	2,089	9,456	5,101
Income tax expense	1,399	475	2,433	916
Net income and comprehensive income	$3,782	$1,614	$7,023	$4,185

Earnings per share:
Basic	$0.18	$0.08	$0.34	$0.21
Diluted	$0.18	$0.08	$0.34	$0.20

Weighted average shares outstanding:
Basic	20,602,650	20,494,437	20,544,292	20,405,383
Diluted	21,034,780	20,827,728	20,914,499	20,789,175

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,023	$4,185
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	15,179	12,415
Amortization	3,466	3,476
Allowance for doubtful accounts	12	6
Inventory excess and obsolescence reserve	(164)	41
Stock-based compensation expense	2,495	2,420
Loss (gain) on disposal of property, plant and equipment	2	(135)
Deferred compensation	451	(17,475)
Loss on extinguishment of debt	—	216
Non-cash lease expense	2,702	2,144
Other non-cash adjustments	143	184
Changes in operating assets and liabilities:
Accounts receivable	(10,420)	(11,071)
Inventories	7,130	4,839
Tooling in progress	(617)	111
Prepaids and other current assets	(1,951)	(897)
Accounts payable	6,391	(3,061)
Deferred income taxes	1,764	638
Operating lease obligations	(2,535)	(1,986)
Accrued liabilities	2,829	(1,915)
Net cash provided by (used in) operating activities	33,900	(5,865)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(6,874)	(6,320)
Proceeds from sale of property, plant and equipment	107	153
Net cash used in investing activities	(6,767)	(6,167)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	273,536	347,324
Payments on bank revolving credit notes	(298,967)	(241,618)
Repayments of other long-term debt	(306)	(575)
Payments of financing costs	—	(1,248)
Shares withheld for employees' taxes	(758)	—
Purchase of treasury stock	(998)	(1,661)
Payments on finance leases	(343)	(192)
Proceeds from the exercise of stock options	345	—
Net cash provided by (used in) financing activities	(27,491)	102,030
Net increase (decrease) in cash and cash equivalents	(358)	89,998
Cash and cash equivalents at beginning of period	672	127
Cash and cash equivalents at end of period	$314	$90,125

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,577	$3,383
Cash paid for taxes	$796	$278
Non-cash property, plant & equipment, net	$1,492	$2,283
Non-cash 401(k) contribution of treasury stock	$—	$2,500

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2023	$205,373	$(9,513)	$34,118	$229,978
Net income	—	—	3,241	3,241
Stock-based compensation	1,157	—	—	1,157
Stock options exercised net of employee tax withholding	185	—	—	185
Restricted stock units net of employee tax withholding	(524)	—	—	(524)
Balance as of March 31, 2024	$206,191	$(9,513)	$37,359	$234,037
Net income	—	—	3,782	3,782
Purchase of treasury stock	—	(998)	—	(998)
Stock-based compensation	1,338	—	—	1,338
Stock options exercised net of employee tax withholding	(75)	—	—	(75)
Balance as of June 30, 2024	$207,454	$(10,511)	$41,141	$238,084

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2022	$200,945	$(9,352)	$26,274	$217,867
Net income	—	—	2,571	2,571
401(k) plan contribution	—	2,500	—	2,500
Purchase of treasury stock	—	(661)	—	(661)
Stock-based compensation	1,066	—	—	1,066
Balance as of March 31, 2023	$202,011	$(7,513)	$28,845	$223,343
Net income	—	—	1,614	1,614
Purchase of treasury stock	—	(1,000)	—	(1,000)
Stock-based compensation	1,354	—	—	1,354
Stock options exercised net of employee tax withholding	58	—	—	58
Balance as of June 30, 2023	$203,423	$(8,513)	$30,459	$225,369

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures, amending Accounting Standards Codification (ASC) 740, Income Taxes. The amendment is intended to enhance the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments require that on an annual basis, entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments require that entities disclose additional information about income taxes paid as well as additional disclosures of pretax income and income tax expense and remove the requirement to disclose certain items that are no longer considered cost beneficial or relevant. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is evaluating the potential impact of adopting this guidance on the consolidated financial statements.

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

The following table is a summary of the assets acquired, liabilities assumed and net cash consideration paid for MSA during 2023:

	Opening Balance	Estimated
	Sheet Allocation	Useful Life
Cash	$324
Accounts receivable, net	7,381
Inventory	9,698
Property, plant and equipment	41,271
Other assets	291
Intangible assets
Developed technology	4,900	7 Years
Customer relationships	17,700	17 Years
Goodwill	21,115	Indefinite
Total assets acquired	102,680
Accounts payable	(2,386)
Accrued expenses	(1,509)
Other liabilities	(1,984)
Debt	(7,884)
Total consideration	$88,917

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

As of December 31, 2023, the Company finalized the net working capital adjustment in conjunction with the fair value estimates for assets acquired, liabilities assumed, identifiable assets and the net income tax provision. Since its preliminary estimates, the Company adjusted the purchase price by ($1,084) related to working capital adjustments. The offsetting adjustment was primarily related to goodwill. As of June 30, 2024, the Company has finalized the estimates of assets and acquired liabilities assumed.

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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2023	2023
Net sales	$153,862	$312,582
Net income	$451	$1,835

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

Inventories as of June 30, 2024 and December 31, 2023 consist of:

	June 30,	December 31,
	2024	2023
Finished goods and purchased parts	$27,435	$31,489
Raw materials	23,256	25,929
Work-in-process	10,126	10,363
Total	$60,816	$67,782

Property, plant and equipment

Property, plant and equipment as of June 30, 2024 and December 31, 2023 consist of:

	Useful Lives	June 30,	December 31,
	Years	2024	2023
Land	Indefinite	$2,640	$2,640
Land improvements	15-39	4,291	4,378
Building and building improvements	15-39	82,043	79,682
Machinery, equipment and tooling	3-10	304,727	295,960
Vehicles	5	4,424	4,571
Office furniture and fixtures	3-7	22,522	21,325
Construction in progress	N/A	5,599	9,779
Total property, plant and equipment, gross		426,246	418,335
Less accumulated depreciation		257,489	242,590
Total property, plant and equipment, net		$168,757	$175,745

Depreciation expense was $7,658 and $6,273 for the three months ended June 30, 2024 and 2023, respectively, and $15,179 and $12,415 for the six months ended June 30, 2024 and 2023, respectively.

Goodwill

There were no changes to the goodwill balance of $92,650 between December 31, 2023 and June 30, 2024.

Intangible Assets

The following is a listing of definite-lived intangible assets, the useful lives in years (amortization period) and accumulated amortization as of June 30, 2024 and December 31, 2023:

		June 30, 2024
	Useful Lives	Gross Carrying	Accumulated
	Years	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships and contracts	9-17	$96,040	$55,454	$40,586
Trade name	10	14,780	8,185	6,595
Non-compete agreements	5	8,800	8,800	—
Developed technology	7	4,900	700	4,200
Patents	19	24	15	9
Total intangible assets, net		$124,544	$73,154	$51,390

		December 31, 2023
	Useful Lives	Gross Carrying	Accumulated
	Years	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships and contracts	9-17	$96,040	$53,078	$42,962
Trade name	10	14,780	7,446	7,334
Non-compete agreements	5	8,800	8,800	—
Developed technology	7	4,900	350	4,550
Patents	19	24	14	10
Total intangible assets, net		$124,544	$69,688	$54,856

Additionally, the Company reported an indefinite lived non-amortizable brand name asset with a balance of $3,811 as of June 30, 2024 and December 31, 2023.

Changes in intangible assets between December 31, 2023 and June 30, 2024 consist of:

Balance as of December 31, 2023	$58,667
Amortization expense	(3,466)
Balance as of June 30, 2024	$55,201

Amortization expense was $1,733 and $1,738 for the three months ended June 30, 2024 and 2023, respectively, and $3,466 and $3,476 for the six months ended June 30, 2024 and 2023, respectively.

Future amortization expense is expected to be as followed:

Year ending December 31,
2024 (remainder)	$3,466
2025	$6,933
2026	$6,933
2027	$6,933
2028	$6,877
Thereafter	$20,248

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

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness; create, incur, assume or suffer to exist liens; make certain investments; allow our subsidiaries to merge or consolidate with another entity; make certain asset dispositions; pay certain dividends or other distributions to shareholders; enter into transactions with affiliates; enter into sale leaseback transactions; and exceed the limits on annual capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum consolidated interest coverage ratio of 3.00 to 1.00 as well as a consolidated total leverage ratio not to exceed 4.00 to 1.00 (which was increased as of July 1, 2023 from 3.50 to 1.00 in connection with the acquisition of MSA). Starting July 1, 2024, the Company’s consolidated total leverage ratio will decrease to 3.50 to 1.00 as the one-year leverage increase of 0.50 due to the MSA acquisition has ended.

The Company incurred deferred financing costs of $1,248 associated with executing the Credit Agreement, which has been recorded as an other long-term asset in the Condensed Consolidated Balance Sheets and will be amortized over the duration of the agreement.

At June 30, 2024, our consolidated total leverage ratio was 1.69 to 1.00 as compared to a covenant maximum of 4.00 to 1.00 under the Credit Agreement.

At June 30, 2024, our consolidated interest coverage ratio was 4.57 to 1.00 as compared to a covenant minimum of 3.00 to 1.00 under the Credit Agreement.

Under the Credit Agreement, interest is payable quarterly at the adjusted secured overnight financing rate (SOFR) plus an applicable margin based on the current consolidated total leverage ratio. The interest rate was 7.68% and 7.71% as of June 30, 2024 and December 31, 2023, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.30% as of June 30, 2024 and December 31, 2023.

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

The Company was in compliance with all financial covenants of its credit agreements as of June 30, 2024 and December 31, 2023. The amount borrowed on the revolving credit notes was $122,063 and $147,493 as of June 30, 2024 and December 31, 2023, respectively.

Other Debt

With the consummation of the MSA acquisition, the Company assumed a Fond du Lac County and Fond du Lac Economic Development Corporation term note (Fond du Lac Term Note). The Fond du Lac Term Note is secured by a security agreement, payable in annual installments of $500 plus interest at 2.00% and is due in full in December 2028. The balance outstanding as of June 30, 2024 and December 31, 2023 was $2,375. The short-term and long-term balance of $500 and $1,875, respectively, are recorded in other current liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets.

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

The Company has finance leases for equipment used throughout its office and manufacturing facilities. The Company recognizes an ROU asset and a lease liability for finance leases based on the net present value of future minimum lease payments. Lease expense for the Company’s finance leases is comprised of the amortization of the ROU asset and interest expense recognized based on the effective interest method.

Variable lease expense is related to certain of the Company’s real property leases and personal property leases, and it generally consists of property tax and insurance components that are for the benefit of the lessor (real property leases) and variable overage fees (personal property leases) that are remitted as part of the Company’s lease payments.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Finance lease cost:
Amortization of finance lease assets	$119	$94	$223	$188
Interest on finance lease liabilities	12	10	20	21
Total finance lease expense	131	104	243	209
Operating lease expense	1,353	1,321	2,693	2,607
Short-term lease expense	159	131	311	270
Variable lease expense	60	48	112	117
Lease income (1)	(537)	(404)	(1,069)	(1,035)
Total lease expense	$1,166	$1,200	$2,290	$2,168
(1)	The Company subleased a portion of its Hazel Park, MI facility starting in June 2022. Lease income for the three months ended June 30, 2024 and 2023 was $537 and $404, respectively, and $1,069 and $1,035 for the six months ended June 30, 2024 and 2023, respectively.

Lease related supplemental cash flow information:

	Six Months Ended
	June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities for finance leases:
Operating cash flows	$20	$21
Financing cash flows	$343	$192

Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$2,980	$2,891

Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	$337	$363
Finance leases	$383	$—

Note 6. Employee stock ownership plan

Under the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (ESOP), the Company can make annual discretionary contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company subject to the Board of Directors’ approval. The Company recorded no ESOP expense for the three and six months ended June 30, 2024 and 2023.

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

As of June 30, 2024 and December 31, 2023, the ESOP shares consisted of 3,474,467 and 4,062,583 in allocated shares, respectively.

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

The Company provides a 50% match for employee contributions, up to 6%. For the three months ended June 30, 2024 and 2023, the Company’s employer match expense was $922 and $770, respectively. Total employer match expense for the six months ended June 30, 2024 and 2023 was $1,976 and $1,644, respectively. Additionally, the 401(k) Plan provides for employer discretionary profit-sharing contributions and the Board of Directors may authorize discretionary profit-sharing contributions (which are usually approved at the end of each calendar year). For the three and six months ended June 30, 2024 and 2023, the Company’s estimated discretionary profit-sharing expense was $0.

Note 8. Income taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate and adjusted for discrete taxable events that may occur in the quarter. As the year progresses, the Company will refine its estimate based on facts and circumstances by each tax jurisdiction.

Income tax expense was $1,399 and $2,433, and the effective tax rate (ETR) was 27.00% and 25.73% for the three and six months ended June 30, 2024, respectively. Our ETR is different from the expected tax rate due to state taxes, non-deductible items, research and development credits and excess tax benefit associated with stock-based compensation items.

For the three and six months ended June 30, 2023, income tax expense was estimated at $475 and $916 and the ETR was 22.73% and 17.96%, respectively.

Uncertain Tax Positions

Based on the Company’s evaluation, it has been concluded that there is one unrecognized tax benefit requiring recognition in its financial statements as of June 30, 2024. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next twelve months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. At June 30, 2024 and December 31, 2023, a total of $861 and $771 of unrecognized tax benefits would, if recognized, impact the Company’s ETR.

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

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the three and six months ended June 30, 2024, eligible employees elected to defer compensation of $83 and $447, respectively. Eligible employees elected to defer compensation of $80 and $316 for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, the short-term portion accrued for all benefit years less than twelve months under this plan was $241 and $289, respectively. As of June 30, 2024 and December 31, 2023, the long-term portion accrued for all benefit years greater than twelve months under this plan was $4,315 and $3,816. These amounts include the initial deferral of compensation and were adjusted for changes in the value of investment options chosen by the participants. Total expense for the deferred compensation plan for the three months ended June 30, 2024 and 2023 was $53 and $169, respectively. Total expense for the deferred compensation plan for the six months ended June 30, 2024 and 2023 was $285 and $729, respectively. These expenses are included in profit-sharing, bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income. Additionally, the Company made cash distributions of $286 and $17,562 for the six months ended June 30, 2024 and 2023, respectively.

Note 11. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees, and estimated unpaid claims. The Company has an aggregate stop loss limit to mitigate risk. Expenses related to this were $6,382 and $5,133 for the three months ended June 30, 2024 and 2023, respectively, and $12,551 and $9,768 for the six months ended June 30, 2024 and 2023, respectively. An estimated accrued liability of $1,894 and $1,018 was recorded as of June 30, 2024 and December 31, 2023, respectively, for estimated unpaid claims and is included within other current liabilities on the Condensed Consolidated Balance Sheets.

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
●	Level 3 – Prices or valuation techniques that require significant unobservable data inputs. These inputs would normally be the Company’s own data and judgements about assumptions that market participants would use in pricing the asset or liability.

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

	Balance at	Fair Value Measurements at
	June 30,	Report Date Using
	2024	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$4,556	$4,556	$—	$—
Total	$4,556	$4,556	$—	$—

	Balance at	Fair Value Measurements at
	December 31,	Report Date Using
	2023	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$4,105	$4,105	$—	$—
Total	$4,105	$4,105	$—	$—

Fair value measurements for the Company’s cash and cash equivalents are classified based upon Level 1 measurements because such measurements are based upon quoted market prices in active markets for identical assets.

Accounts receivable, accounts payable, long-term debt and accrued liabilities are recorded in the Condensed Consolidated Balance Sheets at cost and approximate fair value.

Deferred compensation liabilities are recorded at amounts due to participants at the time of deferral. Deferrals are invested in an investment vehicle based on the options made available to the participant, considered to be Level 1 or Level 2 on the fair value hierarchy, with the current balance all as Level 1. The change in fair value is recorded in the profit-sharing, bonuses, and deferred compensation line item on the Condensed Consolidated Statements of Comprehensive Income. The short-term and long-term balances due to participants are reflected on the other current liabilities and deferred compensation, less current portion, line items, respectively, on the Condensed Consolidated Balance Sheets.

The Company’s non-financial assets such as goodwill, intangible assets and property, plant, and equipment are re-measured at fair value when there is an indication of impairment and adjusted only when an impairment charge is recognized. As of June 30, 2024, there was no impairment recognized for the year.

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

A reconciliation of basic and diluted net income per share attributable to the Company were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income attributable to MEC	$3,782	$1,614	$7,023	$4,185
Average shares outstanding	20,602,650	20,494,437	20,544,292	20,405,383
Basic income per share	$0.18	$0.08	$0.34	$0.21

Average shares outstanding	20,602,650	20,494,437	20,544,292	20,405,383
Effect of dilutive stock-based compensation	432,130	333,291	370,207	383,792
Total potential shares outstanding	21,034,780	20,827,728	20,914,499	20,789,175
Diluted income per share	$0.18	$0.08	$0.34	$0.20

Options in the money that were not included in the computation of diluted earnings per share because they would have had an anti-dilutive impact on earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	—	219,885	—	247,278

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

The Company’s contracts with customers are short-term in nature; therefore, revenue is typically recognized, billed and collected within a twelve-month period. The following table reflects the changes in our contract assets and liabilities during the six months ended June 30, 2024:

	Contract	Contract
	Assets	Liabilities
As of December 31, 2023	$5,457	$3,635
Net activity	617	(573)
As of June 30, 2024	$6,074	$3,062

Disaggregated Revenue

The following tables represent a disaggregation of revenue by product category and end market:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product Category	2024	2023	2024	2023
Outdoor sports	$2,205	$2,379	$4,364	$4,684
Fabrication	87,201	84,172	178,115	171,174
Performance structures	47,795	26,846	93,564	53,521
Tube	19,846	19,468	38,921	39,820
Tank	12,625	11,070	23,701	22,189
Total	169,672	143,935	338,665	291,388
Intercompany sales elimination	(6,036)	(4,955)	(13,760)	(9,762)
Total, net sales	$163,636	$138,980	$324,905	$281,626

	Three Months Ended		Six Months Ended
	June 30,		June 30,
End Market	2024	2023	2024	2023
Commercial vehicle	$62,130	$56,075	$121,084	$115,230
Construction & access	27,230	26,522	55,676	53,029
Powersports	30,306	23,995	60,597	48,093
Agriculture	14,639	13,444	29,597	27,895
Military	6,579	8,910	14,530	17,479
Other	22,752	10,033	43,421	19,899
Total, net sales	$163,636	$138,980	$324,905	$281,626

Note 16. Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales or net trade receivables:

	Net Sales		Net Sales		Accounts Receivable
	Three Months Ended		Six Months Ended		As of	As of
	June 30,		June 30,		June 30,	December 31,
	2024	2023	2024	2023	2024	2023
Customer
A	16.2%	15.6%	16.4%	15.5%	11.9%	<10%
B	13.0%	15.6%	13.5%	15.6%	10.7%	12.6%
C	11.0%	11.5%	10.4%	11.8%	<10%	<10%
D	<10%	<10%	<10%	<10%	13.1%	12.7%

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

During the six months ended June 30, 2024, 214,643 RSUs vested. For the same period, 206,524 options vested with a weighted average strike price of $13.54. During the six months ended June 30, 2023, 219,343 RSUs vested. For the same period, 195,264 options vested with a strike price of $11.67.

As of June 30, 2024, 1,302,558 options remained outstanding with a weighted average strike price of $11.79 and a weighted average contractual life of 6.54 years remaining.

The Company’s stock-based compensation expense by award type is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
RSU awards	$962	$874	$1,752	$1,589
PSU awards	119	—	138	—
Option awards	257	480	605	831
Stock-based compensation expense, net of tax	$1,338	$1,354	$2,495	$2,420

A roll-forward of unrecognized stock-based compensation expense is displayed in the table below. Unrecognized stock-based compensation expense as of June 30, 2024 will be expensed over the remaining requisite service period from which individual award values relate, up to June 17, 2027.

	RSUs	PSUs	Options	Total
Balance as of December 31, 2023	$2,304	$—	$1,513	$3,817
Grants	4,423	1,423	—	5,846
Forfeitures	(32)	—	—	(32)
Expense	(789)	(20)	(348)	(1,157)
Balance as of March 31, 2024	$5,906	1,403	$1,165	$8,474
Grants	1,115	—	—	1,115
Forfeitures	(283)	—	(33)	(316)
Expense	(962)	(119)	(257)	(1,338)
Balance as of June 30, 2024	$5,776	1,284	$875	$7,935

Note 18. Common Equity

At June 30, 2024 the authorized stock of the Company consisted of 75,000,000 shares of common stock without par value.

Changes in outstanding common shares are summarized as follows:

Shares
Outstanding
Shares as of December 31, 2022	20,172,746
Treasury stock purchases	(100,726)
Common stock issued (including stock-based compensation impact)	298,778
Balance as of June 30, 2023	20,370,798

Shares
Outstanding
Balance as of December 31, 2023	20,310,584
Treasury stock purchases	(61,197)
Common stock issued (including stock-based compensation impact)	223,912
Balance as of June 30, 2024	20,473,299

Note 19. Subsequent events

The Company has evaluated subsequent events since June 30, 2024, the date of these financial statements. There were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements.

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

Adjusted EBITDA represents EBITDA before stock-based compensation expense, loss on extinguishment of debt, MSA acquisition related costs, field replacement claim and legal costs due to the former fitness customer. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin as management uses these measures as key performance indicators, and we believe they are measures frequently used by securities analysts, investors and other parties to evaluate companies in our industry. These measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income and comprehensive income	$3,782	$1,614	$7,023	$4,185
Interest expense	2,969	1,968	6,324	3,626
Provision for income taxes	1,399	475	2,433	916
Depreciation and amortization	9,391	8,011	18,645	15,891
EBITDA	17,541	12,068	34,425	24,618
Loss on extinguishment of debt (1)	—	216	—	216
MSA acquisition related costs (2)	—	899	—	899
Stock-based compensation expense (3)	1,338	1,354	2,495	2,420
Field replacement claim (4)	—	490	—	490
Legal costs due to former fitness customer (5)	760	272	1,239	495
Adjusted EBITDA	$19,639	$15,299	$38,159	$29,138
Net sales	$163,636	$138,980	$324,905	$281,626
EBITDA Margin	10.7%	8.7%	10.6%	8.7%
Adjusted EBITDA Margin	12.0%	11.0%	11.7%	10.3%
(1)	Unamortized debt issue costs written off from the prior five-year credit agreement attributable to lenders that are no longer included in the amended and restated credit agreement or decreased their capacity in the amended and restated credit agreement.
(2)	Transaction costs, primarily legal and professional services, related to the acquisition of MSA.
(3)	Non-cash employee compensation based on the value of common stock issued pursuant to the 2019 Omnibus Incentive Plan.

(4)	Represents a one-time charge related to a COVID related sourcing issue that caused the company to change suppliers and ultimately lead to a product being produced outside of customer specifications. These costs are not expected to be incurred on an ongoing basis and therefore are not indicative of ongoing operations.
(5)	Legal costs associated with the enforcement of the Company’s supply contract with the former fitness customer.

Consolidated Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

	Three Months Ended June 30,
	2024		2023		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$163,636	100.0%	$138,980	100.0%	$24,656	17.7%
Cost of sales	141,359	86.4%	122,885	88.4%	18,474	15.0%
Manufacturing margins	22,277	13.6%	16,095	11.6%	6,182	38.4%
Amortization of intangible assets	1,733	1.1%	1,738	1.3%	(5)	(0.3)%
Profit sharing, bonuses and deferred compensation	4,133	2.5%	2,688	1.9%	1,445	53.8%
Other selling, general and administrative expenses	8,261	5.0%	7,396	5.3%	865	11.7%
Income from operations	8,150	5.0%	4,273	3.1%	3,877	90.7%
Interest expense	(2,969)	1.8%	(1,968)	1.4%	1,001	50.9%
Loss on extinguishment of debt	—	—%	(216)	0.2%	216	N/A
Provision for income taxes	1,399	0.9%	475	0.3%	924	194.5%
Net income and comprehensive income	$3,782	2.3%	$1,614	1.2%	$2,168	134.3%
EBITDA	$17,541	10.7%	$12,068	8.7%	$5,473	45.4%
Adjusted EBITDA	$19,639	12.0%	$15,299	11.0%	$4,340	28.4%

Net Sales. Net sales were $163,636 for the three months ended June 30, 2024 as compared to $138,980 for the three months ended June 30, 2023, an increase of $24,656, or 17.7%. This increase was primarily driven by the acquisition of MSA in the third quarter of 2023 and increased organic sales volumes within our commercial vehicle, construction & access and powersports end markets, partially offset by softening demand in our legacy agriculture end market and the expected roll-off of certain military aftermarket programs at the end of 2023.

Manufacturing Margins. Manufacturing margins were $22,277 for the three months ended June 30, 2024 as compared to $16,095 for the three months ended June 30, 2023, an increase of $6,182, or 38.4%. The increase was primarily driven by the increased organic sales volumes, MSA acquisition, MEC Business Excellence (MBX) initiatives and commercial pricing actions.

Manufacturing margin percentages were 13.6% for the three months ended June 30, 2024, as compared to 11.6% for the three months ended June 30, 2023, an increase of 2.0%. The increase was attributable to the items discussed in the preceding paragraph.

Amortization of Intangibles Assets. Amortization of intangible assets were $1,733 for the three months ended June 30, 2024 as compared to $1,738 for the three months ended June 30, 2023, a decrease of $5, or 0.3%. The slight decrease was due to the full amortization of certain intangible assets in prior periods, offset by the amortization expense associated with the identifiable intangible assets from the MSA acquisition. Refer to Note 2 – Acquisition of the Condensed Consolidated Financial Statements for additional information related to the MSA identifiable intangible assets.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit-sharing, bonuses, and deferred compensation expenses were $4,133 for the three months ended June 30, 2024 as compared to $2,688 for the three months ended June 30, 2023, an increase of $1,445, or 53.8%. The increase was primarily due to the additional plan participants as a result of the MSA acquisition and higher bonus accruals aligning with Company financial performance.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $8,261 for the three months ended June 30, 2024 as compared to $7,396 for the three months ended June 30, 2023, an increase of $865, or 11.7%.

The increase was predominantly attributable to higher legal costs associated with the litigation against the former fitness customer, incremental costs associated with the MSA acquisition and higher costs related to compliance requirements.

Interest Expense. Interest expense was $2,969 for the three months ended June 30, 2024 as compared to $1,968 for the three months ended June 30, 2023, an increase of $1,001, or 50.9%. The change is due to an increase in borrowings. The increase in borrowings relative to the prior year period is due to the acquisition of MSA, which closed on July 1, 2023.

Provision for Income Taxes. Income tax expense was $1,399 for the three months ended June 30, 2024 as compared to $475 for the three months ended June 30, 2023. The increase of $924 is primarily due to higher net income and comprehensive income and tax rate in the current year period. Refer to Note 8 – Income Taxes of the Condensed Consolidated Financial Statements for further details.

Due to the factors described in the preceding paragraphs, net income, comprehensive income, EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin increased during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Six Months Ended June 30,
	2024		2023		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$324,905	100.0%	$281,626	100.0%	$43,279	15.4%
Cost of sales	281,696	86.7%	249,154	88.5%	32,542	13.1%
Manufacturing margins	43,209	13.3%	32,472	11.5%	10,737	33.1%
Amortization of intangible assets	3,466	1.1%	3,476	1.2%	(10)	(0.3)%
Profit sharing, bonuses and deferred compensation	7,933	2.4%	5,690	2.0%	2,243	39.4%
Other selling, general and administrative expenses	16,030	4.9%	14,363	5.1%	1,667	11.6%
Income from operations	15,780	4.9%	8,943	3.2%	6,837	76.5%
Interest expense	(6,324)	1.9%	(3,626)	1.3%	2,698	74.4%
Loss on extinguishment of debt	—	0.0%	(216)	0.1%	(216)	N/A
Provision for income taxes	2,433	0.7%	916	0.3%	1,517	165.6%
Net income and comprehensive income	$7,023	2.2%	$4,185	1.5%	$2,838	67.8%
EBITDA	$34,425	10.6%	$24,618	8.7%	$9,807	39.8%
Adjusted EBITDA	$38,159	11.7%	$29,138	10.3%	$9,021	31.0%

Net Sales. Net sales were $324,905 for the six months ended June 30, 2024 as compared to $281,626 for the six months ended June 30, 2023 for an increase of $43,279, or 15.4%. The increase was primarily driven by the acquisition of MSA in third quarter of the prior year and increased organic sales volume within our commercial vehicle, construction & access and powersports end markets. These items were slightly offset by softening demand in our legacy agriculture and the foreseen roll-off of certain military aftermarket programs at the end of 2023.

Manufacturing Margin. Manufacturing margins were $43,209 for the six months ended June 30, 2024 as compared to $32,472 for the six months ended June 30, 2023, an increase of $10,737, or 33.1%. The increase was primarily driven by the increased organic sales volumes, MSA acquisition, MBX initiatives and commercial pricing actions.

Manufacturing margin percentages were 13.3% for the six months ended June 30, 2024 as compared to 11.5% for the six months ended June 30, 2023, an increase of 1.8%. This increase was attributable to the items discussed in the preceding paragraph.

Amortization of Intangibles Assets. Amortization of intangible assets were $3,466 for the six months ended June 30, 2024 as compared to $3,476 for the six months ended June 30, 2023, a decrease of $10. The marginal decrease was due to the full amortization of certain intangible assets in prior periods, offset by the amortization expense associated with the identifiable intangible assets from the MSA acquisition. Refer to Note 2 – Acquisition of the Condensed Consolidated Financial Statements for additional information related to the MSA identifiable intangible assets.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit-sharing, bonuses, and deferred compensation expenses were $7,933 for the six months ended June 30, 2024 as compared to $5,690 for the six months ended June 30, 2023, an increase of $2,243, or 39.4%. The increase was primarily due to the addition of plan participants as a result of the MSA acquisition and higher bonus accruals aligning with Company financial performance.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $16,030 for the six months ended June 30, 2024 as compared to $14,363 for the six months ended June 30, 2023, an increase of $1,667 or 11.6%. The increase was predominantly attributable to legal costs associated with the litigation against the former fitness customer, incremental costs associated with the acquisition of MSA, higher costs related to compliance requirements and annual wage inflation.

Interest Expense. Interest expense was $6,324 for the six months ended June 30, 2024 as compared to $3,626 for the six months ended June 30, 2023, an increase of $2,698, or 74.4%. The change is due to higher interest rates and average debt levels as compared to the prior year period. The increase in debt level is due to the acquisition of MSA, which closed July 1, 2023.

Provision for Income Taxes. Income tax expense was $2,433 for the six months ended June 30, 2024 as compared to $916 for the six months ended June 30, 2023. The increase of $1,517 is primarily due to higher net income and comprehensive income and tax rate in the current year period. Refer to Note 8 – Income Taxes of the Condensed Consolidated Financial Statements for further details.

Due to the factors described in the preceding paragraphs, net income, comprehensive income, EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin increased during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Liquidity and Capital Resources

Cash Flows Analysis

	Six Months Ended
	June 30,		Increase (Decrease)
	2024	2023	$ Change	% Change
Net cash provided by (used in) operating activities	$33,900	$(5,865)	39,765	NM
Net cash used in investing activities	(6,767)	(6,167)	(600)	(10)%
Net cash provided by (used in) financing activities	(27,491)	102,030	(129,521)	NM
Net change in cash	$(358)	$89,998	$(90,356)	NM

Operating Activities. Cash provided by operating activities was $33,900 for the six months ended June 30, 2024, as compared to cash used by operating activities of $5,865 for the six months ended June 30, 2023. Of the $39,765 increase in operating cash flows, $17,562 is due to a payout of deferred compensation to a retired Company executive made in the prior year period. The remaining increase of $22,203 was primarily due to the favorable impact of higher earnings and changes in net working capital items. The primary favorable changes in working capital include, decreased inventory due to improved inventory efficiencies, increase in accounts payable due to the timing of payments and an increase in general reserves such as bonus, healthcare and payroll.

Investing Activities. Cash used in investing activities was $6,767 for the six months ended June 30, 2024, as compared to $6,167 for the six months ended June 30, 2023. The $600 increase in cash used in investing activities is driven by a marginal increase in capital expenditures, prioritizing investments in high-return, capital-light growth and automation advancements.

Financing Activities. Cash used in financing activities was $27,491 for the six months ended June 30, 2024, as compared to cash provided by financing activities of $102,030 for the six months ended June 30, 2023. The $129,521 decrease is mainly due to the debt repayments in excess of borrowings during the current year period and the withdrawal of funds used to purchase MSA held in escrow as of the end of the prior year period. Additionally, under our share repurchase program, the Company purchased $998 of common stock in the first six months of 2024 as compared to $1,661 of its common stock in the first six months of 2023. The Company’s decision to repurchase additional shares in 2024 will depend on business conditions, free cash flow generation, other cash requirements and stock price. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information regarding share repurchases.

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

At June 30, 2024, the interest rate on outstanding borrowings under the Revolving Loan was 7.68%. We had availability of $127,937 under the revolving credit facility at June 30, 2024.

We must pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Credit Agreement. We must also pay fees as specified in the Fee Letter (as defined in the Credit Agreement) and with respect to any letters of credit issued under the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness; create, incur, assume or suffer to exist liens; make certain investments; allow our subsidiaries to merge or consolidate with another entity; make certain asset dispositions; pay certain dividends or other distributions to shareholders; enter into transactions with affiliates; enter into sale leaseback transactions; and exceed the limits on annual capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum interest coverage ratio of 3.00 to 1.00. At June 30, 2024, our interest coverage ratio was 4.57 to 1.00. The Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 4.00 to 1.00 (which was increased as of July 1, 2023 from 3.50 to 1.00 in connection with the acquisition of MSA). Starting July 1, 2024, the Company’s consolidated total leverage ratio will decrease to 3.50 to 1.00 as the one-year leverage increase of 0.50 due to the MSA acquisition has ended. As of June 30, 2024, our consolidated total leverage ratio was 1.69 to 1.00.

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

Other Debt

With the consummation of the MSA acquisition, the Company assumed a Fond du Lac County and Fond du Lac Economic Development Corporation term note (Fond du Lac Term Note). The Fond du Lac Term Note is secured by a security agreement, payable in annual installments of $500 plus interest at 2.00% and is due in full in December 2028. The balance outstanding as of June 30, 2024 was $2,375, with the short-term and long-term balance of $500 and $1,875, respectively, recorded in other current liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets.

Capital Requirements and Sources of Liquidity

During the six months ended June 30, 2024 and 2023, our capital expenditures were $6,874 and $6,320 respectively. The increase of $554 was driven by continued investments in technology and automation. Capital expenditures for the full year 2024 are expected to be between $15,000 and $20,000.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. At June 30, 2024, we had immediate availability of $127,937 through our revolving credit facility and the availability of incremental facilities to the greater of $100,000 and 125% of the Company’s twelve month trailing Consolidated EBITDA through an accordion feature under our Credit Agreement, subject to the covenants under the Credit Agreement. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital. We will continue to have access to the availability currently provided under the Credit Agreement as long as we remain compliant with the financial covenants. Based on our estimates at this time, we expect to be in compliance with these financial covenants through 2024 and the foreseeable future.

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

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at June 30, 2024:

		Payments Due by Period
	Total	2024 (Remainder)	2025 – 2026	2027 – 2028	Thereafter
Long-term debt principal payment obligations (1)	$124,438	$500	$1,000	$122,938	$—
Forecasted interest on debt payment obligations (2)	26,344	4,316	12,890	9,138	—
Finance lease obligations (3)	1,012	284	642	86	—
Operating lease obligations (3)	34,922	2,945	10,259	9,976	11,742
Total	$186,716	$8,045	$24,791	$142,138	$11,742
(1)	Principal payments under the Company’s Credit Agreement, which expires in 2028 and the Fond du Lac Term Note, which is due in full in December 2028.
(2)	Forecasted interest on debt obligations are based on the debt balance, interest rate, and unused fee of the Company’s revolving credit facility and debt balance and interest rate of the Company’s Fond due Lac Term Note.
(3)	See Note 5 – Leases in the Notes to Condensed Consolidated Financial Statements for additional information

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

The amount borrowed under the revolving credit facility under the Credit Agreement was $122.1 million with an interest rate of 7.68% as of June 30, 2024. Please see “Liquidity and Capital Resources – Amended and Restated Credit Agreement” in Part I, Item 2 and Note 4 in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more specifics.

A hypothetical 100-basis-point increase in interest rates would have resulted in an additional $0.7 million of interest expense based on our variable rate debt at June 30, 2024. We do not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect our cash flow.

Commodity Risk

We source a wide variety of materials and components from a network of suppliers. Commodity raw materials, such as steel, aluminum, copper, paint and paint chemicals, and other production costs are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and in many cases utilize contracts with those customers to mitigate the impact of commodity raw material price fluctuations. As of June 30, 2024, we did not have any commodity hedging instruments in place.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1C. Cybersecurity

During the quarter ended June 30, 2024, the Company made enhancements to its cybersecurity oversight with the hiring of the newly created Chief Information Officer (CIO) position. The CIO, whom reports to the Chief Financial Officer (CFO), manages the Company's information security program and whose team is responsible for leading the enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. Our CIO has over 25 years of experience, which includes leading robust cybersecurity functions and transformational initiatives. The CIO periodically briefs the Company’s Audit Committee of our Board of Directors (Audit Committee), who supports the Company’s Board of Directors oversight of cybersecurity risk, Chief Executive Officer (CEO), CFO, and other members of the Board of Directors and senior management as appropriate. In the event of a potentially material cybersecurity incident, the CIO will meet with the Company's Audit Committee, CEO, CFO, legal counsel and any other members of senior management as appropriate to review the cybersecurity event, perform a materiality analysis and, if appropriate, identify any information required to be disclosed in a Current Report on Form 8-K. For further information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2023 which was filed with the SEC on March 6, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to purchases we made of shares of our common stock during the quarter ended June 30, 2024:

			Total Number	Dollar Value of
			of Shares	Shares that
	Total		Purchased as	May Yet Be
	Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs (1)
April 2024	—	$—	—	$25,000,000
May 2024	—	$—	—	$25,000,000
June 2024	61,197	$16.31	61,197	$24,002,119
Total	—		—
(1)	On October 26, 2023, the Board of Directors approved a new share repurchase program of up to $25 million of shares through 2026. The new share repurchase program replaced the prior program.

Item 5. Other Information

During the three months ended June 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

MAYVILLE ENGINEERING COMPANY, INC.

Date: August 7, 2024	By:	/s/ Jagadeesh A. Reddy
Jagadeesh A. Reddy
President & Chief Executive Officer

	By:	/s/ Todd M. Butz
Todd M. Butz
Chief Financial Officer