Form 10-Q
period 2024-09-30
Mayville Engineering Company, Inc.
filed 2024-11-06
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 20,644,333 shares of common stock, no par value per share, outstanding.

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

Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the SEC) on March 6, 2024, as such may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q (including this report) and the following:

●	Macroeconomic conditions, including inflation, elevated interest rates and recessionary concerns, labor availability and material cost pressures, have had, and may continue to have, a negative impact on our business, financial condition, cash flows and results of operations (including future uncertain impacts);
●	risks relating to developments in the industries in which our customers operate;
●	risks related to scheduling production accurately and maximizing efficiency;
●	our ability to realize net sales represented by our awarded business;
●	failure to compete successfully in our markets;
●	our ability to maintain our manufacturing, engineering and technological expertise;
●	the loss of any of our large customers or the loss of their respective market shares;
●	risks related to entering new markets;
●	our ability to recruit and retain our key executive officers, managers and trade-skilled personnel;
●	volatility in the prices or availability of raw materials critical to our business;
●	manufacturing risks, including delays and technical problems, issues with third-party suppliers, environmental risks and applicable statutory and regulatory requirements;
●	our ability to successfully identify or integrate acquisitions;
●	our ability to develop new and innovative processes and gain customer acceptance of such processes;
●	risks related to our information technology systems and infrastructure, including cybersecurity risks and data leakage risks;
●	geopolitical and economic developments, including foreign trade relations and associated tariffs;

●	results of legal disputes, including product liability, intellectual property infringement and other claims;
●	risks associated with our capital-intensive industry;
●	risks related to our treatment as an S Corporation prior to the consummation of our initial public offering of common stock; and
●	risks related to our employee stock ownership plan’s treatment as a tax-qualified retirement plan.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$178	$672
Receivables, net of allowances for doubtful accounts of $430 at September 30, 2024 and $685 at December 31, 2023	54,345	57,445
Inventories, net	61,173	67,782
Tooling in progress	5,626	5,457
Prepaid expenses and other current assets	4,932	3,267
Total current assets	126,254	134,623
Property, plant and equipment, net	163,713	175,745
Goodwill	92,650	92,650
Intangible assets, net	53,467	58,667
Operating lease assets	28,536	32,233
Other long-term assets	1,382	2,743
Total assets	$466,002	$496,661
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$47,990	$46,526
Current portion of operating lease obligation	4,646	5,064
Accrued liabilities:
Salaries, wages, and payroll taxes	6,042	6,368
Profit sharing and bonus	3,182	3,107
Other current liabilities	9,517	10,644
Total current liabilities	71,377	71,709
Bank revolving credit notes	111,045	147,493
Operating lease obligation, less current maturities	25,570	28,606
Deferred compensation, less current portion	4,603	3,816
Deferred income tax liability	12,847	12,606
Other long-term liabilities	2,204	2,453
Total liabilities	$227,646	$266,683
Commitments and contingencies (see Note 9)
Common shares, no par value, 75,000,000 authorized, 22,302,151 shares issued at September 30, 2024 and 21,853,477 at December 31, 2023	—	—
Additional paid-in-capital	205,750	205,373
Retained earnings	44,115	34,118
Treasury shares at cost, 1,657,818 shares at September 30, 2024 and 1,542,893 at December 31, 2023	(11,509)	(9,513)
Total shareholders’ equity	238,356	229,978
Total liabilities and shareholders' equity	$466,002	$496,661

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except share amounts and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$135,392	$158,217	$460,298	$439,843
Cost of sales	118,297	139,197	399,993	388,351
Amortization of intangible assets	1,733	2,173	5,200	5,649
Profit sharing, bonuses, and deferred compensation	2,076	2,346	10,010	8,037
Other selling, general and administrative expenses	7,559	8,608	23,589	22,969
Income from operations	5,727	5,893	21,506	14,837
Interest expense	(2,653)	(3,907)	(8,977)	(7,533)
Loss on extinguishment of debt	—	—	—	(216)
Income before taxes	3,074	1,986	12,529	7,088
Income tax expense	100	554	2,532	1,471
Net income and comprehensive income	$2,974	$1,432	$9,997	$5,617

Earnings per share:
Basic	$0.14	$0.07	$0.49	$0.28
Diluted	$0.14	$0.07	$0.48	$0.27

Weighted average shares outstanding:
Basic	20,715,275	20,439,602	20,601,702	20,416,914
Diluted	21,123,494	20,622,864	20,893,316	20,644,915

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,997	$5,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,927	19,849
Amortization	5,200	5,649
Allowance for doubtful accounts	(255)	127
Inventory excess and obsolescence reserve	(30)	277
Stock-based compensation expense	3,847	3,755
Gain on disposal of property, plant and equipment	(177)	(342)
Deferred compensation	752	(17,433)
Loss on extinguishment of debt	—	216
Non-cash lease expense	4,034	3,348
Other non-cash adjustments	447	202
Changes in operating assets and liabilities:
Accounts receivable	3,355	(6,819)
Inventories	6,639	7,818
Tooling in progress	(169)	2,348
Prepaids and other current assets	(1,694)	(769)
Accounts payable	534	(4,134)
Deferred income taxes	1,454	1,017
Operating lease obligations	(3,792)	(3,119)
Accrued liabilities	(1,222)	(3,911)
Net cash provided by operating activities	51,847	13,696
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(9,753)	(9,814)
Proceeds from sale of property, plant and equipment	108	753
Payment for acquisition, net of cash acquired	—	(88,593)
Net cash used in investing activities	(9,645)	(97,654)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	514,466	454,587
Payments on bank revolving credit notes	(550,914)	(358,411)
Repayments of other long-term debt	(306)	(5,877)
Payments of financing costs	—	(1,206)
Shares withheld for employees' taxes	(3,816)	—
Purchase of treasury stock	(1,996)	(2,661)
Payments on finance leases	(475)	(296)
Proceeds from the exercise of stock options	345	—
Net cash provided by (used in) financing activities	(42,696)	86,136
Net increase (decrease) in cash and cash equivalents	(494)	2,178
Cash and cash equivalents at beginning of period	672	127
Cash and cash equivalents at end of period	$178	$2,305

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,032	$7,209
Cash paid for taxes	$1,205	$508
Non-cash property, plant & equipment, net	$1,376	$1,981
Non-cash 401(k) contribution of treasury stock	$—	$2,500
In conjunction with the acquisition, assets acquired and liabilities assumed were as follows:
Fair value of assets acquired, net of cash acquired	$—	$102,356
Liabilities assumed	—	(13,763)
Cash paid for acquisition, net of cash acquired	$—	$88,593

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2023	$205,373	$(9,513)	$34,118	$229,978
Net income	—	—	3,241	3,241
Stock-based compensation	1,157	—	—	1,157
Stock options exercised net of employee tax withholding	185	—	—	185
Restricted stock units net of employee tax withholding	(524)	—	—	(524)
Balance as of March 31, 2024	$206,191	$(9,513)	$37,359	$234,037
Net income	—	—	3,782	3,782
Purchase of treasury stock	—	(998)	—	(998)
Stock-based compensation	1,338	—	—	1,338
Stock options exercised net of employee tax withholding	(75)	—	—	(75)
Balance as of June 30, 2024	$207,454	$(10,511)	$41,141	$238,084
Net income	—	—	2,974	2,974
Purchase of treasury stock	—	(998)	—	(998)
Stock-based compensation	1,352	—	—	1,352
Stock options exercised net of employee tax withholding	(2,771)	—	—	(2,771)
Restricted stock units net of employee tax withholding	(285)	—	—	(285)
Balance as of September 30, 2024	$205,750	$(11,509)	$44,115	$238,356

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2022	$200,945	$(9,352)	$26,274	$217,867
Net income	—	—	2,571	2,571
401(k) plan contribution	—	2,500	—	2,500
Purchase of treasury stock	—	(661)	—	(661)
Stock-based compensation	1,066	—	—	1,066
Balance as of March 31, 2023	$202,011	$(7,513)	$28,845	$223,343
Net income	—	—	1,614	1,614
Purchase of treasury stock	—	(1,000)	—	(1,000)
Stock-based compensation	1,354	—	—	1,354
Stock options exercised net of employee tax withholding	58	—	—	58
Balance as of June 30, 2023	$203,423	$(8,513)	$30,459	$225,369
Net income	—	—	1,432	1,432
Purchase of treasury stock	—	(1,000)	—	(1,000)
Stock-based compensation	1,336	—	—	1,336
Restricted stock units net of employee tax withholding	(115)	—	—	(115)
Stock options exercised	20	—	—	20
Balance as of September 30, 2023	$204,664	$(9,513)	$31,891	$227,042

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

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, amending ASC 280, Segment Reporting. The amendment is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim periods after December 15, 2024. The Company has evaluated the impact of the guidance and will adopt during the period ended December 31, 2024. The Company does not expect this adoption to have a material impact on its consolidated financial statements.

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

As of December 31, 2023, the Company finalized the net working capital adjustment in conjunction with the fair value estimates for assets acquired, liabilities assumed, identifiable assets and the net income tax provision. Since its preliminary estimates, the Company adjusted the purchase price by ($1,084) related to working capital adjustments. The offsetting adjustment was primarily related to goodwill. As of June 30, 2024, the Company finalized the estimates of assets and acquired liabilities assumed.

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

Nine Months Ended
September 30,
2023
Net sales	$470,799
Net income	$3,523

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

Inventories as of September 30, 2024 and December 31, 2023 consist of:

	September 30,	December 31,
	2024	2023
Finished goods and purchased parts	$27,560	$31,489
Raw materials	24,963	25,929
Work-in-process	8,650	10,363
Total	$61,173	$67,782

Property, plant and equipment

Property, plant and equipment as of September 30, 2024 and December 31, 2023 consist of:

	Useful Lives	September 30,	December 31,
	Years	2024	2023
Land	Indefinite	$2,587	$2,640
Land improvements	15-39	4,291	4,378
Building and building improvements	15-39	82,207	79,682
Machinery, equipment and tooling	3-10	306,907	295,960
Vehicles	5	4,405	4,571
Office furniture and fixtures	3-7	22,846	21,325
Construction in progress	N/A	5,528	9,779
Total property, plant and equipment, gross		428,771	418,335
Less accumulated depreciation		265,058	242,590
Total property, plant and equipment, net		$163,713	$175,745

Depreciation expense was $7,748 and $7,434 for the three months ended September 30, 2024 and 2023, respectively, and $22,927 and $19,849 for the nine months ended September 30, 2024 and 2023, respectively.

Goodwill

There were no changes to the goodwill balance of $92,650 between December 31, 2023 and September 30, 2024.

Intangible Assets

The following is a listing of definite-lived intangible assets, the useful lives in years (amortization period) and accumulated amortization as of September 30, 2024 and December 31, 2023:

		September 30, 2024
	Useful Lives	Gross Carrying	Accumulated
	Years	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships and contracts	9-17	$96,040	$56,643	$39,397
Trade name	10	14,780	8,555	6,225
Non-compete agreements	5	8,800	8,800	—
Developed technology	7	4,900	875	4,025
Patents	19	24	15	9
Total intangible assets, net		$124,544	$74,888	$49,656

		December 31, 2023
	Useful Lives	Gross Carrying	Accumulated
	Years	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships and contracts	9-17	$96,040	$53,078	$42,962
Trade name	10	14,780	7,446	7,334
Non-compete agreements	5	8,800	8,800	—
Developed technology	7	4,900	350	4,550
Patents	19	24	14	10
Total intangible assets, net		$124,544	$69,688	$54,856

Additionally, the Company reported an indefinite lived non-amortizable brand name asset with a balance of $3,811 as of September 30, 2024 and December 31, 2023.

Changes in intangible assets between December 31, 2023 and September 30, 2024 consist of:

Balance as of December 31, 2023	$58,667
Amortization expense	(5,200)
Balance as of September 30, 2024	$53,467

Amortization expense was $1,733 and $2,173 for the three months ended September 30, 2024 and 2023, respectively, and $5,200 and $5,649 for the nine months ended September 30, 2024 and 2023, respectively.

Future amortization expense is expected to be as followed:

Year ending December 31,
2024 (remainder)	$1,733
2025	$6,933
2026	$6,933
2027	$6,933
2028	$6,877
Thereafter	$20,247

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

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness; create, incur, assume or suffer to exist liens; make certain investments; allow our subsidiaries to merge or consolidate with another entity; make certain asset dispositions; pay certain dividends or other distributions to shareholders; enter into transactions with affiliates; enter into sale leaseback transactions; and exceed the limits on annual capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum consolidated interest coverage ratio of 3.00 to 1.00 as well as a consolidated total leverage ratio not to exceed 3.50 to 1.00.

The Company incurred deferred financing costs of $1,248 associated with executing the Credit Agreement, which was recorded as an other long-term asset in the Condensed Consolidated Balance Sheets and will be amortized over the duration of the agreement.

At September 30, 2024, our consolidated total leverage ratio was 1.59 to 1.00 as compared to a covenant maximum of 3.50 to 1.00 under the Credit Agreement.

At September 30, 2024, our consolidated interest coverage ratio was 4.92 to 1.00 as compared to a covenant minimum of 3.00 to 1.00 under the Credit Agreement.

Under the Credit Agreement, interest is payable quarterly at the adjusted secured overnight financing rate (SOFR) plus an applicable margin based on the current consolidated total leverage ratio. The interest rate was 7.22% and 7.71% as of September 30, 2024 and December 31, 2023, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.25% as of September 30, 2024 and 0.30% as of December 31, 2023.

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

The Company was in compliance with all financial covenants of its credit agreements as of September 30, 2024 and December 31, 2023. The amount borrowed on the revolving credit notes was $111,045 and $147,493 as of September 30, 2024 and December 31, 2023, respectively.

Other Debt

Additionally, the Company has a Fond du Lac County and Fond du Lac Economic Development Corporation term note (Fond du Lac Term Note). The Fond du Lac Term Note is secured by a security agreement, payable in annual installments of $500 plus interest at 2.00% and is due in full in December 2028. The balance outstanding as of September 30, 2024 and December 31, 2023 was $2,375. The short-term and long-term balance of $500 and $1,875, respectively, are recorded in other current liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets.

Note 5. Leases

The Company has real property operating leases for office and manufacturing space. Operating leases for the Company’s personal property consist of leases for office equipment, vehicles, forklifts and storage tanks for bulk gases. The Company recognizes a right-of-use (ROU) asset and a lease liability for operating leases based on the net present value of future minimum lease payments. Lease expense for the Company’s operating leases is recognized on a straight-line basis over the lease term, including renewal periods that are considered reasonably certain.

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

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Finance lease cost:
Amortization of finance lease assets	$130	$122	$353	$310
Interest on finance lease liabilities	12	14	32	35
Total finance lease expense	142	136	385	345
Operating lease expense	1,332	1,310	4,025	3,917
Short-term lease expense	200	169	511	439
Variable lease expense	66	22	178	139
Lease income (1)	(547)	(513)	(1,616)	(1,548)
Total lease expense	$1,193	$1,124	$3,483	$3,292
(1)	The Company subleases a portion of its Hazel Park, MI facility. Lease income for the three months ended September 30, 2024 and 2023 was $547 and $513, respectively, and $1,616 and $1,548 for the nine months ended September 30, 2024 and 2023, respectively.

The lease related supplemental cash flow information is as follows:

	Nine Months Ended
	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities for finance leases:
Operating cash flows	$32	$35
Financing cash flows	$475	$296

Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$4,459	$4,348

Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	$337	$455
Finance leases	$377	$2

Note 6. Employee stock ownership plan

Under the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (ESOP), the Company can make annual discretionary contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company subject to the Board of Directors’ approval. The Company recorded no ESOP expense for the three and nine months ended September 30, 2024 and 2023.

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

As of September 30, 2024 and December 31, 2023, the ESOP shares consisted of 3,474,467 and 4,062,583 in allocated shares, respectively.

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

The Company provides a 50% match for employee contributions, up to 6%. For the three months ended September 30, 2024 and 2023, the Company’s employer match expense was $609 and $933, respectively. Total employer match expense for the nine months ended September 30, 2024 and 2023 was $2,585 and $2,577, respectively. Additionally, the 401(k) Plan provides for employer discretionary profit-sharing contributions and the Board of Directors may authorize discretionary profit-sharing contributions (which are usually approved at the end of each calendar year). For the three and nine months ended September 30, 2024 and 2023, the Company’s estimated discretionary profit-sharing expense was $0.

Note 8. Income taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate and adjusted for discrete taxable events that may occur in the quarter. As the year progresses, the Company will refine its estimate based on facts and circumstances by each tax jurisdiction.

Income tax expense was $100 and $2,532, and the effective tax rate (ETR) was 3.24% and 20.21% for the three and nine months ended September 30, 2024, respectively. Our ETR is different from the expected tax rate due to state taxes, non-deductible items, research and development credits and excess tax benefit associated with stock-based compensation items.

For the three and nine months ended September 30, 2023, income tax expense was estimated at $554 and $1,471 and the ETR was 27.94% and 20.76%, respectively.

Uncertain Tax Positions

Based on the Company’s evaluation, it has been concluded that there is one unrecognized tax benefit requiring recognition in its financial statements as of September 30, 2024. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next twelve months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense.

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

On October 28, 2024, the Company and Peloton entered into a formal Settlement Agreement (the “Agreement”) to resolve this lawsuit. Under the terms of the Agreement, MEC and Peloton have agreed to dismiss the lawsuit and exchange mutual releases, and MEC received a gross payment of $25,500 from Peloton in the fourth quarter of the current year, with no admission of liability by either party.

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

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the three and nine months ended September 30, 2024, eligible employees elected to defer compensation of $96 and $544, respectively. Eligible employees elected to defer compensation of $94 and $410 for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, the short-term portion accrued for all benefit years less than twelve months under this plan was $254 and $289, respectively. As of September 30, 2024 and December 31, 2023, the long-term portion accrued for all benefit years greater than twelve months under this plan was $4,603 and $3,816. These amounts include the initial deferral of compensation and were adjusted for changes in the value of investment options chosen by the participants. Total expense (credit) for the deferred compensation plan for the three months ended September 30, 2024 and 2023 was $204 and ($52), respectively. Total expense for the deferred compensation plan for the nine months ended September 30, 2024 and 2023 was $489 and $677, respectively. These expenses are included in profit-sharing, bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income. Additionally, the Company made cash distributions of $286 and $18,520 for the nine months ended September 30, 2024 and 2023, respectively.

Note 11. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees, and estimated unpaid claims. The Company has an aggregate stop loss limit to mitigate risk. Expenses related to self-funded insurance were $6,104 and $5,741 for the three months ended September 30, 2024 and 2023, respectively, and $18,655 and $15,508 for the nine months ended September 30, 2024 and 2023, respectively. An estimated accrued liability of $1,244 and $1,018 was recorded as of September 30, 2024 and December 31, 2023, respectively, for estimated unpaid claims and is included within other current liabilities on the Condensed Consolidated Balance Sheets.

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
●	Level 3 – Prices or valuation techniques that require significant unobservable data inputs. These inputs would normally be the Company’s own data and judgements about assumptions that market participants would use in pricing the asset or liability.

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

	Balance at	Fair Value Measurements at
	September 30,	Report Date Using
	2024	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$4,857	$4,857	$—	$—
Total	$4,857	$4,857	$—	$—

	Balance at	Fair Value Measurements at
	December 31,	Report Date Using
	2023	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$4,105	$4,105	$—	$—
Total	$4,105	$4,105	$—	$—

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

The Company’s non-financial assets such as goodwill, intangible assets and property, plant, and equipment are re-measured at fair value when there is an indication of impairment and adjusted only when an impairment charge is recognized. As of September 30, 2024, there was no impairment recognized for the year.

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

A reconciliation of basic and diluted net income per share attributable to the Company were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income attributable to MEC	$2,974	$1,432	$9,997	$5,617
Average shares outstanding	20,715,275	20,439,602	20,601,702	20,416,914
Basic income per share	$0.14	$0.07	$0.49	$0.28

Average shares outstanding	20,715,275	20,439,602	20,601,702	20,416,914
Effect of dilutive stock-based compensation	408,219	183,262	291,614	228,001
Total potential shares outstanding	21,123,494	20,622,864	20,893,316	20,644,915
Diluted income per share	$0.14	$0.07	$0.48	$0.27

There were no options in the money that were excluded in the computation of diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 that had an anti-dilutive impact on earnings per share.

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

The Company’s contracts with customers are short-term in nature; therefore, revenue is typically recognized, billed and collected within a twelve-month period. The following table reflects the changes in our contract assets and liabilities during the nine months ended September 30, 2024:

	Contract	Contract
	Assets	Liabilities
As of December 31, 2023	$5,457	$3,635
Net activity	169	(1,302)
As of September 30, 2024	$5,626	$2,333

Disaggregated Revenue

The following tables represent a disaggregation of revenue by product category and end market:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Product Category	2024	2023	2024	2023
Outdoor sports	$1,824	$2,155	$6,188	$6,839
Fabrication	67,284	89,372	245,400	260,545
Performance structures	42,645	41,541	136,209	95,063
Tube	16,140	19,096	55,061	58,916
Tank	10,684	11,660	34,385	33,849
Total	138,577	163,824	477,243	455,212
Intercompany sales elimination	(3,185)	(5,607)	(16,945)	(15,369)
Total, net sales	$135,392	$158,217	$460,298	$439,843

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
End Market	2024	2023	2024	2023
Commercial vehicle	$51,612	$57,264	$172,696	$172,494
Construction & access	20,110	26,296	75,786	79,326
Powersports	21,605	25,143	82,202	73,236
Agriculture	10,358	15,029	39,955	42,924
Military	6,968	10,960	21,499	28,439
Other	24,739	23,525	68,160	43,424
Total, net sales	$135,392	$158,217	$460,298	$439,843

Note 16. Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales or net trade receivables:

	Net Sales		Net Sales		Accounts Receivable
	Three Months Ended		Nine Months Ended		As of	As of
	September 30,		September 30,		September 30,	December 31,
	2024	2023	2024	2023	2024	2023
Customer
A	16.8%	14.3%	16.5%	15.1%	12.2%	<10%
B	<10%	13.4%	12.2%	14.8%	<10%	12.6%
C	<10%	10.1%	10.2%	11.2%	<10%	<10%
D	<10%	<10%	<10%	<10%	14.1%	12.7%

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

During the nine months ended September 30, 2024, 247,564 RSUs vested. For the same period, 206,524 options vested with a weighted average strike price of $13.54. During the nine months ended September 30, 2023, 254,169 RSUs vested. For the same period, 195,264 options vested with a strike price of $11.67.

During the nine months ended September 30, 2024, options exercised were 879,388 with a weighted average strike price of $9.85, which resulted in 264,247 of Company issued shares.

As of September 30, 2024, 433,918 options remained outstanding with a weighted average strike price of $13.71 and a weighted average contractual life of 9.24 years remaining.

The Company’s stock-based compensation expense by award type is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
RSU awards	$973	$856	$2,725	$2,445
PSU awards	119	—	257	—
Option awards	260	480	865	1,311
Stock-based compensation expense, net of tax	$1,352	$1,336	$3,847	$3,756

A roll-forward of unrecognized stock-based compensation expense is displayed in the table below. Unrecognized stock-based compensation expense as of September 30, 2024 will be expensed over the remaining requisite service period from which individual award values relate, up to August 20, 2027.

	RSUs	PSUs	Options	Total
Balance as of December 31, 2023	$2,304	$—	$1,513	$3,817
Grants	4,423	1,423	—	5,846
Forfeitures	(32)	—	—	(32)
Expense	(789)	(20)	(348)	(1,157)
Balance as of March 31, 2024	$5,906	$1,403	$1,165	$8,474
Grants	1,115	—	—	1,115
Forfeitures	(283)	—	(33)	(316)
Expense	(962)	(119)	(257)	(1,338)
Balance as of June 30, 2024	$5,776	1,284	$875	$7,935
Grants	80	—	—	80
Forfeitures	(58)	—	—	(58)
Expense	(973)	(119)	(260)	(1,352)
Balance as of September 30, 2024	$4,825	1,165	$615	$6,605

Note 18. Common Equity

At September 30, 2024 the authorized stock of the Company consisted of 75,000,000 shares of common stock without par value.

Changes in outstanding common shares are summarized as follows:

Shares
Outstanding
Shares as of December 31, 2022	20,172,746
Treasury stock purchases	(184,964)
Common stock issued (including stock-based compensation impact)	320,574
Balance as of September 30, 2023	20,308,356

Shares
Outstanding
Balance as of December 31, 2023	20,310,584
Treasury stock purchases	(114,925)
Common stock issued (including stock-based compensation impact)	448,674
Balance as of September 30, 2024	20,644,333

Note 19. Subsequent events

The Company has evaluated events and transactions for potential recognition or disclosure in the consolidated financial statements through November 6, 2024, the date on which the consolidated financial statements were available to be issued, and there were no material events or transactions other than the following:

On October 28, 2024, the Company entered into the Agreement to resolve the lawsuit with Peloton. Under the terms of the Agreement, MEC and Peloton have agreed to dismiss the lawsuit and exchange mutual releases, and MEC received a gross payment of $25,500 from Peloton in the fourth quarter of the current year, with no admission of liability by either party.

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

Macroeconomic Conditions

The broader market dynamics over the past few years have resulted in impacts to the Company, material cost inflation and inflationary pressures on wages and benefits due to labor availability. The Company expects some of these dynamics to continue in 2024 and could continue to have an impact on demand, material costs and labor. Specifically for the three months ended September 30, 2024, net sales reflected a significant decline in demand across all the Company’s key end markets as customers implemented channel inventory de-stocking activities to reduce from near historic high levels and is expected to continue for the remainder of 2024.

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

Adjusted EBITDA represents EBITDA before stock-based compensation expense, loss on extinguishment of debt, Mid-States Aluminum (MSA) acquisition related costs, field replacement claim, legal costs due to the former fitness customer and costs recognized on step-up of MSA acquired inventory. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period. These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin as management uses these measures as key performance indicators, and we believe they are measures frequently used by securities analysts, investors and other parties to evaluate companies in our industry. These measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income and comprehensive income	$2,974	$1,432	$9,997	$5,617
Interest expense	2,653	3,907	8,977	7,533
Provision for income taxes	100	554	2,532	1,471
Depreciation and amortization	9,482	9,608	28,127	25,498
EBITDA	15,209	15,501	49,633	40,119
Loss on extinguishment of debt (1)	—	—	—	216
MSA acquisition related costs (2)	—	499	—	1,398
Stock-based compensation expense (3)	1,352	1,336	3,847	3,756
Field replacement claim (4)	—	—	—	490
Legal costs due to former fitness customer (5)	501	984	1,740	1,479
Costs recognized on step-up of MSA acquired inventory (6)	—	891	—	891
Adjusted EBITDA	$17,062	$19,211	$55,220	$48,349
Net sales	$135,392	$158,217	$460,298	$439,843
EBITDA Margin	11.2%	9.8%	10.8%	9.1%
Adjusted EBITDA Margin	12.6%	12.1%	12.0%	11.0%
(1)	Unamortized debt issue costs written off from the prior five-year credit agreement attributable to lenders that are no longer included in the amended and restated credit agreement or decreased their capacity in the amended and restated credit agreement.
(2)	Transaction costs, primarily legal and professional services, related to the acquisition of MSA.
(3)	Non-cash employee compensation based on the value of common stock issued pursuant to the 2019 Omnibus Incentive Plan.

(4)	Represents a one-time charge related to a COVID related sourcing issue that caused the Company to change suppliers and ultimately lead to a product being produced outside of customer specifications. These costs are not expected to be incurred on an ongoing basis and therefore are not indicative of ongoing operations.
(5)	Legal costs associated with the enforcement of the Company’s supply contract with the former fitness customer.
(6)	Expense associated with the recognized fair value step-up of inventory in correlation with the MSA acquisition.

Consolidated Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

	Three Months Ended September 30,
	2024		2023		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$135,392	100.0%	$158,217	100.0%	$(22,825)	(14.4)%
Cost of sales	118,297	87.4%	139,197	88.0%	(20,900)	(15.0)%
Manufacturing margins	17,095	12.6%	19,020	12.0%	(1,925)	(10.1)%
Amortization of intangible assets	1,733	1.3%	2,173	1.4%	(440)	(20.2)%
Profit sharing, bonuses and deferred compensation	2,076	1.5%	2,346	1.5%	(270)	(11.5)%
Other selling, general and administrative expenses	7,559	5.6%	8,608	5.4%	(1,049)	(12.2)%
Income from operations	5,727	4.2%	5,893	3.7%	(166)	(2.8)%
Interest expense	(2,653)	2.0%	(3,907)	2.5%	(1,254)	(32.1)%
Provision for income taxes	100	0.1%	554	0.4%	(454)	(81.9)%
Net income and comprehensive income	$2,974	2.2%	$1,432	0.9%	$1,542	107.7%
EBITDA	$15,209	11.2%	$15,501	9.8%	$(292)	(1.9)%
Adjusted EBITDA	$17,062	12.6%	$19,211	12.1%	$(2,149)	(11.2)%

Net Sales. Net sales were $135,392 for the three months ended September 30, 2024 as compared to $158,217 for the three months ended September 30, 2023, a decrease of $22,825, or 14.4%. This decrease was driven by a decrease in demand across all key end markets and customer de-stocking channel inventory, partly offset by incremental volumes associated with new project wins.

Manufacturing Margins. Manufacturing margins were $17,095 for the three months ended September 30, 2024 as compared to $19,020 for the three months ended September 30, 2023, a decrease of $1,925, or 10.1%. The decrease was primarily driven by the lower end market demand, partially offset by the Company’s MEC Business Excellence (MBX) initiatives, commercial pricing actions and cost reduction actions, most notably a 12% reduction in the Company’s labor force.

Manufacturing margin percentages were 12.6% for the three months ended September 30, 2024, as compared to 12.0% for the three months ended September 30, 2023, an increase of 0.6%. The increase was attributable to the offsetting items discussed in the preceding paragraph.

Amortization of Intangibles Assets. Amortization of intangible assets were $1,733 for the three months ended September 30, 2024 as compared to $2,173 for the three months ended September 30, 2023, a decrease of $440, or 20.2%. The decrease was due to the full amortization of certain intangible assets in prior periods.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit-sharing, bonuses, and deferred compensation expenses were $2,076 for the three months ended September 30, 2024 as compared to $2,346 for the three months ended September 30, 2023, a decrease of $270, or 11.5%. The decrease was primarily driven by lower bonus accruals aligning with Company financial performance, slightly offset by deferred compensation expense during the current year period versus deferred compensation income during the prior year period due to fluctuations in the financial markets.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $7,559 for the three months ended September 30, 2024 as compared to $8,608 for the three months ended September 30, 2023, a decrease of $1,049, or 12.2%. The decrease was predominantly attributable to lower legal fees associated with the litigation against the former fitness customer and non-recurring professional fees related to the MSA acquisition during the prior year period.

Interest Expense. Interest expense was $2,653 for the three months ended September 30, 2024 as compared to $3,907 for the three months ended September 30, 2023, a decrease of $1,254, or 32.1%. The change is due to a decrease in borrowings and lower interest rates relative to the prior year period.

Provision for Income Taxes. Income tax expense was $100 for the three months ended September 30, 2024 as compared to $554 for the three months ended September 30, 2023. The decrease of $454 is primarily due to a lower effective tax rate in the current year period as a result of increased excess tax benefit associated with stock-based compensation items, partially offset by higher net income and comprehensive income in the current year period. Refer to Note 8 – Income Taxes of the Condensed Consolidated Financial Statements for further details.

Due to the factors described in the preceding paragraphs, net income and comprehensive income, EBITDA Margin and Adjusted EBITDA Margin increased during the three months ended September 30, 2024, while EBITDA and Adjusted EBITDA decreased, as compared to the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
	2024		2023		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$460,298	100.0%	$439,843	100.0%	$20,455	4.7%
Cost of sales	399,993	86.9%	388,351	88.3%	11,642	3.0%
Manufacturing margins	60,305	13.1%	51,492	11.7%	8,813	17.1%
Amortization of intangible assets	5,200	1.1%	5,649	1.3%	(449)	(7.9)%
Profit sharing, bonuses and deferred compensation	10,010	2.2%	8,037	1.8%	1,973	24.5%
Other selling, general and administrative expenses	23,589	5.1%	22,969	5.2%	620	2.7%
Income from operations	21,506	4.7%	14,837	3.4%	6,669	44.9%
Interest expense	(8,977)	2.0%	(7,533)	1.7%	1,444	19.2%
Loss on extinguishment of debt	—	0.0%	(216)	0.1%	(216)	NM
Provision for income taxes	2,532	0.6%	1,471	0.3%	1,061	72.1%
Net income and comprehensive income	$9,997	2.2%	$5,617	1.3%	$4,380	78.0%
EBITDA	$49,633	10.8%	$40,119	9.1%	$9,514	23.7%
Adjusted EBITDA	$55,220	12.0%	$48,349	11.0%	$6,871	14.2%

Net Sales. Net sales were $460,298 for the nine months ended September 30, 2024 as compared to $439,843 for the nine months ended September 30, 2023 for an increase of $20,455, or 4.7%. The increase was primarily driven by the acquisition of MSA in the third quarter of the prior year and incremental volumes from new program wins. These items were partially offset by softening demand within all key end markets, customer de-stocking channel inventory and the foreseen roll-off of certain military aftermarket programs at the end of 2023.

Manufacturing Margin. Manufacturing margins were $60,305 for the nine months ended September 30, 2024 as compared to $51,492 for the nine months ended September 30, 2023, an increase of $8,813, or 17.1%. The increase was primarily driven by increased sales volumes, MSA acquisition, MBX initiatives, commercial pricing actions and the 12% reduction in the Company’s labor force.

Manufacturing margin percentages were 13.1% for the nine months ended September 30, 2024 as compared to 11.7% for the nine months ended September 30, 2023, an increase of 1.4%. This increase was attributable to the items discussed in the preceding paragraph.

Amortization of Intangibles Assets. Amortization of intangible assets were $5,200 for the nine months ended September 30, 2024 as compared to $5,649 for the nine months ended September 30, 2023, a decrease of $449. The decrease was due to the full amortization of certain intangible assets in prior periods, slightly offset by the amortization expense associated with the identifiable intangible assets from the MSA acquisition.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit-sharing, bonuses, and deferred compensation expenses were $10,010 for the nine months ended September 30, 2024 as compared to $8,037 for the nine months ended September 30, 2023, an increase of $1,973, or 24.5%. The increase was primarily due to higher bonus accruals aligning with Company financial performance in the current year period.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $23,589 for the nine months ended September 30, 2024 as compared to $22,969 for the nine months ended September 30, 2023, an increase of $620 or 2.7%. The increase was predominantly attributable to higher costs related to compliance requirements and annual wage inflation, partially offset by lower legal fees associated with the litigation against the former fitness customer and non-recurring professional fees related to the MSA acquisition during the prior year period.

Interest Expense. Interest expense was $8,977 for the nine months ended September 30, 2024 as compared to $7,533 for the nine months ended September 30, 2023, an increase of $1,444, or 19.2%. The change is due to higher average interest rates and debt levels as compared to the prior year period. The increase in debt level is due to the acquisition of MSA which closed during the third quarter of the prior year period.

Provision for Income Taxes. Income tax expense was $2,532 for the nine months ended September 30, 2024 as compared to $1,471 for the nine months ended September 30, 2023. The increase of $1,061 is primarily due to higher net income and comprehensive income in the current year period, partially offset by an increased tax benefit associated with stock-based compensation items. Refer to Note 8 – Income Taxes of the Condensed Consolidated Financial Statements for further details.

Due to the factors described in the preceding paragraphs, net income and comprehensive income, EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin increased during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Liquidity and Capital Resources

Cash Flows Analysis

	Nine Months Ended
	September 30,		Increase (Decrease)
	2024	2023	$ Change	% Change
Net cash provided by operating activities	$51,847	$13,696	38,151	279%
Net cash used in investing activities	(9,645)	(97,654)	88,009	90%
Net cash provided by (used in) financing activities	(42,696)	86,136	(128,832)	NM
Net change in cash	$(494)	$2,178	$(2,672)

Operating Activities. Cash provided by operating activities was $51,847 for the nine months ended September 30, 2024, as compared to $13,696 for the nine months ended September 30, 2023. Of the $38,151 increase in operating cash flows, $17,562 is due to a payout of deferred compensation to a retired Company executive made in the prior year period. The remaining increase of $20,589 was primarily due to the favorable impact of higher earnings and changes in net working capital items. The primary favorable changes in working capital include a decrease in accounts receivable due to the Company’s ongoing collection efforts, an increase in accounts payable due to the timing of payments and improved inventory turns.

Investing Activities. Cash used in investing activities was $9,645 for the nine months ended September 30, 2024, as compared to $97,654 for the nine months ended September 30, 2023. The $88,009 decrease in cash used in investing activities was mainly driven by the acquisition of MSA, which was completed on July 1, 2023.

Financing Activities. Cash used in financing activities was $42,696 for the nine months ended September 30, 2024, as compared to cash provided by financing activities of $86,136 for the nine months ended September 30, 2023. The $128,832 decrease is mainly due to the debt repayments in excess of borrowings during the current year period and the withdrawal of funds used to purchase MSA in the prior year period. Additionally, the Company purchased $1,996 of common stock in the first nine months of 2024 as compared to $2,661 in the prior year period. The Company’s decision to repurchase additional shares in 2024 will depend on business conditions, free cash flow generation, other cash requirements and stock price. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information regarding share repurchases.

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

At September 30, 2024, the interest rate on outstanding borrowings under the Revolving Loan was 7.22%. We had availability of $138,955 under the revolving credit facility at September 30, 2024.

We must pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Credit Agreement. We must also pay fees as specified in the Fee Letter (as defined in the Credit Agreement) and with respect to any letters of credit issued under the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness; create, incur, assume or suffer to exist liens; make certain investments; allow our subsidiaries to merge or consolidate with another entity; make certain asset dispositions; pay certain dividends or other distributions to shareholders; enter into transactions with affiliates; enter into sale leaseback transactions; and exceed the limits on annual capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum interest coverage ratio of 3.00 to 1.00. At September 30, 2024, our interest coverage ratio was 4.92 to 1.00. The Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 3.50 to 1.00. As of September 30, 2024, our consolidated total leverage ratio was 1.59 to 1.00.

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

Other Debt

Additionally, the Company has a Fond du Lac County and Fond du Lac Economic Development Corporation term note (Fond du Lac Term Note). The Fond du Lac Term Note is secured by a security agreement, payable in annual installments of $500 plus interest at 2.00% and is due in full in December 2028. The balance outstanding as of September 30, 2024 was $2,375, with the short-term and long-term balance of $500 and $1,875, respectively, recorded in other current liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets.

Capital Requirements and Sources of Liquidity

During the nine months ended September 30, 2024 and 2023, our capital expenditures were $9,753 and $9,814 respectively. The marginal decrease of $61 was driven by the Company controlling its spend due to the end market demand softening. In turn, capital expenditures for the full year 2024 are expected to be between $13,000 and $15,000.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. At September 30, 2024, we had immediate availability of $138,955 through our revolving credit facility and the availability of incremental facilities to the greater of $100,000 and 125% of the Company’s twelve month trailing Consolidated EBITDA through an accordion feature under our Credit Agreement, subject to the covenants under the Credit Agreement. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital. We will continue to have access to the availability currently provided under the Credit Agreement as long as we remain compliant with the financial covenants. Based on our estimates at this time, we expect to be in compliance with these financial covenants through 2024 and the foreseeable future.

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

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at September 30, 2024:

		Payments Due by Period
	Total	2024 (Remainder)	2025 – 2026	2027 – 2028	Thereafter
Long-term debt principal payment obligations (1)	$113,420	$500	$1,000	$111,920	$—
Forecasted interest on debt payment obligations (2)	21,859	1,887	11,603	8,369	—
Finance lease obligations (3)	871	142	642	87	—
Operating lease obligations (3)	33,448	1,468	10,259	9,979	11,742
Total	$169,598	$3,997	$23,504	$130,355	$11,742
(1)	Principal payments under the Company’s Credit Agreement, which expires in 2028 and the Fond du Lac Term Note, which is due in full in December 2028.
(2)	Forecasted interest on debt obligations are based on the debt balance, interest rate, and unused fee of the Company’s revolving credit facility and debt balance and interest rate of the Company’s Fond due Lac Term Note.
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

The amount borrowed under the revolving credit facility under the Credit Agreement was $111.0 million with an interest rate of 7.22% as of September 30, 2024. Please see “Liquidity and Capital Resources – Amended and Restated Credit Agreement” in Part I, Item 2 and Note 4 in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more specifics.

A hypothetical 100-basis-point increase in interest rates would have resulted in an additional $1.0 million of interest expense based on our variable rate debt at September 30, 2024. We do not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect our cash flow.

Commodity Risk

We source a wide variety of materials and components from a network of suppliers. Commodity raw materials, such as steel, aluminum, copper, paint and paint chemicals, and other production costs are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and in many cases utilize contracts with those customers to mitigate the impact of commodity raw material price fluctuations. As of September 30, 2024, we did not have any commodity hedging instruments in place.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to purchases we made of shares of our common stock during the quarter ended September 30, 2024:

			Total Number	Dollar Value of
			of Shares	Shares that
	Total		Purchased as	May Yet Be
	Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs (1)
July 2024	—	$—	—	$24,002,119
August 2024	—	$—	—	$24,002,119
September 2024	53,728	$18.58	53,728	$23,004,056
Total	53,728		53,728
(1)	On October 26, 2023, the Board of Directors approved a new share repurchase program of up to $25 million of shares through 2026. The new share repurchase program replaced the prior program.

Item 5. Other Information

During the three months ended September 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

MAYVILLE ENGINEERING COMPANY, INC.

Date: November 6, 2024	By:	/s/ Jagadeesh A. Reddy
Jagadeesh A. Reddy
President & Chief Executive Officer

	By:	/s/ Todd M. Butz
Todd M. Butz
Chief Financial Officer