Form 10-K
period 2024-12-31
Mayville Engineering Company, Inc.
filed 2025-03-06
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on June 28, 2024, was $330,292,280.

The number of shares of the Registrant’s Common Stock outstanding as of February 21, 2025 was 20,419,823.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference to the Registrant’s proxy statement for its 2025 annual meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2024.

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

Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2024, and as such may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q, and the following:

●	Macroeconomic conditions, including inflation, elevated interest rates, labor availability, material cost pressures and inconsistent customer demand, have had, and may continue to have, a negative impact on our business, financial condition, cash flows and results of operations (including future uncertain impacts);

●	risks relating to developments in the industries in which our customers operate;
●	risks related to scheduling production accurately and maximizing efficiency;
●	our ability to realize net sales represented by our awarded business;
●	failure to compete successfully in our markets;
●	our ability to maintain our manufacturing, engineering and technological expertise;
●	the loss of any of our large customers or the loss of their respective market shares;
●	risks related to entering new markets;
●	our ability to recruit and retain our key executive officers, managers and trade-skilled personnel;
●	volatility in the prices or availability of raw materials critical to our business;
●	manufacturing risks, including delays and technical problems, issues with third-party suppliers, environmental risks and applicable statutory and regulatory requirements;
●	our ability to successfully identify or integrate acquisitions;
●	our ability to develop new and innovative processes and gain customer acceptance of such processes;

●	risks related to our information technology systems and infrastructure;
●	geopolitical and economic developments, including foreign trade relations and associated tariffs;
●	results of legal disputes, including product liability, intellectual property infringement and other claims;
●	risks associated with our capital-intensive industry;
●	risks related to our treatment as an S Corporation prior to the consummation of our initial public offering of common stock (IPO);
●	risks related to our employee stock ownership plan’s treatment as a tax-qualified retirement plan; and
●	our ability to remediate the material weakness in internal control over financial reporting identified in preparing our financial statements included in this Annual Report on Form 10-K, and to subsequently maintain effective internal control over financial reporting.

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

General

Mayville Engineering Company, Inc. (MEC) is a leading U.S.-based, vertically integrated, value-added manufacturing partner providing a full suite of manufacturing solutions from concept to production, including design, prototyping and tooling, fabrication, aluminum extrusion, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, military and other end markets. We have developed long-standing relationships with our blue-chip customers based upon our commitment to “Unmatched Excellence”. We provide a diverse set of process offerings and a one-source solution with benefits throughout the entire product lifecycle, including front-end collaboration in design and prototyping, product manufacturing, aftermarket components and ancillary supply chain benefits. Founded as a corporation in 1945 and headquartered in Milwaukee, Wisconsin, we are a leading Tier I U.S. supplier of highly engineered components to original equipment manufacturer (OEM) customers with leading positions in their respective markets. We are focused on producing the highest quality components using complex processes at the lowest cost by working with customers throughout the product design and development process to establish optimal solutions. Our engineering expertise and technical know-how allow us to add value through every product redevelopment cycle (generally every three to five years for our customers). According to The Fabricator magazine, we have been ranked as the largest fabricator in the United States for the past 14 years in a row (2011 – 2024).

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

Our key customers have globally recognized brands and demand the highest product quality and expertise. Over our nearly 80-year history, we have developed capabilities and provided solutions that result in customer loyalty and long-standing relationships, which we call “The MEC Advantage”. We have a diverse and market-leading customer base that serves broad end markets representing favorable near- and long-term growth prospects for us. We have a track record of growth and are well-positioned to increase our market share and benefit from the growth in customer demand as well as the secular trends of reshoring and outsourcing across the end markets that we serve. To help pursue our strategic mission, we have approximately 2,200 employees who are tactically aligned around our core values. We are led by an experienced management team that has contributed to our growth by establishing deep and long-standing relationships with key customers and has worked to expand the customer base both organically and through strategic acquisitions.

We maintain an established base of long-standing customers comprised of leading, blue-chip OEM manufacturers across the United States. Our broad capabilities offering and track record of producing the highest quality solutions have allowed us to establish, and subsequently deepen, relationships with additional products and platforms over time. For example, our more than 40-year relationship with Deere & Company (John Deere) began with a small order of simple stamped parts for a farm tractor in its agricultural segment that expanded over time and represented 2024 sales in excess of $65 million across five market segments, representing over 65 model platforms. We have also been successful in winning customers and rapidly expanding relationships with high-growth customers by utilizing our complete product lifecycle management offering. For instance, we began our relationship with a powersports company less than ten years ago, starting with our expertise in performance structure suspension components, and we have been able to expand our relationships into tubes, fabrications and finished goods assemblies. Through this expansion, with product shipping from multiple facilities, we have been able to deepen our relationship and expand our market position through each of their new product updates, solidifying us as a strategic partner.

We serve our customers through 23 strategically located U.S. facilities, of which 22 are in use, across seven states, with more than three million square feet of manufacturing capacity. Our expansive footprint enables us to service and maintain strong relationships with existing key customers across the United States with a “local” presence, as well as target new customer opportunities. Coupled with our focus on market alignment and execution, we constantly strive to improve and refine capabilities, capacities and reduce our carbon footprint. In addition, the ongoing investment in flexible, re-deployable automation allows us to expand output while reducing cost and improving quality, productivity and consistency for margin enhancement and market leading competitiveness.

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

Our Industry

We compete in the highly fragmented market of contract manufacturers, the majority of which are small local players that are limited in scale, capabilities and technology. Many of these local manufacturers have single or limited production capabilities and provide niche components in specific geographic markets. Accordingly, there are a limited number of competitors in the value-added manufacturing market in which we operate with the capacity and expertise to deliver the complete product lifecycle of solutions we offer. For example, our diverse manufacturing capabilities across product lines have contributed to us being selected the Largest Fabricator by The Fabricator magazine’s “FAB 40” listing in the desirable U.S. markets for the past 14 years in a row (2011 – 2024). While we compete with certain manufacturers across selected product lines, we believe that no single manufacturer directly competes with us across our full offering and end market applications.

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

We have also experienced, and benefitted from, OEM trends seeking to improve their strategy execution and simplify their business through outsourcing and reshoring. Based on our history, OEMs pursue a strategy that focuses on core component market differentiation, such as structural frames and complete powertrain assemblies, and prefer to outsource the remaining product components to third parties rather than manufacturing them in-house. This is done in order to maintain their strategic focus, drive cost savings and reduce their own investment in manufacturing, thereby allowing them to focus on the most important aspects of their value creation process, namely product design and development, final product assembly and testing, branding, sales, marketing and distribution. While each specific OEM differs in its strategy, we see these trends continuing as customers deal with workforce constraints and look for optimum return on investments while improving cash flow. Moreover, our OEM customers focus on the production of the core components of their products, which leads them to rely on outsourced providers like us for the remaining components of their finished product needs. OEMs are also continuing to bring production back to the US and simplifying their supply chain processes. We believe we will benefit from this continued shift in our customers’ focus and ongoing desire for OEMs to improve efficiencies, reduce costs and simplify supply chains. Our established and embedded relationships, breadth of capabilities and scalability will allow us to streamline the supply chain process for our customers by acting as a single point of contact in the supply chain. In addition, we believe OEMs are increasingly favoring platforms supported by larger, more sophisticated and financially stable suppliers with the ability to serve large national and international operations all while maintaining a local touch. Our extensive manufacturing footprint, competitive cost structure and integrated design, engineering, production planning and quality program management capabilities position us favorably to take advantage of these opportunities and trends.

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

Leading and Defendable Market Position in Attractive North American Market. According to the Fabricator magazine, we have been ranked as the largest fabricator in the United States for the past 14 years in a row (2011 – 2024). The market is highly fragmented and characterized by high barriers to entry given the complex nature of the work, established relationships and high customer switching costs. While there are numerous competitors in the markets in which we operate, few maintain the product breadth, manufacturing capabilities, scale or engineering expertise that we do. Our depth of capabilities allows us to offer our customers:

●	low volume production capability;
●	customized and sophisticated solutions;
●	unique engineering and manufacturing capabilities throughout the product lifecycle;
●	critical scale to service large national and regional customers as well as local customers; and
●	the ability to act as a single point of contact and offer seamless customer service.

End Market and Customer Diversification. Our value-added manufacturing focus enables us to remain diversified across a variety of customer end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, and military, among others. These end markets are representative of our globally recognized customers, which are comprised of large OEM manufacturers. In 2024, our top customer and top ten customers accounted for 16.8% and 70.6% of net sales, respectively, which collectively represents hundreds of platforms that we serve across a variety of end markets and customer operating segments. Our access to a multitude of end markets allows us to strategically shift focus to sell into current opportunities as end market demand evolves. In addition to customer and end market diversification, our customers themselves are also diversified across multiple end markets. For example, we provide John Deere, a leading customer with 2024 net sales accounting for 11.3% of our total revenue, with over 5,000 SKUs across over 65 individual John Deere platforms including the agriculture, forestry, turf care, power systems and construction & access equipment end markets. Our increasingly stable performance is a direct result of our intentional business design of agility and adaptability to realign manufacturing capacities to serve diversified and ever-changing end markets.

End Market Diversification
(% of Net Sales)
100%
80%
60%
40%
20%
0%
2019
2020
2021
2022
2023
2024
11%
7%
8%
17%
22%
35%
11%
9%
9%
20%
18%
33%
10%
5%
11%
20%
20%
34%
8%
5%
11%
16%
21%
39%
11%
6%
10%
17%
18%
38%
16%
5%
8%
17%
16%
38%
Heavy-and Meduim-Duty Commercial Vehicles

Breadth of Capabilities Appealing to a Variety of Applications. We have many manufacturing capabilities that together represent the building blocks for the complex solutions we provide to our customers. We maintain a full spectrum of capabilities across our facilities to address a wide set of customer needs, including upfront product development advice and prototyping, unique manufacturing processes and capabilities across a variety of products and back-end finishing, assembly and aftermarket components representing a unique end-to-end offering. Our range of capabilities combined with our breadth of components, including fabrications, tubes, tanks, performance structures and aluminum extrusions, expands the applicable uses and end markets in which we may offer our components. Throughout our history, our capabilities have allowed us to generate growth by expanding into new verticals and by further penetrating existing verticals through cross-selling to increase wallet share, a strategy that has driven deep-rooted relationships with our customers. Further, our unique combination of manufacturing processes allows us to opportunistically target sophisticated, higher margin business. The diversity of our offering has provided our company with financial stability through various end market and economic cycles.

Technology-Enabled Infrastructure. We continue to invest in a technology-enabled asset base that provides significant flexible and re-deployable capacity to support our planned growth, increases profitability, efficiency, quality and employee safety, reduces spend on energy and drives a long-term cost advantage over our competitors. We have leveraged our technical expertise within capital expenditure programs to make significant investments in operational infrastructure throughout our history via flexible and re-deployable automation, creating capacity, enhancing throughput, quality, and consistency. For example, we were one of the first in our industry to adopt fiber lasers and have continued to invest in this metal cutting capability. We continue to implement new high wattage fiber lasers with connected material handling automation systems. These connected machines are multiple times faster with more precision and consume less power than similar machines from a few years ago. Additionally, we operate robotic press brakes at several locations with a continuous shift towards precision and automation. By reducing setup times, faster speeds, accuracy, better ergonomics and employee interactions, these investments have resulted in attractive paybacks. Furthermore, we implemented cobots for welding and material handling applications at several facilities improving labor utilization and plan to continue with further investment in this technology. These investments in technology-enabled infrastructure allow us to reallocate our workforce, as employees can be retrained and redeployed into more technically skilled positions. In today’s ever-changing labor market, the ability to redeploy labor to increase flexibility and capacity for our customers is of the utmost importance and interest. Our investments in continuous improvement and automation have driven operational efficiencies and improved metric tracking allowing our management team to more effectively run the business and improve the value we provide to our customers. We have, from time to time, made strategic, customer-driven investments that directly support new product and market expansion which result in further competitive advantages and higher switching costs for our customers.

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

High-Performance Culture. The Company is focused on effectuating cultural change across the organization by the implementation of performance-based metrics, lean daily management and other process-oriented strategies. Through these efforts, the Company is building a high-performance culture capable of driving improved performance, asset utilization and cost optimization.

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

Commercial Excellence. The Company is focused on driving commercial growth through an integrated, solutions-oriented approach that leverages its full suite of design, prototyping and aftermarket services; an expansion of its fabrication capabilities beyond steel, with an emphasis on lightweight aluminum, plastics and composites; diversification within high-growth energy transition markets; further market penetration within existing end markets; and the implementation of a value-based pricing model capturing the cost to serve. These growth initiatives will continue to deepen and defend our existing market share, while diversifying our customer and end market exposure.

Disciplined Capital Deployment. The Company is focused on driving a disciplined capital strategy that includes allocating capital to expand within high-growth adjacent markets, continue to increase our share-of-wallet with existing customers and execute strategic acquisition opportunities while also generating strong free cash flow, managing debt levels and liquidity positions, and continuing to return capital to shareholders through share repurchases. As part of this initiative, our intentions are to prioritize capital investment towards the light-weighting of materials fabrication, such as aluminum, plastics, and composites, to ensure we are in position to support growth within high-growth energy transition markets.

Human Resource Optimization. Our employees are the foundation of our company; with experience across a diverse range of markets and capabilities, they drive innovation, believe in our process and the outcomes of their work and our success. The Company remains focused on increasing our investment in our workforce and the recruiting and retention of skilled, experienced employees to support the growth of its business. This component of MBX is designed to provide competitive, performance-based incentives, develop high-potential candidates for internal development and advancement, ensure business continuity through multi-tiered succession planning and ensure a stable recruiting pipeline. Additionally, as we continue to invest in our business and increasingly implement a more technology-enabled infrastructure, we strive to redeploy our employees in other, higher-skilled areas of our business and invest in training where needed.

Our Capabilities

We offer a broad portfolio and a one-source solution comprised of advanced and innovative capabilities that enhance quality and simplify supply chains for our customers. Through our collaborative approach, we maintain a complete, and growing, set of sophisticated manufacturing capabilities to meet the diverse needs of our customers, including:

●	Program Management — We offer our customers a complete solution from concept to launch following the Advanced Product Quality Planning (APQP) process (planning, design for manufacturability and development, process design and improvement, product and process validation and continuous improvement).
●	Engineering — We collaborate with our customers and provide design for manufacturing, off-line programming (lasers, brake press, machining, robotic welding, coordinate measuring machines), value engineering and continuous improvement (CI).
●	Tool Design and Build — Our in-house tool design and tool room capability ensures quality from start to finish. We build and service all categories of tooling, including large progressive dies.
●	Laser Cutting — Our programmable fiber and CO2 laser cutting capabilities eliminate expensive hard tooling. Our equipment can cut metal up to 1 inch thick while maintaining tolerances to .002 inches at speeds up to 4,000 watts per minute. Our tube lasers are state-of-the-art cutting machines that offer exceptional tolerances and through-put.
●	Brake Press — We combine our operator’s expertise with the proper equipment required to offer top versatility to our clients for bending, forming, coining and air bending. Our facilities house the latest press brake machinery including robotic part manipulation and stacking.
●	Stamping — We provide custom metal stamping capabilities for short, medium or long production runs. For longer runs, our production of sheet metal stamping uses 50 to 1,200-ton manual or automatic feed presses with state-of-the-art feed lines for precision metal stamping. Our small, high-speed presses are ideal for producing intricate high-volume stampings.

●	Machining — We provide a variety of machining capabilities to meet our customer needs by providing in-house machining assistance for parts that are part of larger fabrications and assemblies.
●	Aluminum Extrusion — We provide a diverse range of aluminum extrusion profiles for various applications using advanced extrusion presses ranging from 4.5” to 8.0” billet diameters and 880 to 3,150-ton. Using 6000-series alloys, we can produce a wide array of products from the most common, large extruded profiles, to some of the smallest and thinnest-walled extruded profiles in the industry.
●	Tube Bending — We maintain vast tube bending capabilities, including (i) manufacturing of oval, round and square tubes from .25 inch up through six inch and (ii) leveraging our extensive inventory of equipment including the latest computer numerical control (CNC) benders; and state-of-the-art technologies such as CNC electro-servo-driven bending with multi-task heads. We have integrated robotic automation into applicable bending cells to generate maximum throughput with less labor costs.
●	Welding — We have earned our reputation as one of the premier manufacturers of weldments. Our welding departments offer manual and robotic wire welding, including Gas Metal Arc Welding (GMAW) and also known as Metal Inert Gas (MIA), Gas Tungsten Arc Welding (GTAW) and also known as Tungsten Inert Gas (TIG), Heliarc, Fluxcore, Metalcore, Aluminum, Plasma Weld, Brazing and Pulse Heliarc.
●	Coatings, Assembly and Logistics — We provide premier full-service coating, assembly and logistics solutions. Our coating capabilities offer a full-range of high technology industrial applications, including: E-Coat, military certified CARC, commercial and industrial powder and liquid coatings. Our coating systems utilize direct-to-metal and pre-treatments including acid pickle, zinc phosphate and in-line Alodine for the conversion of aluminum.
●	Lean and Continuous Improvement — Through our formal, robust MBX system, MEC is driving lean and continuous improvement in every facet of our business. Eliminating waste leads to value creation, overall customer satisfaction and revenue growth.

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

We periodically enter into joint process improvement efforts with key customers. Such exercises have historically resulted in reduced manufacturing critical path time, cost reductions and quality improvements through effective batch sizes and more repeatable processes. Our commitment to precision and continuous improvement initiatives have resulted in the acquisition and application of state-of-the-art technologies and plant improvements that support lean, quick response manufacturing flexibility that put us at the forefront of our market. Moreover, the agility that our quick response manufacturing methodology provides keeps our purchasing, manufacturing, engineering and quality teams on the cutting edge of flexible manufacturing. This adaptable approach also decreases manufacturing costs, allows for faster order turnaround times and elimination of excess waste.

We maintain an advanced machinery portfolio in our facilities allowing us to leverage our employee workforce with state-of-the-art capabilities and functionality. We strive to maintain our assets or upgrade capabilities where deterioration has driven obsolescence or better technology is available, reducing our carbon footprint. Most recently, we have invested in multiple fiber laser systems, robotic brake presses, cobots and tube bending cells with automation aimed at reducing labor content and optimizing floor space which allows us to generate more revenue with the same workforce and footprint.

Our Markets

Our primary end markets include (but are not limited to) the heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture and military markets. While our individual end markets may be exposed to cyclical variations, the diversified nature of our end markets affords us the ability to shift production with demand as certain end markets trend lower and others trend higher. In our experience, our diversification has muted the impact of downturns on our business that have affected us in the past. For example as our heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, and agriculture customers’ revenues fluctuated from 2013 to 2017, with median peak-to-trough sales decline of 23%, our peak-to-trough sales declines were less than that of those respective markets at only 10%. We were able to accomplish this by reallocating our resources to serve our heavy- and medium-duty commercial vehicles and powersports customers, leading to strong double-digit growth in those end markets.

●	Heavy- and Medium-Duty Commercial Vehicles: Heavy-duty commercial vehicles include class 8 heavy trucks such as standard semi-trucks. Medium-duty commercial vehicles include classes 3-7 trucks such as box trucks;
●	Construction & Access Equipment: Primary applications include wheel loaders, crawlers, skid steer loaders, excavators, motor graders, aerial lifts, boom lifts and other construction equipment;
●	Powersports: Encompasses our all-terrain (ATV) and multi-utility (MUV) vehicles, as well as marine and motorcycle markets;
●	Agriculture: Primary applications include tractors, combines, sprayers, turf care, implements and other agriculture-related equipment;
●	Military: We provide a variety of components for military vehicle platforms;
●	Other: We provide components and assemblies to a variety of other industrial end markets, such as power generation, industrial equipment and fixtures, consumer tools, mining, forestry, medical and the automotive end market.

Our Customers

We are a critical and deeply embedded supply partner with strong strategic alignment and relationships with our customers. We have developed long-standing business relationships with our OEM customers, many of which span decades. Further, we are diversified by customers and end markets with net sales attributed to our top 20 customers accounting for $478 million of 2024 net sales, and no single end market accounting for more than 38% of net sales. For the year ended December 31, 2024, PACCAR Inc. and John Deere accounted for 16.8% and 11.3% of net sales, respectively. We have not historically experienced customer attrition given high customer switching costs resulting from our embedded relationships driven by our broad capabilities and scale.

Raw Materials and Manufactured Components

Our primary purchased commodities are steel and aluminum. We maintain a broad and diverse base of over 800 direct material suppliers. Our established relationships provide efficient and flexible access to resources and redundancy to ensure support of our customers. We have no history of significant supply issues or outages. In 2024, no single supplier represented more than 12% of our total raw material purchases and over 98% of the raw materials we purchased were sourced from suppliers in the United States. Our suppliers are strategically located to maximize efficiencies and minimize shipping costs. We maintain a multitude of alternative suppliers to which we could transfer orders to, if needed. As we continue to grow, however, we intend to leverage our size and scale to rationalize our supply base to further reduce material costs. We have structured our customer contracts to pass through commodity price changes, which has allowed us to limit any potential impact of raw material price volatility and tariffs to our margins.

Sales and Marketing

We have a strong sales team comprised of approximately 50 experienced professionals responsible for managing and expanding client relationships and proactively pursuing new opportunities. Sales personnel are aligned by market segment and customer, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, military and other end markets, and employ a highly technical and collaborative sales process with deep knowledge of our customers and capabilities. Sales personnel have assigned support teams comprised of inside sales and account management, commercial operations, estimating and application engineering and marketing personnel. We are consistently involved in the request for proposal processes, where our sales teams with deep process expertise collaborate with customers on optimal designs for manufacturability and manufacturing efficiency. The upfront collaboration drives formalization of product specifications, program lifecycle planning, cost estimates and risk mitigation. The sales process typically takes 3 to 18 months and ultimately ends in the implementation of product lifecycle timelines and purchase orders under long-term customer arrangements. The sales team utilizes systems infrastructure that effectively track and manage backlogs, quotes and bookings information, strategic projects and call reports, all of which are reviewed at weekly sales team meetings.

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

Our Human Capital Management

We build a high-performance culture where employees are empowered to innovate and deliver premium products to our customers. Our “One MEC, One Mission” values guide how we work and interact with each other. Our foundation rests on integrity, respect, and teamwork, alongside our commitment to agility, customer focus, and collaboration. Additionally, we believe our success depends on our ability to attract, develop and retain highly skilled employees. As of December 31, 2024, we had approximately 2,200 full-time employees, approximately 1,700 of whom are production employees. None of our employees are represented by a union and we are not party to any collective bargaining agreements. On average, our employees have approximately nine years of service with us.

Training and development

We invest in developing and maintaining a highly skilled workforce. Our employees pursue diverse career paths through on-the-job training, certification programs, and tuition reimbursement. We support talent development at all levels through our annual performance review process, which includes creating individual development plans for employee growth. While hiring skilled trade workers remains challenging across our industry, our investments in new technologies and capabilities enable us to retrain employees from traditional roles for other positions within the Company.

Compensation and benefits

We provide competitive compensation and comprehensive benefits, benchmarking our packages annually against similar industries in our facilities locations. Our compensation strategy aims to reward performance, support the Company’s goals, and attract and retain top talent. Our stock-based compensation plan helps us maintain competitive total compensation packages while incentivizing long-term company performance. All full-time employees are offered an incentive program and select employees responsible for driving results are eligible to receive stock-based compensation through our Omnibus Incentive Plan. Refer to Note 18 – Stock-based compensation within the Notes to Consolidated Financial Statements for additional detail related to our stock-based compensation program.

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

Lastly, MEC has several initiatives entered around employee appreciation which include: cookouts, holiday lunches and a Fresh Market food program.

Health and safety

The safety, health and well-being of our employees is one of the Company’s top priorities, and we are committed to providing a safe workplace for all of our employees. Our “Work MEC Safe” program creates a strong safety culture based on five key elements: Inspire, Lead, Analyze, Educate and Recognize. These elements lay the foundation for establishing an employee voice in daily operations, ensuring safety ownership from those in leadership roles, identifying workplace hazards through routine inspections, audits and observations, training employees to identify and mitigate risks and prevent injuries, and developing avenues to continue enhancing the importance of safety in the workplace.

Ethics

Along with our core values, we act in accordance with our Code of Conduct Policy, which creates expectations and provides guidance for all our employees to make the right decisions. Our Code of Conduct Policy covers such topics as freedom from discrimination, freedom of harassment, non-retaliation, conducting Company affairs and fair dealing, conflicts of interest, compliance and disclosures, proper use of Company assets, protecting confidential information and reporting and enforcement of Code of Conduct violations.

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

Macroeconomic conditions, including inflation, elevated interest rates, labor availability, material cost pressures and inconsistent customer demand, have had, and may continue to have, a negative impact on our business, financial condition, cash flows and results of operations. For instance, we were negatively impacted in 2024 by customers implementing channel inventory de-stocking activities to reduce their inventory from near historic high levels. In addition, in 2024, continued inflationary pressures on wages, benefits, materials, and manufacturing supplies negatively impacted our results of operations and cash flows.

We expect material cost inflation and inflationary pressures on wages and benefits to continue in 2025 and we may not be able to fully mitigate the impact of the inflationary cost pressures through price increases. Continuing or worsening inflation and/or labor challenges may have a material adverse impact on our business, financial condition, cash flows and/or results of operations.

Although we do not have any operations outside the United States, geopolitical events, including the ongoing conflicts between Russia and Ukraine and in the Middle East, has caused greater uncertainty in the global economy and has led to significant volatility in raw material costs, component costs, commodity prices and energy costs, exacerbating the inflation situation.

We are affected by developments in the industries in which our customers operate.

We derive our net sales from customers in the following industry sectors: heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, military and other end markets. Factors affecting any of these industries in general, or any of our customers in particular, could adversely affect us because our net sales growth largely depends on the continued growth of our customers’ businesses in their respective industries. These factors include:

●	seasonality of demand for our customers’ products, and/or customer destocking activities, which may cause our manufacturing capacity to be underutilized for periods of time;
●	our customers’ failure to successfully market their products, to gain or retain widespread commercial acceptance of their products or to compete effectively in their industries;
●	loss of market share for our customers’ products, which may lead our customers to reduce or discontinue purchasing our processes and solutions or to reduce prices, thereby exerting pricing pressure on us;

●	economic conditions in the markets in which our customers operate, in particular, the United States, including inflationary pressures and other negative impacts on economic conditions, as well as recessionary periods such as a global economic downturn;
●	our customers’ decision to insource the production of components that has traditionally been outsourced to us; and
●	product design changes or manufacturing process changes that may reduce or eliminate demand for the components we supply.

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

We depend on a limited number of major manufacturers for a majority of our net sales. For example, our largest customers in 2024 included PACCAR Inc. and John Deere which accounted for 16.8% and 11.3% of our net sales, respectively. Our financial performance depends in large part on our ability to continue to arrange for the purchase of our processes and solutions with these customers, and we expect these customers to continue to make up a large portion of our net sales in the foreseeable future. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our business, financial condition, results of operations and cash flows by reducing cash flows and by limiting our ability to spread our fixed costs over a larger net sales base. We may make fewer sales to these customers for a variety of reasons, including, but not limited to:

●	loss of business relationship;
●	reduced or delayed customer requirements;
●	the insourcing of business that has been traditionally outsourced to us;
●	strikes or other work stoppages affecting production by our customers; or
●	reduced demand for our customers’ products, including as a result of inflationary pressures, elevated interest rates and/or geopolitical events.

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

Our expenses relating to employee health benefits are significant. Unfavorable changes in the cost of and the unpredictability of claims under such benefits, including inflationary pressures on wages and benefits, could impact our financial results and cash flows. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system. Due to the breadth and complexity of the healthcare reform legislation and the uncertainty surrounding further reform proposals, we are not able to fully determine the impact that healthcare reform will have in the future on company sponsored medical plans.

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

We have a material weakness in our internal control over financial reporting. If our remediation of this material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

In connection with the preparation of our annual report for the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the review and approval of journal entries.

We are in the process of taking steps intended to remediate the material weakness. See Part II, Item 9A “Controls and Procedures,” of this Annual Report on Form 10-K for additional information. While we believe these efforts will improve our internal controls and address the underlying causes of the material weakness, the material weakness will not be fully remediated until our remediation plan has been fully implemented and we have concluded that our controls are operating effectively for a sufficient period of time. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. In addition, we cannot be certain that we have identified all material weaknesses in our internal control over financial reporting, or that in the future we will not have additional material weaknesses.

If we fail to effectively remediate this material weakness in our internal control over financial reporting, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the securities exchange on which our common shares are listed, the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in our financial reporting, we may face restricted access to the capital markets and our stock price may be adversely affected.

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

At December 31, 2024, we had $79.7 million outstanding under our revolving credit facility. In addition, we may be able to incur significant additional indebtedness in the future, and we may do so, among other reasons, to fund acquisitions as part of our growth strategy. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness in compliance with these restrictions.

Risks Related to Ownership of Our Common Stock

Your ability to influence corporate matters may be limited because the ESOP and our 401(k) plan own a substantial amount of our stock and continue to have significant influence over us, which may limit your ability to influence the outcome of important transactions, including a change in control.

As of December 31, 2024, our employees and certain former employees, through their interests in the ESOP and the Mayville Engineering Company, Inc. 401(k) Plan (the 401(k) Plan), beneficially owned approximately 28% of the outstanding shares of our common stock. Each participant in the ESOP and the 401(k) Plan is entitled to direct the vote of the shares allocated to his or her accounts, in his or her sole discretion. As a result, our employees and former employees, if acting together, will be able to significantly influence matters requiring approval by our shareholders, including the election of directors, influence over our management and policies and the approval of mergers, acquisitions or other extraordinary transactions. As employees and former employees, the ESOP and 401(k) Plan participants’ interests may be contrary to other investors. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our non-ESOP and non-401(k) Plan shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Since our initial public offering in May 2019, the market price of our common stock has been volatile and has been and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause investors to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following: general economic and geopolitical conditions, inflation, interest rates, tariffs, fuel prices, international currency fluctuations and acts of war or terrorism; price and volume fluctuations in the overall stock market from time to time; actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us; changes in the market’s expectations about our operating results; changes in our orders in a given period; success of competitors; our operating results failing to meet the expectation of securities analysts or investors in a particular period;

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company is committed to maintaining a strong cybersecurity posture devoting significant resources to cybersecurity and risk management processes to adapt to the rapidly evolving landscape and respond to emerging threats in a timely and effective manner. Our cybersecurity risk management program aligns with the National Institute of Standards and Technology (NIST) framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover. The Company has designed and implemented cybersecurity policies and procedures for identifying and managing material risk from cybersecurity threats, both internally and related to the use of third-party service providers. We use various tools and methodologies to manage cybersecurity risk that are tested on a regular basis. At the tactical level, our information technology (IT) security team regularly monitors alerts and meets to discuss threat levels, trends and remediation. The Company monitors and evaluates our cybersecurity position and performance on an ongoing basis through regular vulnerability scans, penetration tests and threat intelligence feeds. Additionally, the Company maintains a formal information security training program for all employees that includes training on matters such as phishing, email security best practices and data privacy. To evaluate and enhance our cybersecurity program, it is regularly evaluated by external experts with the results of those reviews reported to senior management and the Audit Committee of our Board of Directors (Audit Committee). We also actively engage with key vendors, industry participants and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.

Oversight of cybersecurity risk is maintained by the Company’s Board of Directors and is supported by the Audit Committee. The Audit Committee is primarily responsible for overseeing our design, execution and administration of the Company’s enterprise risk management process, and with regard to cybersecurity risks, setting expectations and accountability for management and reviewing management’s assessment of the effectiveness of our cybersecurity controls, including policies and procedures to address our cyber risks and overseeing the Company’s cybersecurity disclosures. The Company’s information security program is managed by the Company’s Chief Information Officer (CIO), whom reports to the Chief Financial Officer (CFO), and whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. The CIO periodically briefs the Audit Committee and our CFO, as well as our Chief Executive Officer (CEO), other members of the Board of Directors and other members of our senior management as appropriate. These reports include, but are not limited to, new developments, evolving standards, vulnerability assessments, third-party and independent reviews, threat environment summaries and technological trends. In the event of a potentially material cybersecurity incident, the CIO will meet with the Company’s Audit Committee, CEO, CFO, legal counsel and any other members of senior management as appropriate to review the cybersecurity event, perform a materiality analysis and, if appropriate, identify any information required to be disclosed in a Current Report on Form 8-K.

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

Item 2. Properties.

We maintain owned and leased manufacturing and office facilities throughout the U.S. The Company’s corporate office is located in Milwaukee, Wisconsin. We believe that our facilities are sufficient to meet our current and near-term manufacturing needs.

		Approximate
Facility	Description of Use	Square Feet		Ownership
1. Mayville, WI	Manufacturing	340,000		Owned
2. Beaver Dam, WI	Manufacturing	303,000		Owned
3. Fond du Lac, WI	Manufacturing	299,000		Owned
4. Hazel Park, MI	Manufacturing	263,000	(1)	Leased
5. Defiance, OH	Manufacturing	250,000		Owned
6. Defiance, OH	Manufacturing	192,000		Owned
7. Heber Springs, AR	Manufacturing	190,000		Owned
8. Bedford, PA	Manufacturing	181,000		Leased
9. Mayville, WI	Manufacturing	167,000		Owned
10. Beaver Dam, WI	Manufacturing	163,000		Owned
11. Wautoma, WI	Held for Sale	157,000	(2)	Owned
12. Atkins, VA	Manufacturing	150,000		Owned
13. Byron Center, MI	Manufacturing	138,000		Leased
14. Defiance, OH	Manufacturing	90,000		Leased
15. Greenville, MS	Manufacturing	76,000		Leased
16. Wayland, MI	Manufacturing	75,000		Leased
17. Neillsville, WI	Manufacturing	58,000		Owned
18. Vanderbilt, MI	Manufacturing	50,000		Owned
19. Neillsville, WI	Manufacturing	42,000		Owned
20. Vanderbilt, MI	Manufacturing	40,000		Owned
21. Piedmont, MI	Manufacturing	34,000		Leased
22. Milwaukee, WI	Corporate Headquarters	17,000		Leased
23. Fond du Lac, WI	Manufacturing	—	(3)	Owned
TOTAL		3,275,000

(1)	Excludes approximately 182,000 square feet of subleased manufacturing space starting in June 2022.
(2)	Facility held for sale as of December 31, 2024.
(3)	Excludes approximately 23,000 square feet of owned manufacturing space that is leased to a non-related party starting in September 2023.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Information About Our Executive Officers

The following table sets forth certain information as of February 1, 2025, regarding our executive officers:

Name	Age	Position
Jagadeesh (Jag) A. Reddy	53	President and Chief Executive Officer
Todd M. Butz	53	Chief Financial Officer
Ryan F. Raber	42	Executive Vice President - Strategy, Sales & Marketing
Sean P. Leuba	54	Senior Vice President - Corporate Development and General Counsel
Rachele M. Lehr	48	Chief Human Resources Officer

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

Todd M. Butz joined our company in 2008 and has served as our Chief Financial Officer since January 2014. Mr. Butz also currently serves and has served on various non-profit boards. Prior to joining our company, Mr. Butz spent time in various roles including Manager of Worldwide Financial Reporting at Mercury Marine, a subsidiary of the Brunswick Corporation, and Audit Supervisor at Schenck Business Solutions, now Clifton Larsen Allen. Mr. Butz earned a Bachelor of Science in Accounting and Business Management from Marian University and is currently a licensed certified public accountant.

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

Rachele M. Lehr joined our company in March 2023 as Chief Human Resources Officer. Prior to joining our company, Ms. Lehr spent nearly 15 years at Briggs & Stratton where she held senior finance and corporate roles of increasing scope and complexity, including Senior Vice President of Human Resources and Administration, Director of Human Resources and Controller for a $600 million international business. Prior to joining Briggs & Stratton, Ms. Lehr served as Sales Controller for Bar-S Foods (A Sigma Company) and started her career at PricewaterhouseCoopers LLP, a public accounting firm. Ms. Lehr earned a Bachelor of Science in Business Administration with a Major in Accounting from Marquette University and is a certified public accountant (currently inactive).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price Information

Our common stock is traded on the New York Stock Exchange under the symbol MEC. As of February 1, 2025, there were seven registered shareholders of record of our common stock and thousands of beneficial holders of our common stock, including all the participants in our ESOP and many participants in our 401(k) Plan.

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

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases we made of shares of our common stock during the three months ended December 31, 2024:

			Total Number	Dollar Value of
			of Shares	Shares that
	Total		Purchased as	May Yet Be
	Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs (1)
October 2024	—	$—	—	$23,004,056
November 2024	172,621	$17.35	172,621	$20,008,251
December 2024	52,759	$17.13	52,759	$19,104,268
Total	225,380		225,380
(1)	On October 26, 2023, the Board of Directors approved a new share repurchase program of up to $25 million of shares through 2026. The new share repurchase program replaced the prior program.

Stock Performance Graph

The following graph compares the total return on our common stock between January 1, 2020 and December 31, 2024 with similar returns on the Standard & Poor’s (S&P) SmallCap 600 Index and the Dow Jones Industrial Average Index. The graph assumes a $100 investment with the reinvestment of any dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among Mayville Engineering Company, Inc., the S&P SmallCap 600 Index and

The Dow Jones Industrial Average

	1/1/2020	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Mayville Engineering Company, Inc.	$100.00	$143.07	$158.96	$134.97	$153.73	$167.59
S&P SmallCap 600	$100.00	$109.57	$137.26	$113.35	$129.09	$137.90
Dow Jones Industrial Average	$100.00	$107.25	$127.33	$116.15	$132.07	$149.08

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

We test our goodwill for impairment on an annual basis, and more frequently if events or changes in circumstances indicate that it might be impaired. For the years ended December 31, 2024 and 2023, there were no events or changes in circumstances that would indicate an impairment of our goodwill.

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

For impairment testing of long-lived assets, we identify asset groups at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flow expected to be generated by the assets. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset group. For the year ended December 31, 2024 and 2023, there were no events or changes in circumstances that indicated a material impairment of our long-lived assets.

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

Macroeconomic Conditions

The broader market dynamics over the past few years have resulted in impacts to the Company, elevated interest rates, inconsistent customer demand, material cost inflation and labor availability. The Company expects some of these dynamics to continue in 2025 and could continue to have an impact on demand, material costs and labor.

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

Other Key Performance Indicators

EBITDA, EBITDA Margin, Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow

EBITDA represents net income before interest expense, provision for income taxes, depreciation and amortization. EBITDA Margin represents EBITDA as a percentage of net sales for each period.

Adjusted EBITDA represents EBITDA before CEO transition costs, loss on extinguishment of debt, Mid-States Aluminum (MSA) acquisition related costs, stock-based compensation expense, field replacement claim, legal costs due to former fitness customer, costs recognized on step-up of MSA acquired inventory, impairment of long-lived assets and gain on contracts specifically purchased to meet obligations under the agreement with our former fitness customer, Wautoma restructuring charges, Chief Operating Officer (COO) restructuring costs and gain on lawsuit settlement. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period.

Free cash flow represents net cash provided by operating activities less cash flow used in the purchase of property, plant and equipment.

These metrics are supplemental measures of our operating performance that are neither required by, nor presented in accordance with, GAAP. These measures should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP as an indicator of our operating performance. We present EBITDA, EBITDA Margin, Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow as management uses these measures as key performance indicators, and we believe they are measures frequently used by securities analysts, investors and other parties to evaluate companies in our industry. These measures have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP.

Our calculation of EBITDA, EBITDA Margin, Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow may not be comparable to the similarly named measures reported by other companies. Potential differences between our measures of EBITDA and Adjusted EBITDA compared to other similar companies’ measures of EBITDA and Adjusted EBITDA may include differences in capital structure and tax positions.

The following table presents a reconciliation of net income and comprehensive income, the most directly comparable measure calculated in accordance with GAAP, to EBITDA and Adjusted EBITDA, and the calculation of EBITDA Margin and Adjusted EBITDA Margin for each of the periods presented.

	Twelve Months Ended
	December 31,
	2024	2023	2022
Net income and comprehensive income	$25,968	$7,844	$18,727
Interest expense	10,989	11,092	3,380
Provision for income taxes	7,596	1,039	3,667
Depreciation and amortization	37,588	35,080	29,311
EBITDA	82,141	55,055	55,085
CEO transition costs (1)	—	—	1,512
Loss on extinguishment of debt (2)	—	216	—
MSA acquisition related costs (3)	—	1,411	—
Stock-based compensation expense (4)	5,186	4,485	3,759
Field replacement claim (5)	—	490	—
Hazel Park transition and legal costs due to former fitness customer (6)	2,088	2,650	4,768
Costs recognized on step-up of MSA acquired inventory (7)	—	891	—
Impairment of long-lived assets and (gain) on contracts (8)	—	—	(4,346)
COO restructuring costs (9)	—	855	—
Wautoma restructuring charges (10)	492	—	—
Gain on lawsuit settlement (11)	(25,500)	—	—
Adjusted EBITDA	$64,407	$66,053	$60,778
Net sales	$581,604	$588,425	$539,392
EBITDA Margin	14.1%	9.4%	10.2%
Adjusted EBITDA Margin	11.1%	11.2%	11.3%
(1)	Costs, primarily professional services and legal fees, associated with the retirement and replacement of the former CEO.
(2)	Unamortized debt issue costs written off from the prior five-year credit agreement attributable to lenders that are no longer included in the amended and restated credit agreement or decreased their capacity in the amended and restated credit agreement.
(3)	Transaction costs, primarily legal and professional services, related to the acquisition of MSA.
(4)	Non-cash employee compensation based on the value of common stock issued pursuant to the 2019 Omnibus Incentive Plan.
(5)	Represents a one-time charge related to a COVID related sourcing issue that caused the Company to change suppliers and ultimately lead to a product being produced outside of customer specifications. These costs are not expected to be incurred on an ongoing basis and therefore are not indicative of ongoing operations.
(6)	Costs incurred to re-purpose the Hazel Park facility from products for the former fitness customer use to general use for the time period through July 31, 2022, and legal costs associated with the enforcement of the Company’s supply contract with the former fitness customer.
(7)	Expense associated with the recognized fair value step-up of inventory in correlation with the MSA acquisition.
(8)	Gain on the sale of the fixed assets that were previously impaired as a result of the change in forecast of our former fitness customer.
(9)	Restructuring costs associated with the separation of the former COO. See Note 19 within the Notes to Consolidated Financial Statements for additional detail.
(10)	Restructuring charges related to the closure of the Wautoma facility. See Note 19 within the Notes to Consolidated Financial Statements for additional detail.
(11)	Payment received from the former fitness customer resolving a previously disclosed lawsuit. See Note 9 within the Notes to Consolidated Financial Statements for additional detail.

The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable measure calculated in accordance with GAAP, to free cash flow for each of the periods presented.

	Twelve Months Ended
	December 31,
	2024	2023	2022
Net cash provided by operating activities	$89,807	$40,363	$52,426
Less: Capital expenditures	12,098	16,598	58,610
Free cash flow	$77,709	$23,765	$(6,184)

Free Cash Flows Analysis Twelve Months Ended December 31, 2024 Compared to Twelve Months Ended December 31, 2023

Free cash flow for the year ended December 31, 2024 was $77,709 as compared to $23,765 for the twelve months ended December 31, 2023, an increase of $53,944 or 227.0%. The increase in free cash flow was primarily due to an increase in cash provided by operating activities and a decrease in capital expenditures. Please see the “Liquidity and Capital Resources” section below for further information.

Free Cash Flows Analysis Twelve Months Ended December 31, 2023 Compared to Twelve Months Ended December 31, 2022

Free cash flow for the year ended December 31, 2023 was $23,765 as compared to ($6,184) for the twelve months ended December 31, 2022, an increase of $29,949. The increase in free cash flow was primarily due to less capital investments in 2023 due to the completion of the capital investment in the Company’s Hazel Park, MI facility at the end of 2022, partially offset by a decrease in operating activities, mainly due to a payout of deferred compensation to a retired Company executive in 2023.

Consolidated Results of Operations

A discussion regarding our financial condition and results of operations for the twelve months ended December 31, 2024 compared to the twelve months ended December 31, 2023 is presented below. A discussion regarding our financial condition and results of operations for the twelve months ended December 31, 2023 compared to the twelve months ended December 31, 2022 can be found under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on the Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 6, 2024 and is available on the SEC’s website at www.sec.gov, as well as our website at www.ir.mecinc.com.

Twelve Months Ended December 31, 2024 Compared to Twelve Months Ended December 31, 2023

	Year Ended December 31,
	2024		2023		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$581,604	100.0%	$588,425	100.0%	$(6,821)	(1.2)%
Cost of sales	510,507	87.8%	518,722	88.2%	(8,215)	(1.6)%
Manufacturing margins	71,097	12.2%	69,703	11.8%	1,394	2.0%
Amortization of intangible assets	6,933	1.2%	7,742	1.3%	(809)	(10.4)%
Profit sharing, bonuses and deferred compensation	13,593	2.3%	11,588	2.0%	2,005	17.3%
Other selling, general and administrative expenses	31,518	5.4%	30,182	5.1%	1,336	4.4%
Gain on lawsuit settlement	(25,500)	(4.4)%	—	—%	(25,500)	NM
Income from operations	44,553	7.7%	20,191	3.4%	24,362	120.7%
Interest expense	(10,989)	1.9%	(11,092)	1.9%	(103)	(0.9)%
Loss on extinguishment of debt	—	—%	(216)	0.0%	(216)	(100.0)%
Provision for income taxes	7,596	1.3%	1,039	0.2%	6,557	631.1%
Net income and comprehensive income	$25,968	4.5%	$7,844	1.3%	$18,124	231.1%
EBITDA	$82,141	14.1%	$55,055	9.4%	$27,086	49.2%
Adjusted EBITDA	$64,407	11.1%	$66,053	11.2%	$(1,646)	(2.5)%

Net Sales. Net sales were $581,604 for the twelve months ended December 31, 2024 as compared to $588,425 for the twelve months ended December 31, 2023, a decrease of $6,821, or 1.2%. This decrease was primarily due to softening demand within the second half of the current year in all our key end markets, customer de-stocking channel inventory and the foreseen roll-off of certain military aftermarket programs at the end of 2023. These items were partially offset by incremental volumes from new program wins and the acquisition of MSA in the third quarter of the prior year.

Manufacturing Margins. Manufacturing margins were $71,097 for the twelve months ended December 31, 2024 as compared to $69,703 for the twelve months ended December 31, 2023, an increase of $1,394, or 2.0%. The increase was primarily driven by MBX initiatives, commercial pricing actions and cost reduction actions, most notably, a 12% reduction in the Company’s labor force which occurred in the third quarter of 2024.

Manufacturing margin percentages were 12.2% for the twelve months ended December 31, 2024 as compared to 11.8% for the twelve months ended December 31, 2023, an increase of 0.4%. The increase was attributable to the items discussed in the preceding paragraph.

Amortization of Intangible Assets. Amortization of intangible assets were $6,933 for the twelve months ended December 31, 2024 as compared to $7,742 for the twelve months ended December 31, 2023, a decrease of $809, or 10.4%. The decrease was due to the full amortization of certain intangible assets in prior periods, slightly offset by the full year of amortization expense in 2024 associated with the identifiable intangible assets from the MSA acquisition.

Profit Sharing, Bonuses and Deferred Compensation Expenses. Profit sharing, bonuses and deferred compensation expenses were $13,593 for the twelve months ended December 31, 2024 as compared to $11,588 for the twelve months ended December 31, 2023, an increase of $2,005, or 17.3%. The increase was primarily driven by higher bonus accruals aligning with the Company’s attainment of certain financial performance targets for the current year period and higher stock-based compensation expense due to higher forfeitures of unvested awards in the prior year period.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $31,518 for the twelve months ended December 31, 2024 as compared to $30,182 for the twelve months ended December 31, 2023, an increase of $1,336, or 4.4%. The increase was predominantly attributable to higher costs related to compliance requirements and annual wage inflation, partially offset by lower legal fees associated with the litigation against the former fitness customer and non-recurring professional fees related to the MSA acquisition during the prior year period.

Gain on Lawsuit Settlement. On October 28, 2024, the Company and a former fitness customer entered into a formal Settlement Agreement (the “Agreement”) resolving a previously disclosed lawsuit. Under the terms of the Agreement, the Company and the former fitness customer agreed to dismiss the lawsuit and exchange mutual releases, and MEC received a gross payment of $25,500 from the former fitness customer in the fourth quarter of the current year. See Note 9 within the Notes to Consolidated Financial Statements for additional information regarding the lawsuit.

Interest Expense. Interest expense was $10,989 for the twelve months ended December 31, 2024 as compared to $11,092 for the twelve months ended December 31, 2023, a decrease of $103, or 0.9%. The decrease is due to lower average debt levels on our revolver as compared to the prior year period.

Provision for Income Taxes. Income tax expense was $7,596 for the twelve months ended December 31, 2024 as compared to $1,039 for the twelve months ended December 31, 2023, an increase of $6,557 or 631.1%. The increase is primarily due to the gain on lawsuit settlement in the current year period, partially offset by an increased tax benefit associated with stock-based compensation option exercises. See Note 8 of the Consolidated Financial Statements for further details.

Due to the factors described in the preceding paragraphs, net income and comprehensive income, EBITDA, and EBITDA Margin increased while Adjusted EBITDA and Adjusted EBITDA Margin decreased during 2024.

Liquidity and Capital Resources

The following is a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows:

	Twelve Months Ended
	December 31,
	2024	2023	2022
Net cash provided by operating activities	$89,807	$40,363	$52,426
Net cash used in investing activities	(11,712)	(104,132)	(50,668)
Net cash provided by (used in) financing activities	(78,561)	64,314	(1,749)
Net change in cash	$(466)	$545	$9

Cash Flows Analysis Twelve Months Ended December 31, 2024 Compared to Twelve Months Ended December 31, 2023

Operating Activities. Cash provided by operating activities was $89,807 for the twelve months ended December 31, 2024 as compared to $40,363 for the twelve months ended December 31, 2023. Of the $49,444 increase in operating cash flows, $17,562 is due to a payout of deferred compensation to a retired Company executive made in the prior year period. The remaining increase of $31,882 was primarily due to the lawsuit settlement payment of $25,500 and changes in net working capital items. The primary increases associated with working capital changes include a decrease in accrued liabilities in the prior year as part of a 401(k) Plan amendment, the utilization of income tax net operating losses and tax credit carryforwards and a decrease in cash used for accounts payable due to the timing of supplier payments positively impacted cash provided by operating activities for the current year period.

Investing Activities. Cash used in investing activities was $11,712 for the twelve months ended December 31, 2024, as compared to $104,132 for the twelve months ended December 31, 2023. The $92,420 decrease in cash used in investing activities was mainly due to the acquisition of MSA that used cash of $88,593 and was completed on July 1, 2023, along with a decrease in capital expenditures.

Financing Activities. Cash used in financing activities was $78,561 for the twelve months ended December 31, 2024, as compared to cash provided by financing activities of $64,314 for the twelve months ended December 31, 2023. The change was primarily due to the debt repayments in excess of borrowings during the current year period and the withdrawal of funds used to purchase MSA in the prior year period. Additionally, under the share repurchase plan, the Company purchased $5,896 of common stock in 2024 as compared to $2,661 of its common stock in 2023. The Company’s decision to repurchase additional shares in 2025 will depend on business conditions, free cash flow generation, other cash requirements and stock price. See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional information regarding share repurchases.

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

At December 31, 2024, the interest rate on outstanding borrowings under our revolving credit facility was 6.55%. We had availability of $170,275 under the revolving credit facility at December 31, 2024.

We must pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Credit Agreement. We must also pay fees as specified in the Fee Letter (as defined in the Credit Agreement) and with respect to any letters of credit issued under the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness; create, incur, assume or suffer to exist liens; make certain investments; allow our subsidiaries to merge or consolidate with another entity; make certain asset dispositions; pay certain dividends or other distributions to shareholders; enter into transactions with affiliates; enter into sale leaseback transactions; and exceed the limits on annual capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum interest coverage ratio of 3.00 to 1.00. At December 31, 2024, our interest coverage ratio was 4.62 to 1.00. The Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 3.50 to 1.00. As of December 31, 2024, our consolidated total leverage ratio was 1.28 to 1.00.

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

Other Debt

Additionally, the Company has a Fond du Lac County and Fond du Lac Economic Development Corporation term note (Fond du Lac Term Note). The Fond du Lac Term Note is secured by a security agreement, payable in annual installments of $500 plus interest at 2.00% and is due in full in December 2028. The balance outstanding as of December 31, 2024 was $1,875, with the short-term and long-term balance of $500 and $1,375, respectively, recorded in other current liabilities and other long-term liabilities in the Consolidated Balance Sheets.

Capital Requirements and Sources of Liquidity

During the twelve months ended December 31, 2024 and 2023, our capital expenditures were $12,098 and $16,598, respectively. The decrease of $4,500 was driven by the Company controlling its spend due to the end market demand softening. Capital expenditures for the full year 2025 are expected to be between $13,000 and $17,000.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. At December 31, 2024, we had immediate availability of $170,275 through our revolving credit facility and the availability of incremental facilities to the greater of $100,000 and 125% of the Company’s twelve month trailing Consolidated EBITDA through an accordion feature under our Credit Agreement, subject to the covenants under the Credit Agreement. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital. We will continue to have access to the availability currently provided under the Credit Agreement as long as we remain compliant with the financial covenants. Based on our estimates at this time, we expect to be in compliance with these financial covenants through 2025 and the foreseeable future.

We believe that our operating cash flow and available borrowings under the Credit Agreement are sufficient to fund our operations for 2025 and beyond. However, future cash flows are subject to a number of variables, and additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under the Credit Agreement, joint ventures, asset sales, offerings of debt or equity securities or other means. We cannot guarantee that this additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at December 31, 2024:

		Payments Due by Period
	Total	2025	2026 – 2027	2028 – 2029	Thereafter
Long-term debt principal payment obligations (1)	$81,600	$500	$1,000	$80,100	$—
Forecasted interest on debt payment obligations (2)	20,407	6,367	11,196	2,844	—
Finance lease obligations (3)	730	434	296	—	—
Operating lease obligations (3)	33,480	5,765	11,028	8,813	7,874
Total	$136,217	$13,066	$23,520	$91,757	$7,874
(1)	Principal payments under the Company’s Credit Agreement, which expires in 2028 and the Fond du Lac Term Note, which is due in full in December 2028.
(2)	Forecasted interest on debt obligations are based on the debt balance, interest rate, and unused fee of the Company’s revolving credit facility and debt balance and interest rate of the Company’s Fond due Lac Term Note.
(3)	See Note 5 – Leases in the Notes to Consolidated Financial Statements for additional information.

Capital expenditures for the full year 2025 are expected to be between $13,000 and $17,000.

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

The amount borrowed under our revolving credit facility under the Credit Agreement was $79.7 million with an interest rate of 6.55% as of December 31, 2024. Please see “Liquidity and Capital Resources – Amended and Restated Credit Agreement” in Part II, Item 7 of this Annual Report on Form 10-K and Note 4 – Debt in the Notes to Consolidated Financial Statements for more specifics.

A hypothetical 100-basis-point increase in our borrowing rates would have resulted in an additional $1.1 million of interest expense based on our variable rate debt at December 31, 2024. We do not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect our cash flow.

Commodity Risk

We source a wide variety of materials and components from a network of suppliers. Commodity raw materials, such as steel, aluminum, copper, paint and paint chemicals, and other production costs are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and in many cases utilize contracts with those customers to mitigate the impact of commodity raw material price fluctuations. As of December 31, 2024, we did not have any commodity hedging instruments in place.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Mayville Engineering Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mayville Engineering Company, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2025, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory – Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

As of December 31, 2024, the Company holds inventory across a large number of manufacturing facilities dispersed throughout the United States. Inventories are primarily comprised of raw materials, work-in-process, and finished goods that are physically located at the Company's facilities. The Company’s processes to track and determine consolidated inventory relies on a perpetual inventory system that varies by facility based in part upon the information technology (IT) system relevant to the facility.

Auditing the existence of inventory requires significant effort, the involvement of IT specialists due to the integration of IT systems that track physical inventory quantities by facility, and auditor judgment in testing due to the disaggregation of inventory across the facilities and the processes and controls in place. Our auditor judgment includes assessing whether we have obtained sufficient audit evidence, including determining the number of facilities to visit.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the existence of inventory included the following, among others:

●	We involved senior members of the engagement team to determine the extent of testing, including the selection of facilities attended and the number of counts performed.
●	With the assistance of our IT specialists, we tested the operating effectiveness of controls over management’s process to account for the physical existence of inventory, which included general IT, automated, and manual business process controls.
●	As part of our testing of the operating effectiveness of controls over inventory, we observed management’s count procedures at selected facilities and obtained and evaluated management’s documentation of counts at other facilities.
●	As part of our year-end audit procedures, we performed independent counts of inventory, on a sample basis at selected facilities, and evaluated any differences in the context of the inventory account balance taken as a whole.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 6, 2025

We have served as the Company’s auditor since 2018.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Mayville Engineering Company, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Mayville Engineering Company, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as of the “financial statements”), of the Company and our report dated March 6, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

Management identified deficiencies in the design and operating effectiveness of internal control over financial reporting related to the review and approval of journal entries. Management determined controls were not adequately designed or operating effectively to ensure that journal entries were reviewed and approved.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2024, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 6, 2025

Mayville Engineering Company, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$206	$672
Receivables, net of allowances for doubtful accounts of $248 at December 31, 2024 and $685 at December 31, 2023	49,782	57,445
Inventories, net	54,756	67,782
Tooling in progress	4,761	5,457
Prepaid expenses and other current assets	3,439	3,267
Total current assets	112,944	134,623
Property, plant and equipment, net	156,528	175,745
Assets held for sale	1,402	—
Goodwill	92,650	92,650
Intangible assets, net	51,734	58,667
Operating lease assets	28,615	32,233
Other long-term assets	1,697	2,743
Total assets	$445,570	$496,661
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$39,119	$46,526
Current portion of operating lease obligation	4,914	5,064
Accrued liabilities:
Salaries, wages, and payroll taxes	5,094	6,368
Profit sharing and bonus	4,375	3,107
Other current liabilities	11,090	10,644
Total current liabilities	64,592	71,709
Bank revolving credit notes	79,725	147,493
Operating lease obligation, less current maturities	25,412	28,606
Deferred compensation, less current portion	4,719	3,816
Deferred income tax liability	16,831	12,606
Other long-term liabilities	2,538	2,453
Total liabilities	$193,817	$266,683
Commitments and contingencies (see Note 9)
Common shares, no par value, 75,000,000 authorized, 22,300,106 shares issued at December 31, 2024 and 21,853,477 at December 31, 2023	—	—
Additional paid-in-capital	207,076	205,373
Retained earnings	60,086	34,118
Treasury shares at cost, 1,883,198 shares at December 31, 2024 and 1,542,893 at December 31, 2023	(15,409)	(9,513)
Total shareholders’ equity	251,753	229,978
Total liabilities and shareholders' equity	$445,570	$496,661

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands, except share amounts and per share data)

	Twelve Months Ended
	December 31,
	2024	2023	2022
Net sales	$581,604	$588,425	$539,392
Cost of sales	510,507	518,722	478,323
Amortization of intangible assets	6,933	7,742	6,952
Profit sharing, bonuses, and deferred compensation	13,593	11,588	7,997
Other selling, general and administrative expenses	31,518	30,182	24,692
Impairment of long-lived assets and (gain) on contracts	—	—	(4,346)
Gain on lawsuit settlement	(25,500)	—	—
Income from operations	44,553	20,191	25,774
Interest expense	(10,989)	(11,092)	(3,380)
Loss on extinguishment of debt	—	(216)	—
Income before taxes	33,564	8,883	22,394
Income tax expense	7,596	1,039	3,667
Net income and comprehensive income	$25,968	$7,844	$18,727

Earnings per share:
Basic	$1.26	$0.38	$0.92
Diluted	$1.24	$0.38	$0.91

Weighted average shares outstanding:
Basic	20,611,192	20,415,157	20,399,737
Diluted	20,972,192	20,698,970	20,682,628

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended
	December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,968	$7,844	$18,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,655	27,338	22,359
Amortization	6,933	7,742	6,952
Allowance for doubtful accounts	(437)	140	(86)
Inventory excess and obsolescence reserve	(220)	183	80
Stock-based compensation expense	5,186	4,485	3,759
Gain on disposal of property, plant and equipment	(172)	(526)	(161)
Impairment of long-lived assets and gain on contracts	—	—	(4,346)
Deferred compensation	864	(17,089)	(3,923)
Loss on extinguishment of debt	—	216	—
Non-cash lease expense	5,367	3,840	4,251
Other non-cash adjustments	291	259	329
Changes in operating assets and liabilities:
Accounts receivable	8,101	7,791	(2,498)
Inventories	13,246	13,441	(1,631)
Tooling in progress	696	2,555	(3,988)
Prepaids and other current assets	(185)	532	(616)
Accounts payable	(7,994)	(9,438)	9,361
Deferred income taxes	4,225	687	4,710
Operating lease obligations	(5,092)	(3,078)	(3,856)
Accrued liabilities	2,375	(6,559)	3,003
Net cash provided by operating activities	89,807	40,363	52,426
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(12,098)	(16,598)	(58,610)
Proceeds from sale of property, plant and equipment	386	1,059	7,942
Payment for acquisition, net of cash acquired	—	(88,593)	—
Net cash used in investing activities	(11,712)	(104,132)	(50,668)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	810,558	588,040	437,939
Payments on bank revolving credit notes	(878,326)	(512,783)	(433,312)
Repayments of other long-term debt	(806)	(6,673)	(1,107)
Payments of financing costs	—	(1,205)	—
Shares withheld for employees' taxes	(3,829)	—	—
Purchase of treasury stock	(5,896)	(2,661)	(4,947)
Payments on finance leases	(607)	(404)	(322)
Proceeds from the exercise of stock options	345	—	—
Net cash provided by (used in) financing activities	(78,561)	64,314	(1,749)
Net increase (decrease) in cash and cash equivalents	(466)	545	9
Cash and cash equivalents at beginning of period	672	127	118
Cash and cash equivalents at end of period	$206	$672	$127

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended
	December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,267	$10,669	$3,670
Cash paid for taxes	$1,370	$513	$704
Non-cash property, plant & equipment	1,032	446	$603
Non-cash 401(k) contribution of treasury stock	$—	$2,500	$2,057
In conjunction with the acquisition, assets acquired and liabilities assumed were as follows:
Fair value of assets acquired, net of cash acquired	$—	$102,356	$—
Liabilities assumed	—	(13,763)	—
Cash paid for acquisition, net of cash acquired	$—	$88,593	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2021	$197,186	$(6,462)	$7,547	$198,271
Net income	—	—	18,727	18,727
Share repurchases	—	(4,947)	—	(4,947)
401(k) contribution	—	2,057	—	2,057
Stock-based compensation	3,759	—	—	3,759
Balance as of December 31, 2022	$200,945	$(9,352)	$26,274	$217,867
Net income	—	—	7,844	7,844
Share repurchases	—	(2,661)	—	(2,661)
401(k) contribution	—	2,500	—	2,500
Restricted stock units employee tax withholding	(115)	—	—	(115)
Stock options exercised	58	—	—	58
Stock-based compensation	4,485	—	—	4,485
Balance as of December 31, 2023	$205,373	$(9,513)	$34,118	$229,978
Net income	—	—	25,968	25,968
Share repurchases	—	(5,896)	—	(5,896)
Restricted stock units employee tax withholding	(821)	—	—	(821)
Stock options exercised	(2,662)	—	—	(2,662)
Stock-based compensation	5,186	—	—	5,186
Balance as of December 31, 2024	$207,076	$(15,409)	$60,086	$251,753

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands, except share amounts and per share data)

Note 1. Nature of business and summary of significant accounting policies

Mayville Engineering Company, Inc. (MEC) is a leading U.S.-based, vertically-integrated, value-added manufacturing partner providing a full suite of manufacturing solutions from concept to production, including design, prototyping and tooling, fabrication, aluminum extrusion, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, military and other end markets. Founded in 1945 and headquartered in Milwaukee, Wisconsin, we are a leading Tier I U.S. supplier of highly engineered components to original equipment manufacturer (OEM) customers with leading positions in their respective markets. The Company operates 23 facilities, of which 22 are in operation, located in Arkansas, Michigan, Mississippi, Ohio, Pennsylvania, Virginia, and Wisconsin. Our engineering expertise and technical know-how allow us to add value through every product redevelopment cycle (generally every three to five years for our customers).

Our one operating segment focuses on producing metal components that are used in a broad range of heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agricultural, military and other products.

In December 1985, the Company formed the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (ESOP). The ESOP is a tax qualified retirement plan and is designed to invest primarily in the Company’s common stock which is held in a trust. From January 2003 until the Company’s initial public offering of common stock (IPO) in May 2019, the ESOP owned 100% of the Company’s outstanding shares of common stock which have been fully allocated to active or retired eligible employees. In connection with the IPO, the Company initially sold 6,250,000 shares of common stock into the public market, reducing ESOP ownership to approximately 67%. As of December 31, 2024, approximately 28% of all outstanding shares were held by the ESOP or within the Company’s 401(k) plan.

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

Accounts receivable

Accounts receivable are generally uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 60 days from the invoice date. Management periodically reviews past due balances and established an allowance for doubtful accounts of $248 and $685 as of December 31, 2024 and 2023, respectively, for probable uncollectible amounts based on its assessment of the current status of individual accounts. The estimated valuation allowance results in a reduction to sales and the accounts are written-off through a charge to the valuation allowance and a credit to accounts receivable after the Company has used all reasonable collection efforts.

As the Company's customer base is principally made up of blue-chip OEMs with high credit ratings and our trade receivables are due within one year or less, the Company does not have a reserve for credit losses.

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out method (FIFO), or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Work-in-process and finished goods are valued at production cost consisting of material, labor and overhead. The Company maintains a reserve for obsolete and slow-moving inventory of $2,307 and $2,527 as of December 31, 2024 and 2023, respectively, which is based upon the aging of current inventory as well as assumptions on future demand and market conditions.

Tooling in progress

The Company has agreements with its customers to provide production tooling which will be used to produce specific parts for its customers. The costs to design, engineer, and manufacture the tooling are charged to tooling in progress as incurred and based on when control of the tooling is transferred to the customer under contract or when the customer signs off through the Product Part Approval Process (PPAP) or other documented customer acceptance, either at a point in time or over a period of time is when revenue is recognized. The Company may also provide production tooling that is not sold to customers but is capitalized in property, plant and equipment. To the extent that estimated costs exceed expected reimbursement from the customer, the Company recognizes a loss. Tooling in progress was $4,761 and $5,457 as of December 31, 2024 and 2023, respectively.

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

We determine the fair value of our reporting unit using an income approach. Under the income approach, we calculate the fair value of the reporting unit based on the present value of estimated future cash flows. The income approach is dependent on several key management assumptions, including estimates of future sales, gross margins, operating costs, interest expense, income tax rates, capital expenditures, changes in working capital requirements and the weighted average cost of capital or the discount rate. Discount rate assumptions include an assessment of the risk inherent in the future cash flows of the reporting unit. Expected cash flows used under the income approach are developed in conjunction with our budgeting and forecasting process.

We test our goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. At December 31, 2024 and 2023, the Company had goodwill with a carrying amount of $92,650, with the fair value of our reporting unit substantially exceeding the carrying value.

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

Intangible assets, net

The Company’s primary other intangible assets are customer relationships and contracts, trade names, non-compete agreements, developed technology and patents acquired in business combinations. Intangible assets are initially valued using a methodology commensurate with the intended use of the asset. The costs of amortizable intangible assets are recognized over their expected useful lives using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not subject to amortization are assessed for impairment at least annually in the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

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

Impairment of long-lived assets and gain on contracts

When events or conditions warrant, the Company evaluates the recoverability of long-lived assets and considers whether these assets are impaired. The Company assesses the recoverability of these assets based on several factors, including management’s intention with respect to these assets and their projected undiscounted cash flows. If projected undiscounted cash flows are less than the carrying amount of the respective assets, the Company adjusts the carrying amounts of such assets to their estimated fair value. To the extent that the carrying value of the net assets of an asset group is greater than the estimated fair value, the Company may be required to record impairment charges. The Company records intangible asset impairment charges as a reduction to intangible assets. The Company records other long-lived asset impairment charges as a reduction to property, plant and equipment and an increase in other current liabilities for loss contracts in the Consolidated Balance Sheets. The Company records a gain on sale of a previously impaired asset and a reversal of a loss contract within impairment of long-lived assets and gain on contracts.

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

During 2024 and 2023, the Company recorded $0 and $1,205, respectively, of deferred financing costs associated with its long-term debt and line of credit arrangements. Amortization expense associated with the deferred debt issuance costs and discounts in 2024, 2023 and 2022 was $282, $309 and $336, respectively. Accumulated amortization was $423 and $141 as of December 31, 2024 and 2023, respectively. Amendments made to existing debt in 2023 and 2022 resulted in the write-off of $216 and $0, respectively, of unamortized costs associated with the debt that was replaced. There were no amendments to the Company’s existing debt agreements in 2024.

Revenue recognition

The Company recognizes revenue when control of the goods or services are transferred to a customer in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The Company enters into supply agreements and purchase orders that include both free on board (FOB) origin and FOB destination shipping terms. Depending on the terms of the agreement, the customer takes ownership at shipment or at delivery, and this is when control transfers. Sales are supported by documentation such as supply agreements and purchase orders, which specify certain terms and conditions including product specifications, quantities, fixed prices, delivery dates and payments terms. Revenue related to services is recognized in the period services are performed, thus the Company recognizes revenue at a point in time.

There are many customers where the Company designs, engineers and builds production tooling, which is purchased by the customer. Tooling revenue is recognized at the point the customer signs off on the product through PPAP or other documented customer acceptance and control of the tooling promised under a contract is transferred to the customer at a point in time. Revenue is recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the tooling.

The Company offers certain customers discounts for early payments. These discounts are recorded against net sales in the Consolidated Statement of Comprehensive Income and accounts receivable in the Consolidated Balance Sheets. The Company does not offer any other customer incentives, rebates or allowances.

Shipping and handling

The shipping and handling costs incurred by the Company are included in cost of sales on the Consolidated Statements of Comprehensive Income. These costs are generally comprised of salaries and wages, shipping supplies and warehouse costs. Inbound freight costs, which mostly relate to raw materials, are included in cost of sales on the Consolidated Statements of Comprehensive Income. Outbound freight costs, which mostly relate to sales, are included in net sales on the Consolidated Statements of Comprehensive Income. The Company does not charge customers nor recognize revenue for shipping and handling. The Company’s OEM customers arrange and pay the freight for delivery.

Advertising

The Company expenses the costs of advertising when incurred. Advertising expense was $105, $141 and $169 for the twelve months ended December 31, 2024, 2023 and 2022, respectively. Advertising costs are charged to selling, general and administrative expenses.

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

Earnings per share

The Company computes basic earnings per share by dividing net income available to shareholders by the actual weighted average number of common shares outstanding for the reporting period. The dilutive impact to basic earnings per share considers the impact to earnings if all convertible securities were exercised or outstanding that do not have an antidilutive impact on earnings per share.

Treasury stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Subsequent reissuance of shares to the 401(k) Plan or ESOP are recorded as a reduction to treasury stock and as ESOP expense in the Consolidated Statements of Comprehensive Income.

Recent accounting pronouncements

In November 2024, the FASB issued Accounting Standards Updated (ASU) 2024-03, Expense Disaggregation Disclosures, amending ASC 220, Income Statement – Reporting Comprehensive Income. The amendment requires an entity to provide a disclosure within the financial statement footnotes showing the disaggregation of certain expenses included in relevant expense captions on the consolidated income statement, with a qualitative description of the amounts that are not separately disaggregated quantitatively. The guidance also requires disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. The guidance is applied on a prospective basis, with a retrospective option and allows for early adoption. The Company is evaluating the potential impact of this guidance on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, amending ASC 740, Income Taxes. The amendment is intended to enhance the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments require that on an annual basis, entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments require that entities disclose additional information about income taxes paid as well as additional disclosures of pretax income and income tax expense and remove the requirement to disclose certain items that are no longer considered cost beneficial or relevant. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the potential impact of this guidance on the consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, amending ASC 280, Segment Reporting. The amendment is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after

December 15, 2023 and for interim periods after December 15, 2024, may be applied prospectively or retrospectively and allows for early adoption. The Company adopted the new standard for the period ended December 31, 2024. Refer to Note 12 – Segments in the Notes to Consolidated Financial Statements for additional information.

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

The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The estimate of the excess purchase price over the estimated fair value of net tangible assets acquired was allocated to identifiable intangible assets and goodwill. The Company engaged an independent third party to assist with the identification and valuation of these intangible assets. Management makes significant estimates and assumptions when determining the fair value of assets acquired and liabilities assumed. These estimates include, but are not limited to, discount rates, projected future net sales, projected future expected cash flows, useful lives, attrition rates, royalty rates and growth rates. These measures are based on significant Level 3 inputs (see Note 13) not observable in the market.

The following table is a summary of the assets acquired, liabilities assumed and net cash consideration paid for MSA during 2023:

	Opening Balance
	Sheet Allocation	Estimated
	(Final)	Useful Life
Cash	$324
Accounts receivable, net	7,381
Inventory	9,698
Property, plant and equipment	41,271
Other assets	291
Intangible assets
Developed technology	4,900	7 Years
Customer relationships	17,700	17 Years
Goodwill	21,115	Indefinite
Total assets acquired	102,680
Accounts payable	(2,386)
Accrued expenses	(1,509)
Other liabilities	(1,984)
Debt	(7,884)
Total consideration	$88,917

Inventory was valued at its estimated fair value, which is defined as expected sales price, less costs to sell, plus a reasonable margin for selling effort. The valuation resulted in an inventory fair value step-up of $891 and was fully expensed and reflected in cost of sales on the Consolidated Statements of Comprehensive Income during the twelve months ended December 31, 2023.

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

Inventories as of December 31, 2024 and December 31, 2023 consist of:

	December 31,	December 31,
	2024	2023
Finished goods and purchased parts	$25,952	$31,489
Raw materials	19,386	25,929
Work-in-process	9,418	10,363
Total	$54,756	$67,782

The MSA inventory fair value step-up of $891 was fully expensed and included within cost of goods sold in the Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2023.

Property, plant and equipment

Property, plant and equipment as of December 31, 2024 and December 31, 2023 consist of:

	Useful Lives	December 31,	December 31,
	Years	2024	2023
Land	Indefinite	$2,564	$2,640
Land improvements	15-39	4,261	4,378
Building and building improvements	15-39	79,553	79,682
Machinery, equipment and tooling	3-10	310,300	295,960
Vehicles	5	4,377	4,571
Office furniture and fixtures	3-7	23,034	21,325
Construction in progress	N/A	3,263	9,779
Total property, plant and equipment, gross		427,352	418,335
Less accumulated depreciation		270,824	242,590
Total property, plant and equipment, net		$156,528	$175,745

Depreciation expense was $30,655, $27,338 and $22,359 for the twelve months ended December 31, 2024, 2023 and 2022, respectively.

During the twelve months ended December 31, 2022, the Company was able to cancel $2,257 of purchase commitments for property, plant and equipment relating to the former fitness customer that had previously been recorded in the Consolidated Statements of Comprehensive Income as an impairment of long-lived assets and loss on contracts as of December 31, 2021. The cancellation of loss contracts has resulted in the reversal of these amounts from other current liabilities in the Consolidated Balance Sheets and recorded in the Consolidated Statements of Comprehensive Income as an impairment of long-lived assets and gain on contracts.

Throughout the twelve months ended December 31, 2022, the Company sold $5,097 of machinery and equipment originally intended to support production for the former fitness customer, resulting in a gain on the sale of the assets of $2,089. The gain on the sale of assets is classified in impairment of long-lived assets and (gain) on contracts on the Consolidated Statements of Comprehensive Income as of December 31, 2022. As a result of the impairment of long-lived assets recorded as of December 31, 2021, these assets had been written down to fair value at December 31, 2021.

During fourth quarter of the current period, the Company completed the closure of its Wautoma, WI manufacturing facility. The net amount of property, plant and equipment associated with the facility was $1,402, which is classified in assets held for sale on the Consolidated Balance Sheets.

Goodwill

We test our goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. Our annual goodwill impairment test during the fourth quarter of fiscal years 2024 and 2023 did not indicate an impairment existed. There were no changes to the goodwill balance of $92,650 between December 31, 2023 and December 31, 2024.

Intangible Assets

The following is a listing of intangible assets, the useful lives in years (amortization period) and accumulated amortization as of December 31, 2024 and December 31, 2023:

		December 31, 2024
	Useful Lives	Gross Carrying	Accumulated
	Years	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships and contracts	9-17	$96,040	$57,832	$38,208
Trade name	10	14,780	8,924	5,856
Non-compete agreements	5	8,800	8,800	—
Developed technology	7	4,900	1,050	3,850
Patents	19	24	15	9
Total intangible assets, net		$124,544	$76,621	$47,923

		December 31, 2023
	Useful Lives	Gross Carrying	Accumulated
	Years	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships and contracts	9-17	$96,040	$53,078	$42,962
Trade name	10	14,780	7,446	7,334
Non-compete agreements	5	8,800	8,800	—
Developed technology	7	4,900	350	4,550
Patents	19	24	14	10
Total intangible assets, net		$124,544	$69,688	$54,856

Additionally, the Company reported an indefinite lived non-amortizable brand name asset with a balance of $3,811 for the twelve months ended December 2024 and 2023. Non-amortizable brand name is tested annually during the fourth quarter for impairment, or more frequently if triggering events occur indicating there may be impairment. There has been no impairment recorded for the years ended December 31, 2024 and 2023.

Changes in intangible assets between December 31, 2022 and December 31, 2024 consist of:

Balance as of December 31, 2022	$43,809
Amortization expense	(7,742)
Acquisition (see Note 2)	22,600
Balance as of December 31, 2023	$58,667
Amortization expense	(6,933)
Balance as of December 31, 2024	$51,734

Amortization expense was $6,933, $7,742 and $6,952, for the twelve months ended December 31, 2024, 2023 and 2022, respectively.

Future amortization expense is expected to be as followed:

Year ending December 31,
2025	$6,933
2026	$6,933
2027	$6,933
2028	$6,877
2029	$5,455
Thereafter	$14,792

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

At December 31, 2024, our consolidated total leverage ratio was 1.28 to 1.00 as compared to a covenant maximum of 3.50 to 1.00 under the Credit Agreement.

At December 31, 2024, our consolidated interest coverage ratio was 4.62 to 1.00 as compared to a covenant minimum of 3.00 to 1.00 under the Credit Agreement.

Under the Credit Agreement, interest is payable quarterly at the adjusted secured overnight financing rate (SOFR) plus an applicable margin based on the current consolidated total leverage ratio. The interest rate was 6.55% and 7.71% as of December 31, 2024 and December 31, 2023, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.25% as of December 31, 2024 and 0.30% as of December 31, 2023.

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

The Company was in compliance with all financial covenants of its credit agreements as of December 31, 2024 and December 31, 2023. The amount borrowed on the revolving credit notes was $79,725 and $147,493 as of December 31, 2024 and December 31, 2023, respectively.

Other Debt

Additionally, the Company has a Fond du Lac County and Fond du Lac Economic Development Corporation term note (Fond du Lac Term Note). The Fond du Lac Term Note is secured by a security agreement, payable in annual installments of $500 plus interest at 2.00% and is due in full in December 2028. The balance outstanding as of December 31, 2024 and December 31, 2023 was $1,875 and $2,375, respectively. As of December 31, 2024, the short-term and long-term balance was $500 and $1,375, respectively. As of December 31, 2023, the short-term and long-term balance was $500 and $1,875, respectively. These balances are recorded in other current liabilities and other long-term liabilities in the Consolidated Balance Sheets.

Note 5. Leases

The Company has real property operating leases for office and manufacturing space. Operating leases for the Company’s personal property consist of leases for office equipment, vehicles, forklifts and storage tanks for bulk gases. The Company recognizes a right-of-use (ROU) asset and a lease liability for operating leases based on the net present value of future minimum lease payments. Lease expense for the Company’s operating leases is recognized on a straight-line basis over the lease term, including renewal periods that are considered reasonably certain. The Company has not elected to recognize right-of-use assets or lease liabilities for leases with a term of twelve months or less.

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

The components of lease expense were as follows:

	Year Ended
	December 31,
	2024	2023
Finance lease cost:
Amortization of finance lease assets	$482	$414
Interest on finance lease liabilities	42	44
Total finance lease expense	524	458
Operating lease expense	5,350	5,237
Short-term lease expense	678	610
Variable lease expense	233	197
Lease income (1)	(2,163)	(2,070)
Total lease expense	$4,622	$4,432
(1)	The Company subleased a portion of its Hazel Park, MI facility starting in June 2022. Lease income for the twelve months ended December 31, 2024 and 2023 was $2,163 and $2,070, respectively.

Supplemental information related to leases was as follows:

		December 31,	December 31,
	Balance Sheet Classification	2024	2023
Assets:
Finance lease assets	Property, plant and equipment, net	$748	$854
Operating lease assets	Operating lease assets	28,615	32,233
Total lease assets		$29,363	$33,087

Current liabilities:
Current finance lease liabilities	Other current liabilities	$408	$441
Current operating lease liabilities	Current portion of operating lease obligation	4,914	5,064
Noncurrent liabilities:
Long-term finance lease liabilities	Other long-term liabilities	282	478
Long-term operating lease liabilities	Operating lease obligation, less current maturities	25,412	28,606
Total lease liabilities		$31,016	$34,589

	December 31,	December 31,
	2024	2023
Weighted average remaining lease term (in years)
Finance leases	1.9	2.4
Operating leases	6.3	7.0

Weighted average discount rate
Finance leases	5.80%	3.99%
Operating leases	3.18%	2.57%

The table below represents ROU asset balances by type of lease:

	December 31,	December 31,
	2024	2023
Real estate leases	$27,169	$30,558
Equipment Leases	1,929	2,179
Vehicle Leases	265	350
Total lease assets	$29,363	$33,087

Maturities of lease liabilities at December 31, 2024 and minimum lease payments under ASC 842 having initial or remaining non-cancellable terms in excess of one year were as follows:

	Operating	Finance
Year ending December 31,	Leases	Leases	Total
2025	$5,765	$434	$6,199
2026	5,533	209	5,742
2027	5,495	87	5,582
2028	4,945	—	4,945
2029	3,868	—	3,868
Thereafter	7,874	—	7,874
Total lease payments	33,480	730	34,210
Less: imputed interest	(3,154)	(40)	(3,194)
Total lease obligations	$30,326	$690	$31,016

Lease related supplemental cash flow information:

	Year Ended
	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities for finance leases:
Operating cash flows	$42	$44
Financing cash flows	$607	$404

Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$5,947	$5,824

Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	$1,749	$455
Finance leases	$383	$2

ROU assets are assessed for impairment in accordance with the Company’s long-lived asset policy. The Company reassesses lease classification and remeasures ROU assets and lease liabilities when a lease is modified, and that modification is not accounted for as a separate new lease or upon certain other events that require reassessment in accordance with ASC 842.

Note 6. Employee stock ownership plan

Under the ESOP, the Company can make annual discretionary contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company subject to the Board of Directors’ approval. For each of the twelve months ended December 31, 2024, 2023 and 2022, the Company recorded no ESOP expense.

As of January 1, 2023, the Company amended the plan reducing the distribution period from five years to three years. Additionally, as of January 1, 2025, the Company amended the plan reducing the distribution period from three years to a full distribution on the annual distribution date of the year following separation from the Company.

As of January 1, 2025, the in-service diversification percentage allowed increased from 25% at age 50 with 10 years of service to 50% and at age 55 with 10 years of service, the percentage allowed increased from 50% to 75%.

At various times following death, disability, retirement, termination of employment or the exercise of diversification rights, an ESOP participant is entitled to receive their ESOP account balance in accordance with various distribution methods as permitted under the policies adopted by the ESOP.

As of December 31, 2024 and December 31, 2023, the ESOP shares consisted of 3,474,467 and 4,062,583 in allocated shares, respectively.

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

As of January 1, 2023, the Company implemented an employer match program to the 401(k) Plan. The Company now provides a 50% match for employee contributions, up to 6%. For the twelve months ended December 31, 2024 and 2023, the Company’s employer match expense was $3,380 and $3,232, respectively. Additionally, the 401(k) Plan provides for employer discretionary profit-sharing contributions and the Board of Directors may authorize discretionary profit-sharing contributions (which are usually approved at the end of each calendar year). For the twelve months ended December 31, 2024, 2023 and 2022, the Company’s estimated discretionary profit-sharing expense was $0, $0 and $2,500, respectively.

Note 8. Income taxes

Income taxes are included in the Consolidated Statements of Comprehensive Income at December 31, 2024, 2023 and 2022 as below:

	December 31,	December 31,	December 31,
	2024	2023	2022
Current income tax expense
U.S. Federal	$1,401	$—	$—
State	1,258	191	414
Total	2,659	191	414
Deferred income tax expense (benefit)
U.S. Federal	4,141	808	4,722
State	796	40	(1,469)
Total	4,937	848	3,253
Total income tax expense	$7,596	$1,039	$3,667

A reconciliation of the statutory federal income tax provision to the income tax provision from continuing operations provided for the twelve months ended December 31, 2024, 2023 and 2022 is as follows:

	December 31,	December 31,	December 31,
	2024	2023	2022
Income tax provision at the federal statutory rate - 21%	$7,048	$1,865	$4,703
State and local income taxes - net of federal income tax benefits	1,745	429	831
Executive compensation limitation	388	305	(427)
Tax credits generated	(1,036)	(975)	(63)
Uncertain tax positions - current year	199	195	16
Uncertain tax positions - prior year	(88)	283	54
Stock compensation	(1,057)	(162)	50
Return to provision	215	(1,137)	(424)
Changes in tax rates	104	182	(1,071)
All other, net	78	54	(2)
Total income tax provision	$7,596	$1,039	$3,667
Effective tax rate	22.6%	11.7%	16.4%

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below:

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Deferred compensation	$2,990	$3,693
Inventory reserves	575	645
Non-inventory uniform capitalization	831	928
Accrued expenses	555	1,478
Right of use lease liabilities	7,380	8,165
Credits	—	2,322
Net operating loss	741	4,401
Interest expense	1,695	2,969
Other	302	398
Total deferred tax assets	15,069	24,999
Deferred tax liabilities:
Property, plant and equipment	20,948	24,009
Intangible assets	3,980	5,775
Right of use assets	6,964	7,816
Other	8	5
Total deferred tax liabilities	31,900	37,605
Valuation allowance	—	—
Net deferred tax liability	$(16,831)	$(12,606)

The Company has no remaining federal net operating loss carryforwards. The Company has state net operating loss carryforwards of $741, certain of which begin to expire in 2038.

Uncertain Tax Positions

Based on the Company’s evaluation, there is one unrecognized tax benefit requiring recognition in its financial statements as of December 31, 2024. The Company does not anticipate that there will be a material change in the balance of the unrecognized tax benefits in the next twelve months. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. The entire balance of unrecognized tax benefits as of December 31, 2024, if recognized, would affect the Company’s effective tax rate.

The Company files income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. Federal tax returns for tax years beginning January 1, 2021, and state tax returns beginning January 1, 2020 are open for examination.

Details of Unrecognized Tax Benefits

The following is a reconciliation of beginning and ending amounts of unrecognized tax benefits:

Balance as of December 31, 2021	$314
Increase from current year tax positions	16
Increase from prior year tax positions	54
Balance as of December 31, 2022	384
Increase from current year tax positions	1,099
Decrease from prior year tax positions	217
Decrease from expiration of statute of limitations	(25)
Balance as of December 31, 2023	1,675
Increase from current year tax positions	199
Decrease from prior year tax positions	(958)
Decrease from expiration of statute of limitations	(33)
Balance as of December 31, 2024	$883

Note 9. Commitments and contingencies

Litigation

On August 4, 2022, the Company filed a lawsuit against Peloton Interactive, Inc. (“Peloton”) in the Supreme Court of the State of New York, New York County. The lawsuit arose from a March 2021 Supply Agreement between the parties, pursuant to which MEC was to manufacture and supply custom component parts for Peloton’s exercise bikes (the “Manufacturing Project”). In the lawsuit, the Company originally asserted two claims (1) breach and anticipatory repudiation of contract and (2) breach of the duty of good faith and fair dealing (pleaded in the alternative). In January 2023, in response to Peloton’s motion to dismiss, the court allowed the first claim to proceed and dismissed the alternative claim. In the remaining claim, MEC asserted that Peloton breached and anticipatorily repudiated the Supply Agreement by unilaterally cancelling the Manufacturing Project, and refusing to pay MEC certain monthly fixed revenue payments owed under the terms of the Supply Agreement. The parties cross-appealed the court’s order on the motion to dismiss – Peloton appealed the portion of the order that denied the motion to dismiss the claim for breach and anticipatory repudiation of contract and MEC appealed the portion of the order that dismissed the claim for breach of duty of good faith and fair dealing. On April 11, 2024, the First Department, Appellate Division issued a decision and order affirming the court’s order on the motion to dismiss and affirming the court’s dismissal of the alternate claim of good faith and fair dealing. On November 3, 2023, Peloton filed a counterclaim alleging that Peloton was induced by fraud to enter into the Supply Agreement and seeking recission of the Supply Agreement and damages, among other forms of relief. On November 22, 2023, the Company answered Peloton’s counterclaim, denying the allegations in the counterclaim.

On October 28, 2024, the Company and Peloton entered into a formal Settlement Agreement (the “Agreement”) to resolve this lawsuit. Under the terms of the Agreement, MEC and Peloton agreed to dismiss the lawsuit and exchange mutual releases, and MEC received a gross payment of $25,500 from Peloton in the fourth quarter of the current year, with no admission of liability by either party.

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

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the twelve months ended December 31, 2024, 2023 and 2022, eligible employees elected to defer compensation of $626, $490 and $117, respectively. As of December 31, 2024 and 2023, the short-term portion accrued for all benefit years less than 12 months under this plan was $251 and $289, respectively, which is included within other current liabilities on the Consolidated Balance Sheets. As of December 31, 2024 and 2023, the long-term portion accrued for all benefit years greater than 12 months under this plan was $4,718 and $3,816. These amounts include the initial deferral of compensation and were adjusted for changes in the value of investment options chosen by the participants. Total expense (credit) for the deferred compensation plan for the twelve months ended December 31, 2024, 2023 and 2022 amounted to $524, $942 and ($3,051), respectively. These expenses (credits) are included in profit sharing, bonuses and deferred compensation on the Consolidated Statements of Comprehensive Income. Additionally, the Company made distributions of $286, $18,520 and $1,048 for the twelve months ended December 31, 2024, 2023 and 2022, respectively.

Note 11. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees and estimated unpaid claims. The Company has an aggregate stop loss limit to mitigate risk. Expense related to this contract were $24,014, $20,292 and $17,146 for the twelve months ended December 31, 2024, 2023 and 2022, respectively. An estimated accrued liability of $1,184 and $1,018 was recorded as of December 31, 2024 and December 31, 2023, respectively, for estimated unpaid claims and is included within other current liabilities on the Consolidated Balance Sheets.

Note 12. Segments

The Company operates as a single reporting unit and single reporting segment, and that is managed on a consolidated basis. The Company derives revenue from its customers by providing value-added manufacturing solutions ranging from concept to production, including prototyping and tooling, production fabrication, coating, assembly and aftermarket components. The accounting policies of the Company's one operating segment are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (CODM) is regularly provided with and assesses performance for its one operating segment with only the consolidated expenses and net income as presented in the Consolidated Statements of Comprehensive Income.

The CODM uses these performance measures to evaluate the Company's profitability, deciding whether to reinvest profits into the segment or into other parts of the entity, such as acquisitions or to buy back Company common stock and monitor budget versus actual results.

All sales are generated and all assets are located within the United States and the business activities are managed at a consolidated level.

The Company’s Chief Executive Officer is the CODM.

Note 13. Fair value of financial instruments

Fair value provides information on what the Company may realize if certain assets were sold or might pay to transfer certain liabilities based upon an exit price. Financial assets and liabilities that are measured and reported at fair value are classified into a three-level hierarchy that prioritizes the inputs used in the valuation process. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The hierarchy is based on the observability and objectivity of the pricing inputs, as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data. Long-term debt is classified as a Level 2 fair value input.
●	Level 3 – Prices or valuation techniques that require significant unobservable data inputs. These inputs would normally be the Company’s own data and judgements about assumptions that market participants would use in pricing the asset or liability.

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

	Balance at	Fair Value Measurements at
	December 31,	Report Date Using
	2024	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$4,969	$4,969	$—	$—
Total	$4,969	$4,969	$—	$—

	Balance at	Fair Value Measurements at
	December 31,	Report Date Using
	2023	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$4,105	$4,105	$—	$—
Total	$4,105	$4,105	$—	$—

Fair value measurements for the Company’s cash and cash equivalents are classified based upon Level 1 measurements because such measurements are based upon quoted market prices in active markets for identical assets.

Accounts receivable, accounts payable, long-term debt and accrued liabilities are recorded in the Consolidated Balance Sheets at cost and approximate fair value.

Deferred compensation liabilities are recorded at amounts due to participants at the time of deferral. Deferrals are invested in an investment vehicle based on the options made available to the participant, considered to be Level 1 or Level 2 on the fair value hierarchy, with the current balance all as Level 1. The change in fair value is recorded in the profit sharing, bonuses, and deferred compensation line item on the Consolidated Statements of Comprehensive Income. The short-term and long-term balances due to participants are reflected on the current portion of deferred compensation and deferred compensation, less current portion line items, respectively, on the Consolidated Balance Sheets.

The Company’s non-financial assets such as goodwill, intangible assets and property, plant, and equipment are re-measured at fair value when there is an indication of impairment and adjusted only when an impairment charge is recognized. For the years ended December 31, 2024, 2023 and 2022, there was no impairment recognized for the year.

Note 14. Revenue recognition

Contract Assets and Contract Liabilities

The Company has contract assets and contract liabilities, which are included in tooling in progress and other current liabilities on the Consolidated Balance Sheets, respectively. Contract assets primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the Company has not yet met performance obligations. Contract liabilities include deferred tooling revenue, where the performance obligation was not met. The performance obligation is satisfied when the tooling is completed and the customer signs off through the PPAP or other documented customer acceptance. Cost of goods sold is recognized and released from the balance sheet when control of the tooling promised under contract is transferred to the customer.

The Company’s contracts with customers are short-term in nature; therefore, revenue is typically recognized, billed and collected within a 12-month period. The following table reflects the changes in our contract assets and liabilities during the twelve months ended December 31, 2024, 2023 and 2022.

	Contract	Contract
	Assets	Liabilities
As of December 31, 2021	$3,950	$2,718
Net activity	3,988	3,423
As of December 31, 2022	7,938	6,141
Net activity	(2,481)	(2,506)
As of December 31, 2023	$5,457	$3,635
Net activity	(696)	(173)
As of December 31, 2024	$4,761	$3,462

Revenue recognized from deferred revenue that was recorded as a contract liability at the beginning of the fiscal year was $2,559, $4,856 and $1,252 in 2024, 2023 and 2022, respectively.

Disaggregated Revenue

The following tables represents a disaggregation of revenue by product category and end market:

	Twelve Months Ended
	December 31,
Product Category	2024	2023	2022
Outdoor sports	$7,904	$9,017	$9,498
Fabrication	307,548	342,689	324,254
Performance structures	172,923	136,819	109,888
Tube	70,004	76,322	73,868
Tank	44,171	43,947	38,246
Total	602,550	608,794	555,754
Intercompany sales elimination	(20,946)	(20,369)	(16,362)
Total, net sales	$581,604	$588,425	$539,392

	Twelve Months Ended
	December 31,
End Market	2024	2023	2022
Commercial vehicle	$219,911	$225,252	212,992
Construction & access	92,757	105,228	111,525
Powersports	99,616	97,788	87,531
Agriculture	47,615	57,231	57,412
Military	28,906	37,311	24,831
Other	92,798	65,615	45,101
Total, net sales	$581,604	$588,425	539,392

Note 15. Common equity

At December 31, 2024, the authorized stock of the Company consisted of 75,000,000 shares of common stock without par value.

Changes in outstanding common shares are summarized as follows:

	2024	2023	2022
Beginning balance	20,310,584	20,172,746	20,335,934
Treasury stock purchases	(340,305)	(184,964)	(559,945)
Common stock issued (including share-based compensation impact)	446,629	322,802	396,757
Ending balance	20,416,908	20,310,584	20,172,746

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

A reconciliation of basic and diluted net income per share attributable to the Company were as follows:

	Twelve Months Ended December 31,
	2024	2023	2022
Net income attributable to MEC	$25,968	$7,844	$18,727
Weighted average shares outstanding	20,611,192	20,415,157	20,399,737
Basic income per share	$1.26	$0.38	$0.92

Weighted average shares outstanding	20,611,192	20,415,157	20,399,737
Effect of dilutive stock-based compensation	361,000	283,813	282,891
Total potential shares outstanding	20,972,192	20,698,970	20,682,628
Diluted income per share	$1.24	$0.38	$0.91

There were no options in the money that were excluded in the computation of diluted earnings per share for the twelve months ended December 31, 2024, 2023 and 2022 that had an anti-dilutive impact on earnings per share.

Note 17. Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales and net trade receivables:

				Accounts Receivable
	Net Sales			As of	As of
	Twelve Months Ended December 31,			December 31,	December 31,
	2024	2023	2022	2024	2023
Customer
A	16.8%	15.0%	16.0%	11.1%	<10%
B	11.3%	14.8%	17.2%	<10%	12.6%
C	<10%	10.6%	11.9%	<10%	<10%
D	<10%	<10%	<10%	15.2%	12.7%

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

The Company recognizes stock-based compensation using the fair value provisions prescribed by ASC 718, Compensation – Stock Compensation. Our stock-based compensation consists of stock options, restricted stock units (RSUs) and performance stock units (PSUs). The total number of shares of the Company’s common stock still available for issuance under the 2019 Omnibus Incentive Plan as of December 31, 2024 is 1,785,643.

Cancellations and forfeitures are accounted for as incurred. The Company recognizes expense for all stock-based compensation on a straight-line basis over the vesting period of the entire award.

For the twelve months ended December 31, 2024, 2023 and 2022, the Company recorded stock-based compensation expense of $5,186, $4,485 and $3,759, respectively.

Stock Options

Stock option grants to employees vest equally over a two-year period beginning the subsequent year to the anniversary of the grant date and expire 10 years subsequent to the grant date.

The Company did not grant employees stock options in 2024. Stock-based compensation expense related to stock options is calculated by estimating the fair value of non-qualified stock options at the time of grant and is amortized over the stock options’ vesting period. The Company recognized $1,125, $1,484 and $1,269 of compensation expense with stock options for the twelve months ended December 31, 2024, 2023 and 2022, respectively.

The activity for stock options is summarized as follows:

		Weighted-Average
	Number of Options	Exercise Price
Options nonvested as of December 31, 2022	184,052	$13.51
Grants	281,822	14.79
Forfeitures	(84,261)	13.54
Vested	(195,264)	11.67
Options nonvested as of December 31, 2023	186,349	$17.37
Grants	—	—
Forfeitures	(42,651)	14.97
Vested	(29,997)	9.85
Options nonvested as of December 31, 2024	113,701	$20.25

During the twelve months ended December 31, 2024 and 2023, options exercised were 879,388 and 13,080 respectively, with a weighted average strike price of $9.85 and $8.49, respectively, resulting in 264,247 and 7,814, respectively, of Company issued shares.

As of December 31, 2024, there were 74,136, 89,829, 156,252, 101,294 and 12,407 options issued and outstanding at exercise prices of $17.00, $14.01, $10.32, $16.22 and $14.12 per share, respectively, with a remaining weighted average contractual life of 7.13 years. The intrinsic values of these outstanding options were $0, $1.71, $5.40, $0 and $1.60, respectively, based on the Company’s stock price as of December 31, 2024.

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options which were $9.28 and $5.36 for those options granted during the years ended December 31, 2023 and 2022, respectively. The Company utilized the following assumptions in determining these fair values:

	Inputs
Assumptions	2023	2022
Stock price at date of grant/exercise price	$14.12	$10.32
Expected term (in years)	5.75	5.75
Estimated volatility	58.5%	55.3%
Estimated risk-free rate of return	3.9%	1.9%
Expected dividend yield	0.0%	0.0%

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

Restricted Stock Units

The Company granted 427,171 and 295,109 RSUs inclusive of non-employee director awards in 2024 and 2023, respectively. A total of 55,962 and 60,271 RSUs were granted to non-employee directors in 2024 and 2023, respectively, which vested the subsequent year to the grant date. The Company recognized $3,686, $3,001 and $2,490 of compensation expense associated with RSUs during the twelve months ended December 31, 2024, 2023 and 2022, respectively.

With the exception of the non-employee director grants, RSUs are earned based on service over the vesting period. RSUs granted to employees vest ratably over a two- or three-year period beginning the subsequent year to the anniversary of the grant date. The expense is based on the fair value of the Company's shares which is equivalent to the adjusted closing stock price at the date of the grant.

The activity for RSUs is summarized as follows:

		Weighted-Average
	Number of Units	Grant Date Fair
Nonvested as of December 31, 2022	392,550	$9.52
Grants	295,109	15.22
Forfeitures	(63,878)	13.86
Vested	(254,169)	10.00
Nonvested as of December 31, 2023	369,612	$12.99
Grants	427,171	13.15
Forfeitures	(31,094)	13.65
Vested	(249,626)	12.59
Nonvested as of December 31, 2024	516,063	$13.28

Performance Share Units

The Company granted 110,710 of PSUs in 2024. The PSUs are earned based on the achievement of pre-determined financial performance goals at the end of a three-year performance measurement period. The Company recognized $375 of compensation expense associated with performance share units during the twelve months ended December 31, 2024.

The performance goals for the PSUs granted in 2024 are weighted 50% on the 3-year average of the Company’s Return on Invested Capital (“ROIC”) from 2024 to 2026 and 50% on the Company’s 2026 adjusted EBITDA target. ROIC represents net operating profit after taxes divided by invested capital for the represented period. Adjusted EBITDA represents net income before interest expense, provision for income taxes, depreciation, amortization, stock-based compensation expense, legal costs due to the former fitness customer and adjusted for items to be determined unusual in nature or infrequent in occurrence for the performance period, as approved by the Compensation Committee. The number of earned PSUs can range from 50% (threshold) to 200% (maximum) of the target award, with no PSUs earned for performance below the threshold level.

The activity for performance share units is summarized as follows:

		Weighted-Average
	Number of Units	Grant Date Fair
Nonvested as of December 31, 2023	—	$—
Grants	110,710	12.85
Forfeitures	—	—
Vested	—	—
Nonvested as of December 31, 2024	110,710	$12.85

The Company uses the Monte Carlo valuation model to determine fair value of the PSU grants.

A roll-forward of unrecognized stock-based compensation expense is displayed in the table below. Unrecognized stock-based compensation expense as of December 31, 2024 will be expensed over the remaining requisite service period from which individual award values relate, up to August 20, 2027.

	RSUs	PSUs	Options	Total
Balance as of December 31, 2022	$1,739	$—	$1,050	$2,789
Grants	4,465	—	2,585	7,050
Forfeitures	(899)	—	(638)	(1,537)
Expense	(3,001)	—	(1,484)	(4,485)
Balance as of December 31, 2023	$2,304	—	$1,513	$3,817
Grants	5,618	1,423	—	7,041
Forfeitures	(425)	—	(33)	(458)
Expense	(3,686)	(375)	(1,125)	(5,186)
Balance as of December 31, 2024	$3,811	$1,048	$356	$5,215

Note 19. Restructuring

On November 2, 2023, as part of our efforts to optimize our operations, the Company restructured its operations team, eliminating the position of Chief Operating Officer (COO). For the twelve months ended December 31, 2023, the Company incurred severance costs of $855 which were recognized within cost of sales in the Consolidated Statements of Comprehensive Income as of December 31, 2023. The operations team reorganization was finalized during the fourth quarter ended December 31, 2023.

Additionally, as a result of the market demand environment, we introduced a series of cost rationalization initiatives, including, the Company announcing the closure of its Wautoma, WI facility on September 12, 2024. The facility closure was finalized during the fourth quarter of 2024 with all customer components re-distributed amongst other MEC manufacturing facilities. All customer relationships and manufactured components were maintained through this transition without disruption to our customers.

Costs associated with the closure are being accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations.

For the twelve months ended December 31, 2024, the Company incurred $492 of total costs associated with the facility closure and restructuring. These costs were recognized in the cost of sales and other selling, general and administrative expense line items of the Consolidated Statements of Comprehensive Income, including $267 for severance and retention bonuses, while the remainder primarily related to costs to close the facility and relocate equipment to other MEC facilities.

The Wautoma facility has a net book value of $1,402 and is classified as assets held for sale on the Consolidated Balance Sheets as of December 31, 2024, as the facility has met the requirements in ASC 360.

The Company does not expect to incur additional costs to complete the closure and restructuring in 2025.

The following table summarizes the activity related to the separation with the Company’s former COO and restructuring of its Wautoma, WI manufacturing facility through December 31, 2024:

	Employee Severance	Other Reserves	Total Reserves
Balance as of December 31, 2022	$—	$—	$—
Charges	855	—	855
Cash payments	(855)	—	(855)
Balance as of December 31, 2023	$—	$—	$—
Charges	267	225	492
Cash payments	(215)	(82)	(297)
Balance as of December 31, 2024	$52	$143	$195

Note 20. Valuation and qualifying accounts

	Balance at			Balance at
	beginning of			end of
Description	period	Additions	Deductions	period
Year ended December 31, 2024
Allowance for doubtful accounts	$685	$464	$901	$248
Year ended December 31, 2023
Allowance for doubtful accounts	$545	$447	$307	$685
Year ended December 31, 2022
Allowance for doubtful accounts	$631	$697	$784	$545

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.

As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the identification of the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2024. Notwithstanding the material weakness in our internal control over financial reporting, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (GAAP).

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2024, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the Internal Control-Integrated Framework (2013). Based on this evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2024 due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified deficiencies in the design and operating effectiveness of internal control over financial reporting related to the review and approval of journal entries that constitutes a material weakness.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2024, which follows below.

Remediation Efforts to Address the Material Weakness

We are committed to maintaining a strong system of internal control and will undertake remediation efforts to improve our internal controls. With the oversight of senior management, subsequent to December 31, 2024, a plan to remediate the underlying cause of the material weakness and improve the operating effectiveness of our internal control over financial reporting has been developed and is being implemented. Specifically, the following remediation efforts are planned or ongoing to ensure adequate review and approval of journal entries, including:

●	Enhancing the design and implementation of controls over the review and approval of journal entries to ensure that all journal entries are subject to appropriate review and approval; and
●	Provide additional training to personnel involved in the preparation and review of journal entries to ensure they understand and adhere to the revised control procedures.

Changes in Internal Control Over Financial Reporting

Except for the identified material weakness, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is included under the captions “Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement for its 2025 annual meeting of shareholders (Proxy Statement) and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Item 1 of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation.

The information required by this Item is included under the captions “Corporate Governance – Transactions with Related Persons,” “Executive Compensation” and “2024 Director Compensation” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Principal Shareholders” in the Proxy Statement and is hereby incorporated by reference.

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2024:

Number of
securities
	Number of		remaining
	securities issued		available for
	or to be issued		future issuance
	upon vesting of	Weighted average	under equity
	units or exercise	exercise price of	compensation
	of outstanding	outstanding	plans (excluding
	options, warrants,	options, warrants	securities reflected
Plan Category	and rights	and rights (1)	in column (a))
Equity compensation plans approved by security holders (2)	2,714,357	$13.71	1,785,643
Equity compensation plans not approved by security holders	—	—	—
Total	2,714,357	$13.71	1,785,643
(1)	Represents weighted average exercise price of 433,918 outstanding options and does not take into account restricted stock units or performance stock units.
(2)	Consists of the Mayville Engineering Company, Inc. 2019 Omnibus Incentive Plan.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

10.17†

Form of Performance Stock Unit Award Agreement (Employee) under the Mayville Engineering Company, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 6, 2024).

19*	Mayville Engineering Company, Inc. Insider Trading Policy
21*	List of Subsidiaries of Mayville Engineering Company, Inc.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Mayville Engineering Company, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed on March 6, 2024).
99

Proxy Statement for the 2025 Annual Meeting of Shareholders. [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2024; except to the extent specifically incorporated by reference, the Proxy Statement for the 2025 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K].

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

MAYVILLE ENGINEERING COMPANY, INC.

Date: March 6, 2025	By:	/s/ Jagadeesh A. Reddy
Jagadeesh A. Reddy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jagadeesh A. Reddy	President, Chief Executive Officer (Principal Executive Officer) and Director	March 6, 2025
Jagadeesh A. Reddy

/s/ Todd M. Butz	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2025
Todd M. Butz

/s/ Allen J. Carlson	Director	March 6, 2025
Allen J. Carlson

/s/ Timothy L. Christen	Director	March 6, 2025
Timothy L. Christen

/s/ Steven L. Fisher	Director	March 6, 2025
Steven L. Fisher

/s/ Jennifer J. Kent	Director	March 6, 2025
Jennifer J. Kent

/s/ Robert L. McCormick	Director	March 6, 2025
Robert L. McCormick

/s/ Jay O. Rothman	Director	March 6, 2025
Jay O. Rothman