Form 10-Q
period 2025-03-31
Mayville Engineering Company, Inc.
filed 2025-05-07
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the registrant had 20,461,031 shares of common stock, no par value per share, outstanding.

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

Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the SEC) on March 6, 2025, as such may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q (including this report) and the following:

●	Macroeconomic conditions, including inflation, elevated interest rates, labor availability, material cost pressures and inconsistent customer demand, have had, and may continue to have, a negative impact on our business, financial condition, cash flows and results of operations (including future uncertain impacts);

●	risks relating to developments in the industries in which our customers operate;
●	risks related to scheduling production accurately and maximizing efficiency;
●	our ability to realize net sales represented by our awarded business;
●	failure to compete successfully in our markets;
●	our ability to maintain our manufacturing, engineering and technological expertise;
●	the loss of any of our large customers or the loss of their respective market shares;
●	volatility in the prices or availability of raw materials critical to our business;
●	geopolitical and economic developments, including foreign trade relations and associated tariffs;
●	risks related to entering new markets;
●	our ability to recruit and retain our key executive officers, managers and trade-skilled personnel;
●	manufacturing risks, including delays and technical problems, issues with third-party suppliers, environmental risks and applicable statutory and regulatory requirements;
●	our ability to successfully identify or integrate acquisitions;
●	our ability to develop new and innovative processes and gain customer acceptance of such processes;
●	risks related to our information technology systems and infrastructure;

●	results of legal disputes, including product liability, intellectual property infringement and other claims;
●	risks associated with our capital-intensive industry;
●	risks related to our treatment as an S Corporation prior to the consummation of our initial public offering of common stock (IPO);
●	risks related to our employee stock ownership plan’s treatment as a tax-qualified retirement plan; and
●	our ability to remediate the material weakness in internal control over financial reporting identified in preparing our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, and to subsequently maintain effective internal control over financial reporting.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$183	$206
Receivables, net of allowances for doubtful accounts of $270 at March 31, 2025 and $248 at December 31, 2024	57,927	49,782
Inventories, net	55,834	54,756
Tooling in progress	4,432	4,761
Prepaid expenses and other current assets	3,635	3,439
Total current assets	122,011	112,944
Property, plant and equipment, net	152,724	156,528
Assets held for sale	1,402	1,402
Goodwill	92,650	92,650
Intangible assets, net	50,001	51,734
Operating lease assets	27,297	28,615
Other long-term assets	1,617	1,697
Total assets	$447,702	$445,570
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$49,749	$39,119
Current portion of operating lease obligation	4,806	4,914
Accrued liabilities:
Salaries, wages, and payroll taxes	6,163	5,094
Bonuses and deferred compensation	2,630	4,626
Other current liabilities	9,589	10,839
Total current liabilities	72,937	64,592
Bank revolving credit notes	77,479	79,725
Operating lease obligation, less current maturities	24,219	25,412
Deferred compensation, less current portion	3,877	4,719
Deferred income tax liability	16,293	16,831
Other long-term liabilities	2,940	2,538
Total liabilities	$197,745	$193,817
Commitments and contingencies (see Note 8)
Common shares, no par value, 75,000,000 authorized, 22,418,092 shares issued at March 31, 2025 and 22,300,106 at December 31, 2024	—	—
Additional paid-in-capital	207,007	207,076
Retained earnings	60,106	60,086
Treasury shares at cost, 2,003,997 shares at March 31, 2025 and 1,883,198 at December 31, 2024	(17,156)	(15,409)
Total shareholders’ equity	249,957	251,753
Total liabilities and shareholders' equity	$447,702	$445,570

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except share amounts and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net sales	$135,579	$161,269
Cost of sales	120,255	140,336
Amortization of intangible assets	1,733	1,733
Bonuses and deferred compensation	3,325	3,800
Other selling, general and administrative expenses	8,689	7,769
Income from operations	1,577	7,631
Interest expense	(1,567)	(3,356)
Income before taxes	10	4,275
Income tax expense (benefit)	(10)	1,034
Net income and comprehensive income	$20	$3,241

Earnings per share:
Basic	$0.00	$0.16
Diluted	$0.00	$0.16

Weighted average shares outstanding:
Basic	20,520,696	20,485,933
Diluted	20,750,938	20,700,046

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20	$3,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,750	7,521
Amortization	1,733	1,733
Allowance for doubtful accounts	22	(16)
Inventory excess and obsolescence reserve	(164)	(247)
Stock-based compensation expense	1,101	1,157
Loss (gain) on disposal of property, plant and equipment	(3)	2
Deferred compensation	275	316
Non-cash lease expense	1,318	1,215
Other non-cash adjustments	70	69
Changes in operating assets and liabilities:
Accounts receivable	(8,167)	(12,870)
Inventories	(914)	1,923
Tooling in progress	329	225
Prepaids and other current assets	(186)	(199)
Accounts payable	10,444	6,727
Deferred income taxes	(538)	1,159
Operating lease obligations	(1,303)	(1,128)
Accrued liabilities	(3,454)	(203)
Net cash provided by operating activities	8,333	10,625
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,962)	(2,775)
Proceeds from sale of property, plant and equipment	3	107
Net cash used in investing activities	(2,959)	(2,668)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	282,113	119,351
Payments on bank revolving credit notes	(284,359)	(127,026)
Repayments of other long-term debt	—	(195)
Shares withheld for employees' taxes	(1,170)	(683)
Purchase of treasury stock	(1,747)	—
Payments on finance leases	(234)	(107)
Proceeds from the exercise of stock options	—	345
Net cash used in financing activities	(5,397)	(8,315)
Net decrease in cash and cash equivalents	(23)	(358)
Cash and cash equivalents at beginning of period	206	672
Cash and cash equivalents at end of period	$183	$314

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,577	$2,094
Cash paid for taxes	$586	$2
Non-cash property, plant and equipment	$1,218	$1,650

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2024	$207,076	$(15,409)	$60,086	$251,753
Net income	—	—	20	20
Share repurchases	—	(1,747)	—	(1,747)
Stock-based compensation	1,101	—	—	1,101
Restricted stock units net of employee tax withholding	(1,170)	—	—	(1,170)
Balance as of March 31, 2025	$207,007	$(17,156)	$60,106	$249,957

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2023	$205,373	$(9,513)	$34,118	$229,978
Net income	—	—	3,241	3,241
Stock-based compensation	1,157	—	—	1,157
Stock options exercised net of employee tax withholding	185	—	—	185
Restricted stock units net of employee tax withholding	(524)	—	—	(524)
Balance as of March 31, 2024	$206,191	$(9,513)	$37,359	$234,037

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These interim unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K. A summary of the Company’s significant accounting policies is included in the Company’s 2024 financial statements in the Annual Report on Form 10-K. The Company followed these policies in preparation of the interim unaudited Condensed Consolidated Financial Statements except for new accounting pronouncements adopted as described below.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Expense Disaggregation Disclosures, amending Accounting Standards Codification (ASC) 220, Income Statement – Reporting Comprehensive Income. The amendment requires an entity to provide a disclosure within the financial statement footnotes showing the disaggregation of certain expenses included in relevant expense captions on the consolidated income statement, with a qualitative description of the amounts that are not separately disaggregated quantitatively. The guidance also requires disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. The guidance is applied on a prospective basis, with a retrospective option and allows for early adoption. The Company is evaluating the potential impact of this guidance on the consolidated financial statements.

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

Inventories as of March 31, 2025 and December 31, 2024 consist of:

	March 31,	December 31,
	2025	2024
Finished goods and purchased parts	$25,155	$25,952
Raw materials	20,913	19,386
Work-in-process	9,765	9,418
Total	$55,834	$54,756

Property, plant and equipment

Property, plant and equipment as of March 31, 2025 and December 31, 2024 consist of:

	Useful Lives	March 31,	December 31,
	Years	2025	2024
Land	Indefinite	$2,564	$2,564
Land improvements	15-39	4,486	4,261
Building and building improvements	15-39	79,657	79,553
Machinery, equipment and tooling	3-10	311,798	310,300
Vehicles	5	4,405	4,377
Office furniture and fixtures	3-7	25,042	23,034
Construction in progress	N/A	2,750	3,263
Total property, plant and equipment, gross		430,702	427,352
Less accumulated depreciation		277,978	270,824
Total property, plant and equipment, net		$152,724	$156,528

Depreciation expense was $7,750 and $7,521 for the three months ended March 31, 2025 and 2024, respectively.

Additionally, the Company completed the closure of its Wautoma, WI manufacturing facility during the fourth quarter of the prior year period. The net amount of property, plant and equipment associated with the facility was $1,402, which is classified in assets held for sale on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

Goodwill

There were no changes to the goodwill balance of $92,650 between December 31, 2024 and March 31, 2025.

Intangible Assets

The following is a listing of definite-lived intangible assets, the useful lives in years (amortization period) and accumulated amortization as of March 31, 2025 and December 31, 2024:

		March 31, 2025
	Useful Lives	Gross Carrying	Accumulated
	Years	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships and contracts	9-17	$96,040	$59,020	$37,020
Trade name	10	14,780	9,294	5,486
Non-compete agreements	5	8,800	8,800	—
Developed technology	7	4,900	1,225	3,675
Patents	19	24	15	9
Total intangible assets, net		$124,544	$78,354	$46,190

		December 31, 2024
	Useful Lives	Gross Carrying	Accumulated
	Years	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships and contracts	9-17	$96,040	$57,832	$38,208
Trade name	10	14,780	8,924	5,856
Non-compete agreements	5	8,800	8,800	—
Developed technology	7	4,900	1,050	3,850
Patents	19	24	15	9
Total intangible assets, net		$124,544	$76,621	$47,923

Additionally, the Company reported an indefinite lived non-amortizable brand name asset with a balance of $3,811 as of March 31, 2025 and December 31, 2024.

Changes in intangible assets between December 31, 2024 and March 31, 2025 consist of:

Balance as of December 31, 2024	$51,734
Amortization expense	(1,733)
Balance as of March 31, 2025	$50,001

Amortization expense was $1,733 for each of the three months ended March 31, 2025 and 2024.

Future amortization expense is expected to be as followed:

Year ending December 31,
2025 (remainder)	$5,200
2026	$6,933
2027	$6,933
2028	$6,877
2029	$5,455
Thereafter	$14,792

Note 3. Debt

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

At March 31, 2025, our consolidated total leverage ratio was 1.39 to 1.00 as compared to a covenant maximum of 3.50 to 1.00 under the Credit Agreement.

At March 31, 2025, our consolidated interest coverage ratio was 4.93 to 1.00 as compared to a covenant minimum of 3.00 to 1.00 under the Credit Agreement.

Under the Credit Agreement, interest is payable quarterly at the adjusted secured overnight financing rate (SOFR) plus an applicable margin based on the current consolidated total leverage ratio. The interest rate was 5.67% and 6.55% as of March 31, 2025 and December 31, 2024, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.20% and 0.25% as of March 31, 2025 and December 31, 2024, respectively.

The Company was in compliance with all financial covenants of its credit agreements as of March 31, 2025 and December 31, 2024. The amount borrowed on the revolving credit notes was $77,479 and $79,725 as of March 31, 2025 and December 31, 2024, respectively.

Other Debt

Additionally, the Company has a Fond du Lac County and Fond du Lac Economic Development Corporation term note (Fond du Lac Term Note). The Fond du Lac Term Note is secured by a security agreement, payable in annual installments of $500 plus interest at 2.00% and is due in full in December 2028. The balance outstanding as of March 31, 2025 and December 31, 2024 was $1,875. The short-term and long-term balance of $500 and $1,375, respectively, are recorded in other current liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets, respectively.

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

The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2025	2024
Finance lease cost:
Amortization of finance lease assets	$133	$104
Interest on finance lease liabilities	9	8
Total finance lease expense	142	112
Operating lease expense	1,326	1,340
Short-term lease expense	151	152
Variable lease expense	115	52
Lease income (1)	(547)	(532)
Total lease expense	$1,187	$1,124
(1)	The Company subleased a portion of its Hazel Park, MI facility starting in June 2022. Lease income for the three months ended March 31, 2025 and 2024 was $547 and $532, respectively.

The lease related supplemental cash flow information is as follows:

	Three Months Ended
	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities for finance leases:
Operating cash flows	$9	$8
Financing cash flows	$234	$107

Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$1,535	$1,481

Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	$—	$134
Finance leases	$798	$1

Note 5. Employee stock ownership plan

Under the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (ESOP), the Company can make annual discretionary contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company subject to the Board of Directors’ approval. The Company recorded no ESOP expense for the three months ended March 31, 2025 and 2024.

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

As of March 31, 2025 and December 31, 2024, the ESOP shares consisted of 1,904,459 and 3,474,467 in allocated shares, respectively.

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

The Company provides a 50% match for employee contributions, up to 6%. For the three months ended March 31, 2025 and 2024, the Company’s employer match expense was $946 and $1,053, respectively.

Note 7. Income taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate and adjusted for discrete taxable events that may occur in the quarter. As the year progresses, the Company will refine its estimate based on facts and circumstances by each tax jurisdiction.

Income tax expense (benefit) was ($10) and $1,034, and the effective tax rate (ETR) was (100.00%) and 24.19% for the three months ended March 31, 2025 and 2024, respectively. Our ETR is different from the expected tax rate due to state taxes, non-deductible items, research and development credits and excess tax benefit associated with stock-based compensation items. The year-to-date rate includes the recognition of favorable discrete items. Due to lower pre-tax income, the favorable discrete items had a greater impact in 2025.

Uncertain Tax Positions

Based on the Company’s evaluation, there is one unrecognized tax benefit requiring recognition in its financial statements as of March 31, 2025. Any interest and penalties related to uncertain tax positions are recorded in income tax expense (benefit). The entire balance of unrecognized tax benefits as of March 31, 2025, if recognized, would affect the Company’s effective tax rate.

The Company files income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. Federal tax returns for tax years beginning January 1, 2021, and state tax returns beginning January 1, 2020, are open for examination.

Note 8. Commitments and contingencies

Litigation

From time to time, the Company may be involved in various claims and lawsuits, both for and against the Company, arising in the normal course of business. Although the results of litigation and claims cannot be predicted with certainty, in management’s opinion, either the likelihood of loss is remote, or any reasonably possible loss associated with the resolution of such proceedings is not expected to have a material adverse impact on the condensed consolidated financial statements.

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

The deferred compensation plan provides benefits payable upon separation of service or death. Payments are to be made 180 days after date of separation from service, either in a lump-sum payment or up to five annual installments as elected by the participant when the participant first elects to defer compensation.

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the three months ended March 31, 2025 and 2024, eligible employees elected to defer compensation of $600 and $365, respectively. As of March 31, 2025 and December 31, 2024, the short-term portion accrued for all benefit years less than twelve months under this plan was $1,367 and $251, respectively, which is included within bonuses and deferred compensation on the Condensed Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, the long-term portion accrued for all benefit years greater than twelve months under this plan was $3,877 and $4,719. These amounts include the initial deferral of compensation and were adjusted for changes in the value of investment options chosen by the participants. Total expense (credit) for the deferred compensation plan for the three months ended March 31, 2025 and 2024 was ($73) and $237, respectively. These expenses are included in bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income. Additionally, the Company made cash distributions of $252 and $286 for the three months ended March 31, 2025 and 2024, respectively.

Note 10. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees, and estimated unpaid claims. The Company has an aggregate stop loss limit to mitigate risk. Expenses related to this contract were $4,130 and $6,169 for the three months ended March 31, 2025 and 2024, respectively. An estimated accrued liability of $922 and $1,184 was recorded as of March 31, 2025 and December 31, 2024, respectively, for estimated unpaid claims and is included within other current liabilities on the Condensed Consolidated Balance Sheets.

Note 11. Segments

The Company operates as a single reporting unit and single reporting segment, and is managed on a consolidated basis. The Company derives revenue from its customers by providing value-added manufacturing solutions ranging from concept to production, including prototyping and tooling, production fabrication, coating, assembly and aftermarket components. The accounting policies of the Company's one operating segment are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (CODM) is regularly provided with and assesses performance for its one operating segment with only the consolidated expenses and net income as presented in the Condensed Consolidated Statements of Comprehensive Income.

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

The Company’s Chief Executive Officer is the CODM.

Note 12. Fair value of financial instruments

Fair value provides information on what the Company may realize if certain assets were sold or might pay to transfer certain liabilities based upon an exit price. Financial assets and liabilities that are measured and reported at fair value are classified into a three-level hierarchy that prioritizes the inputs used in the valuation process. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The hierarchy is based on the observability and objectivity of the pricing inputs as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data. Long-term debt is classified as a Level 2 fair value input.
●	Level 3 – Prices or valuation techniques that require significant unobservable data inputs. These inputs would normally be the Company’s own data and judgements about assumptions that market participants would use in pricing the asset or liability.

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

	Balance at	Fair Value Measurements at
	March 31,	Report Date Using
	2025	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$5,244	$5,244	$—	$—
Total	$5,244	$5,244	$—	$—

	Balance at	Fair Value Measurements at
	December 31,	Report Date Using
	2024	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$4,969	$4,969	$—	$—
Total	$4,969	$4,969	$—	$—

Fair value measurements for the Company’s cash and cash equivalents are classified based upon Level 1 measurements because such measurements are based upon quoted market prices in active markets for identical assets.

Accounts receivable, accounts payable, long-term debt and accrued liabilities are recorded in the Condensed Consolidated Balance Sheets at cost and approximate fair value.

Deferred compensation liabilities are recorded at amounts due to participants at the time of deferral. Deferrals are invested in an investment vehicle based on the options made available to the participant, considered to be Level 1 or Level 2 on the fair value hierarchy, with the current balance all as Level 1. The change in fair value is recorded in the bonuses and deferred compensation line item on the Condensed Consolidated Statements of Comprehensive Income. The short-term and long-term balances due to participants are reflected on the bonuses and deferred compensation and deferred compensation, less current portion line items, respectively, on the Condensed Consolidated Balance Sheets.

The Company’s non-financial assets such as goodwill, intangible assets and property, plant, and equipment are re-measured at fair value when there is an indication of impairment and adjusted only when an impairment charge is recognized. As of March 31, 2025, there was no impairment recognized for the year.

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

A reconciliation of basic and diluted net income per share attributable to the Company were as follows:

	Three Months Ended
	March 31,
	2025	2024
Net income attributable to MEC	$20	$3,241
Weighted average shares outstanding	20,520,696	20,485,933
Basic income per share	$0.00	$0.16

Weighted average shares outstanding	20,520,696	20,485,933
Effect of dilutive stock-based compensation	230,242	214,113
Total potential shares outstanding	20,750,938	20,700,046
Diluted income per share	$0.00	$0.16

There were no options in the money that were excluded in the computation of diluted earnings per share for the three months ended March 31, 2025 and 2024 that had an anti-dilutive impact on earnings per share.

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

The Company’s contracts with customers are short-term in nature; therefore, revenue is typically recognized, billed and collected within a 12-month period. The following table reflects the changes in our contract assets and liabilities during the three months ended March 31, 2025:

	Contract	Contract
	Assets	Liabilities
As of December 31, 2024	$4,761	$3,462
Net activity	(329)	(847)
As of March 31, 2025	$4,432	$2,615

During the three months ended March 31, 2025 and 2024, revenue recognized from deferred revenue that was recorded as a contract liability at the beginning of 2025 and 2024 was $2,100 and $2,346, respectively.

Disaggregated Revenue

The following tables represent a disaggregation of revenue by product category and end market:

	Three Months Ended
	March 31,
Product Category	2025	2024
Outdoor sports	$1,785	$2,159
Fabrication	67,858	90,914
Performance structures	43,334	45,770
Tube	16,511	19,074
Tank	9,889	11,076
Total	139,377	168,993
Intercompany sales elimination	(3,798)	(7,724)
Total, net sales	$135,579	$161,269

	Three Months Ended
	March 31,
End Market	2025	2024
Commercial vehicle	$50,877	$58,954
Construction & access	19,524	28,446
Powersports	22,250	30,291
Agriculture	10,935	14,958
Military	8,487	7,952
Other	23,506	20,668
Total, net sales	$135,579	$161,269

Note 15. Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales or net trade receivables:

	Net Sales		Accounts Receivable
	Three Months Ended		As of	As of
	March 31,		March 31,	December 31,
	2025	2024	2025	2024
Customer
A	16.7%	16.6%	11.3%	11.1%
B	10.7%	14.0%	10.2%	<10%
C	<10%	<10%	10.6%	15.2%

Note 16. Stock-based compensation

The Mayville Engineering Company, Inc. 2019 Omnibus Incentive Plan provided the Company the ability to grant monetary payments based on the value of its common stock, up to 2,000,000 shares.

On April 20, 2021, shareholders of the Company approved an amendment to the 2019 Omnibus Incentive Plan increasing the number of shares of common stock authorized for issuance by 2,500,000 shares.

The total number of shares of the Company’s common stock still available for issuance under the 2019 Omnibus Incentive Plan as of March 31, 2025 is 1,442,424.

The Company recognizes stock-based compensation using the fair value provisions prescribed by ASC 718, Compensation – Stock Compensation. Accordingly, compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of the stock-based instrument at the time of grant and are recognized as expense over the vesting period of the stock-

based instrument. Our stock-based compensation consists of stock options, restricted stock units (RSUs) and performance stock units (PSUs). For all types of units, fair value is equivalent to the adjusted closing stock price at the date of the grant. The Black-Scholes option pricing model is utilized to determine fair value for options.

Cancellations and forfeitures are accounted for as incurred.

Stock-based compensation expense was $1,101 and $1,157 for the three months ended March 31, 2025 and 2024, respectively. The Company reports stock-based compensation within bonuses and deferred compensation in the Condensed Consolidated Statements of Comprehensive Income.

There were no stock options granted by the Company to employees during the three months ended March 31, 2025 and 2024. Stock option grants expire 10 years subsequent to the grant date. Stock-based compensation expense related to stock options is calculated by estimating the fair value of non-qualified stock options at the time of grant and is amortized over the stock options’ vesting period. During the three months ended March 31, 2025, 113,700 options vested with a weighted average strike price of $15.99. There were no options exercised during the three months ended March 31, 2025. As of March 31, 2025, 547,619 options remained outstanding with a weighted average strike price of $14.18 and a weighted average contractual life of 6.88 years.

The Company granted 264,342 and 344,254 RSUs with no director awards during the three months ended March 31, 2025 and 2024, respectively. The RSUs granted to employees vest ratably over a three-year period beginning the subsequent year to the anniversary of the grant date and director awards vest the subsequent year to the grant date.

The Company granted 169,062 and 110,710 PSUs during the three months ended March 31, 2025 and 2024, respectively. The PSUs are earned based on the achievement of pre-determined financial performance goals at the end of a three-year performance measurement period.

The performance goals for the PSUs granted in 2025 are weighted 50% on the 3-year average of the Company’s Return on Invested Capital (“ROIC”) from 2025 to 2027 and 50% on the Company’s 2027 adjusted EBITDA target. The performance goals for the PSUs granted in 2024 are weighted 50% on the 3-year average of the Company’s ROIC from 2024 to 2026 and 50% on the Company’s 2026 adjusted EBITDA target. ROIC represents net operating profit after taxes divided by invested capital for the represented period. Adjusted EBITDA represents net income before interest expense, provision for income taxes, depreciation, amortization, stock-based compensation expense, legal costs due to the former fitness customer and adjusted for items to be determined unusual in nature or infrequent in occurrence for the performance period, as approved by the Compensation Committee. The number of earned PSUs can range from 50% (threshold) to 200% (maximum) of the target award, with no PSUs earned for performance below the threshold level.

Note 17. Common Equity

At March 31, 2025 the authorized stock of the Company consisted of 75,000,000 shares of common stock without par value.

Changes in outstanding common shares are summarized as follows:

Shares
Outstanding
Shares as of December 31, 2023	20,310,584
Treasury stock purchases	—
Common stock issued (including stock-based compensation impact)	155,932
Balance as of March 31, 2024	20,466,516

Shares
Outstanding
Balance as of December 31, 2024	20,416,908
Treasury stock purchases	(120,799)
Common stock issued (including stock-based compensation impact)	117,986
Balance as of March 31, 2025	20,414,095

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in the understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 and our unaudited Condensed Consolidated Financial Statements and the notes thereto included in Part I, Item I of this Quarterly Report on Form 10-Q. In this discussion, we use certain non-GAAP financial measures. Explanation of these non-GAAP financial measures and reconciliation to the most directly comparable GAAP financial measures are included in this Management Discussion and Analysis of Financial Condition and Results of Operations. Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.

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

Macroeconomic Conditions

Over the past few years, the broader market dynamics, combined with recent geopolitical and economic developments, including foreign trade relations and associated tariffs, have resulted in impacts to the Company. These influences have contributed to elevated interest rates, inconsistent customer demand, material cost inflation and labor availability. The Company expects some of these dynamics to continue through 2025 and could continue to have an impact on demand, material costs and labor.

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

Other Selling, General, and Administrative Expenses. Other selling, general and administrative expenses consist primarily of salaries and personnel costs for our sales and marketing, finance, human resources, information systems, administration and certain other managerial employees and certain corporate level administrative expenses such as audit, accounting, legal and other consulting and professional services, travel, and insurance.

Other Key Performance Indicators

EBITDA, EBITDA Margin, Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow

EBITDA represents net income before interest expense, provision (benefit) for income taxes, depreciation and amortization. EBITDA Margin represents EBITDA as a percentage of net sales for each period.

Adjusted EBITDA represents EBITDA before stock-based compensation expense and legal costs due to former fitness customer. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period.

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

	Three Months Ended
	March 31,
	2025	2024
Net income and comprehensive income	$20	$3,241
Interest expense	1,567	3,356
Provision (benefit) for income taxes	(10)	1,034
Depreciation and amortization	9,483	9,254
EBITDA	11,060	16,885
Stock-based compensation expense (1)	1,101	1,157
Legal costs due to former fitness customer (2)	—	479
Adjusted EBITDA	$12,161	$18,521
Net sales	$135,579	$161,269
EBITDA Margin	8.2%	10.5%
Adjusted EBITDA Margin	9.0%	11.5%
(1)	Non-cash employee compensation based on the value of common stock issued pursuant to the 2019 Omnibus Incentive Plan.
(2)	Legal costs associated with the enforcement of the Company’s supply contract with the former fitness customer.

The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable measure calculated in accordance with GAAP, to free cash flow for each of the periods presented.

	Three Months Ended
	March 31,
	2025	2024
Net cash provided by operating activities	$8,333	$10,625
Less: Capital expenditures	2,962	2,775
Free cash flow	$5,371	$7,850

Free Cash Flow Analysis Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Free cash flow for the three months ended March 31, 2025 was $5,371 as compared to $7,850 for the three months ended March 31, 2024, a decrease of $2,479 or 31.6%. The decrease in free cash flow was primarily due to a decrease in cash provided by operating activities. Please see the “Liquidity and Capital Resources” section below for further information.

Consolidated Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Three Months Ended March 31,
	2025		2024		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$135,579	100.0%	$161,269	100.0%	$(25,690)	(15.9)%
Cost of sales	120,255	88.7%	140,336	87.0%	(20,081)	(14.3)%
Manufacturing margins	15,324	11.3%	20,933	13.0%	(5,609)	(26.8)%
Amortization of intangible assets	1,733	1.3%	1,733	1.1%	—	—%
Bonuses and deferred compensation	3,325	2.5%	3,800	2.4%	(475)	(12.5)%
Other selling, general and administrative expenses	8,689	6.4%	7,769	4.8%	920	11.8%
Income from operations	1,577	1.2%	7,631	4.7%	(6,054)	(79.3)%
Interest expense	(1,567)	1.2%	(3,356)	2.1%	(1,789)	(53.3)%
Provision (benefit) for income taxes	(10)	(0.0)%	1,034	0.6%	(1,044)	(101.0)%
Net income and comprehensive income	$20	0.0%	$3,241	2.0%	$(3,221)	(99.4)%
EBITDA	$11,060	8.2%	$16,885	10.5%	$(5,825)	(34.5)%
Adjusted EBITDA	$12,161	9.0%	$18,521	11.5%	$(6,360)	(34.3)%

Net Sales. Net sales were $135,579 for the three months ended March 31, 2025 as compared to $161,269 for the three months ended March 31, 2024, a decrease of $25,690, or 15.9%. This decrease was driven by lower customer demand across the majority of the Company’s key end markets and customer de-stocking channel inventory. This was partially offset by volume from new projects in our Other end market and increased after-market demand in our Military end market.

Manufacturing Margins. Manufacturing margins were $15,324 for the three months ended March 31, 2025 as compared to $20,933 for the three months ended March 31, 2024, a decrease of $5,609, or 26.8%. The decrease was primarily driven by the lower customer demand, partially offset by cost reduction actions.

Manufacturing margin percentages were 11.3% for the three months ended March 31, 2025, as compared to 13.0% for the three months ended March 31, 2024, a decrease of 1.7%. The decrease was attributable to less of an ability to absorb fixed costs as a result of lower sales and the items discussed in the preceding paragraph.

Amortization of Intangibles Assets. Amortization of intangible assets were $1,733 for the three months ended March 31, 2025 and 2024.

Bonuses and Deferred Compensation Expenses. Bonuses and deferred compensation expenses were $3,325 for the three months ended March 31, 2025 as compared to $3,800 for the three months ended March 31, 2024, a decrease of $475, or 12.5%. The decrease was primarily driven by deferred compensation income during the current year period versus deferred compensation expense during the prior year period due to fluctuations in the financial markets.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $8,689 for the three months ended March 31, 2025 as compared to $7,769 for the three months ended March 31, 2024, an increase of $920, or 11.8%. The increase was predominantly attributable to normal wage inflation, and higher costs related to compliance requirements, market analysis studies and other consulting fees.

Interest Expense. Interest expense was $1,567 for the three months ended March 31, 2025 as compared to $3,356 for the three months ended March 31, 2024, a decrease of $1,789, or 53.3%. The decrease is due to a decrease in borrowings and lower interest rates relative to the prior year period.

Provision (Benefit) for Income Taxes. Income tax expense (benefit) was ($10) for the three months ended March 31, 2025 as compared to $1,034 for the three months ended March 31, 2024. The decrease of $1,044 is primarily due to lower income before taxes in the current year period. Refer to Note 7 – Income Taxes of the Condensed Consolidated Financial Statements for further details.

Due to the factors described in the preceding paragraphs, net income and comprehensive income, EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin decreased during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Liquidity and Capital Resources

Cash Flows Analysis

	Three Months Ended
	March 31,		Increase (Decrease)
	2025	2024	$ Change	% Change
Net cash provided by operating activities	$8,333	$10,625	(2,292)	(22)%
Net cash used in investing activities	(2,959)	(2,668)	(291)	(11)%
Net cash used in financing activities	(5,397)	(8,315)	2,918	35%
Net change in cash	$(23)	$(358)	$335

Operating Activities. Cash provided by operating activities was $8,333 for the three months ended March 31, 2025, as compared to $10,625 for the three months ended March 31, 2024. The decrease of $2,292 in cash provided by operating activities was primarily due to lower net income adjusted for reconciling items and a higher use of cash driven by a decrease in accrued liabilities. This was partially offset by a decrease in cash used for accounts receivable as a result of lower sales and a decrease in cash used for accounts payable due to the timing of supplier payments.

Investing Activities. Cash used in investing activities was $2,959 for the three months ended March 31, 2025, as compared to $2,668 for the three months ended March 31, 2024. The $291 increase in cash used in investing activities was driven by a slight increase in capital expenditures prioritizing investments in high-return, capital-light growth and automation.

Financing Activities. Cash used in financing activities was $5,397 for the three months ended March 31, 2025, as compared to $8,315 for the three months ended March 31, 2024. The $2,918 decrease was mainly due to lower debt repayments in excess of borrowings during the current year period in relation to the Company’s revolving credit facility. Additionally, under the share repurchase plan, the Company purchased $1,747 of common stock in the first three months of 2025 as compared to $0 in the prior year period. The Company’s decision to repurchase additional shares in 2025 will depend on business conditions, free cash flow generation, other cash requirements and stock price. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information regarding share repurchases.

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

At March 31, 2025, the interest rate on outstanding borrowings under the Revolving Loan was 5.67%. We had availability of $172,521 under the revolving credit facility at March 31, 2025.

We must pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Credit Agreement. We must also pay fees as specified in the Fee Letter (as defined in the Credit Agreement) and with respect to any letters of credit issued under the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness; create, incur, assume or suffer to exist liens; make certain investments; allow our subsidiaries to merge or consolidate with another entity; make certain asset dispositions; pay certain dividends or other distributions to shareholders; enter into transactions with affiliates; enter into sale leaseback transactions; and exceed the limits on annual capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum interest coverage ratio of 3.00 to 1.00. At March 31, 2025, our interest coverage ratio was 4.93 to 1.00. The Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 3.50 to 1.00. As of March 31, 2025, our consolidated total leverage ratio was 1.39 to 1.00.

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

Other Debt

Additionally, the Company has a Fond du Lac County and Fond du Lac Economic Development Corporation term note (Fond du Lac Term Note). The Fond du Lac Term Note is secured by a security agreement, payable in annual installments of $500 plus interest at 2.00% and is due in full in December 2028. The balance outstanding as of March 31, 2025 was $1,875, with the short-term and long-term balance of $500 and $1,375, respectively, recorded in other current liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets.

Capital Requirements and Sources of Liquidity

During the three months ended March 31, 2025 and 2024, our capital expenditures were $2,962 and $2,775 respectively. The marginal increase of $187 was driven by investments in high return, capital-light growth and automation. Capital expenditures for the full year 2025 are expected to be between $13,000 and $17,000.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. At March 31, 2025, we had immediate availability of $172,521 through our revolving credit facility and the availability of incremental facilities to the greater of $100,000 and 125% of the Company’s twelve month trailing Consolidated EBITDA through an accordion feature under our Credit Agreement, subject to the covenants under the Credit Agreement. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital. We will continue to have access to the availability currently provided under the Credit Agreement as long as we remain compliant with the financial covenants. Based on our estimates at this time, we expect to be in compliance with these financial covenants through 2025 and the foreseeable future.

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

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at March 31, 2025:

		Payments Due by Period
	Total	2025 (Remainder)	2026 – 2027	2028 – 2029	Thereafter
Long-term debt principal payment obligations (1)	$79,354	$500	$1,000	$77,854	$—
Forecasted interest on debt payment obligations (2)	15,585	3,231	9,679	2,675	—
Finance lease obligations (3)	1,332	540	792	—	—
Operating lease obligations (3)	31,955	4,235	11,032	8,814	7,874
Total	$128,226	$8,506	$22,503	$89,343	$7,874
(1)	Principal payments under the Company’s Credit Agreement, which expires in 2028 and the Fond du Lac Term Note, which is due in full in December 2028.
(2)	Forecasted interest on debt obligations are based on the debt balance, interest rate, and unused fee of the Company’s revolving credit facility and debt balance and interest rate of the Company’s Fond due Lac Term Note.
(3)	See Note 4 – Leases in the Notes to Condensed Consolidated Financial Statements for additional information

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

The amount borrowed under the revolving credit facility under the Credit Agreement was $77.5 million with an interest rate of 5.67% as of March 31, 2025. Please see “Liquidity and Capital Resources – Amended and Restated Credit Agreement” in Part I, Item 2 and Note 3 in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more specifics.

A hypothetical 100-basis-point increase in interest rates would have resulted in an additional $0.2 million of interest expense based on our variable rate debt at March 31, 2025. We do not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect our cash flow.

Commodity Risk

We source a wide variety of materials and components from a network of suppliers. Commodity raw materials, such as steel, aluminum, copper, paint and paint chemicals, and other production costs are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and in many cases utilize contracts with those customers to mitigate the impact of commodity raw material price fluctuations. As of March 31, 2025, we did not have any commodity hedging instruments in place.

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

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the identification of the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2025. Notwithstanding the material weakness in our internal control over financial reporting, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (GAAP).

Remediation of Previously Identified Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis.

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, Management identified deficiencies in the design and operating effectiveness of internal control over financial reporting related to the review and approval of journal entries that constitutes a material weakness.

Subsequent to the identification of the material weakness, management under the oversight of the Audit Committee has been implementing measures and taking steps to address the underlying causes of the material weakness. Specifically, the following remediation efforts are planned or ongoing to ensure adequate review and approval of journal entries, including:

●	Enhancing the design and implementation of controls over the review and approval of journal entries to ensure that all journal entries are subject to appropriate review and approval; and
●	Provide additional training to personnel involved in the preparation and review of journal entries to ensure they understand and adhere to the revised control procedures.

While we believe these efforts have improved our internal controls and address the underlying cause of the material weakness, the material weakness will not be remediated until our remediation plan has been fully implemented and tested and we have concluded that following the improvements to our internal controls, our control environment is operating effectively for a sufficient period of time. In particular, the enhanced compensating controls and training will require time to test and assess. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. In addition, we cannot be certain that we have identified all material weaknesses in our internal control over financial reporting, or that in the future we will not have additional material weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Except for the identified material weakness, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 6, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to purchases we made of shares of our common stock during the quarter ended March 31, 2025:

			Total Number	Dollar Value of
			of Shares	Shares that
	Total		Purchased as	May Yet Be
	Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs (1)
January 2025	—	$—	—	$19,104,268
February 2025	—	$—	—	$19,104,268
March 2025	120,799	$14.47	120,799	$17,356,796
Total	120,799		120,799
(1)	On October 26, 2023, the Board of Directors approved a new share repurchase program of up to $25 million of shares through 2026. The new share repurchase program replaced the prior program.

Item 5. Other Information

During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

MAYVILLE ENGINEERING COMPANY, INC.

Date: May 7, 2025	By:	/s/ Jagadeesh A. Reddy
Jagadeesh A. Reddy
President & Chief Executive Officer

	By:	/s/ Rachele M. Lehr
Rachele M. Lehr
Chief Financial Officer