Form 10-Q
period 2025-06-30
Mayville Engineering Company, Inc.
filed 2025-08-06
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 20,317,825 shares of common stock, no par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$206	$206
Receivables, net of allowances for doubtful accounts of $294 at June 30, 2025 and $248 at December 31, 2024	51,329	49,782
Inventories, net	53,947	54,756
Tooling in progress	3,778	4,761
Prepaid expenses and other current assets	4,468	3,439
Total current assets	113,728	112,944
Property, plant and equipment, net	147,313	156,528
Assets held for sale	1,402	1,402
Goodwill	92,650	92,650
Intangible assets, net	48,268	51,734
Operating lease assets	28,775	28,615
Other long-term assets	1,609	1,697
Total assets	$433,745	$445,570
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$46,606	$39,119
Current portion of operating lease obligation	5,258	4,914
Accrued liabilities:
Salaries, wages, and payroll taxes	7,740	5,094
Bonuses and deferred compensation	1,859	4,626
Other current liabilities	8,133	10,839
Total current liabilities	69,596	64,592
Bank revolving credit notes	69,280	79,725
Operating lease obligation, less current maturities	25,270	25,412
Deferred compensation, less current portion	4,319	4,719
Deferred income tax liability	15,756	16,831
Other long-term liabilities	2,681	2,538
Total liabilities	$186,902	$193,817
Commitments and contingencies (see Note 8)
Common shares, no par value, 75,000,000 authorized, 22,487,311 shares issued at June 30, 2025 and 22,300,106 at December 31, 2024	—	—
Additional paid-in-capital	207,850	207,076
Retained earnings	59,009	60,086
Treasury shares at cost, 2,187,334 shares at June 30, 2025 and 1,883,198 at December 31, 2024	(20,016)	(15,409)
Total shareholders’ equity	246,843	251,753
Total liabilities and shareholders' equity	$433,745	$445,570

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except share amounts and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$132,328	$163,636	$267,907	$324,905
Cost of sales	118,704	141,359	238,755	281,696
Amortization of intangible assets	1,733	1,733	3,466	3,466
Bonuses and deferred compensation	1,525	4,133	4,850	7,933
Other selling, general and administrative expenses	10,290	8,261	19,182	16,030
Income from operations	76	8,150	1,654	15,780
Interest expense	(1,398)	(2,969)	(2,965)	(6,324)
Income (loss) before taxes	(1,322)	5,181	(1,311)	9,456
Income tax expense (benefit)	(225)	1,399	(234)	2,433
Net income (loss) and comprehensive income (loss)	$(1,097)	$3,782	$(1,077)	$7,023

Earnings (loss) per share:
Basic	$(0.05)	$0.18	$(0.05)	$0.34
Diluted	$(0.05)	$0.18	$(0.05)	$0.34

Weighted average shares outstanding:
Basic	20,514,496	20,602,650	20,517,579	20,544,292
Diluted	20,699,151	21,034,780	20,718,822	20,914,499

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,077)	$7,023
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,619	15,179
Amortization	3,466	3,466
Allowance for doubtful accounts	46	12
Inventory excess and obsolescence reserve	(187)	(164)
Stock-based compensation expense	2,108	2,495
Loss on disposal of property, plant and equipment	5	2
Deferred compensation	732	451
Non-cash lease expense	2,644	2,702
Other non-cash adjustments	141	143
Changes in operating assets and liabilities:
Accounts receivable	(1,593)	(10,420)
Inventories	996	7,130
Tooling in progress	983	(617)
Prepaids and other current assets	(168)	(1,951)
Accounts payable	7,390	6,391
Deferred income taxes	(1,075)	1,764
Operating lease obligations	(2,596)	(2,535)
Accrued liabilities	(4,127)	2,829
Net cash provided by operating activities	23,307	33,900
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,408)	(6,874)
Proceeds from sale of property, plant and equipment	6	107
Net cash used in investing activities	(5,402)	(6,767)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	560,363	273,536
Payments on bank revolving credit notes	(570,808)	(298,967)
Repayments of other long-term debt	—	(306)
Payments of financing costs	(793)	—
Shares withheld for employees' taxes	(1,335)	(758)
Purchase of treasury stock	(4,607)	(998)
Payments on finance leases	(725)	(343)
Proceeds from the exercise of stock options	—	345
Net cash used in financing activities	(17,905)	(27,491)
Net increase (decrease) in cash and cash equivalents	—	(358)
Cash and cash equivalents at beginning of period	206	672
Cash and cash equivalents at end of period	$206	$314

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,208	$5,577
Cash paid for income taxes	$2,301	$796
Non-cash property, plant and equipment	$1,129	$1,492

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2024	$207,076	$(15,409)	$60,086	$251,753
Net income	—	—	20	20
Share repurchases	—	(1,747)	—	(1,747)
Stock-based compensation	1,101	—	—	1,101
Restricted stock units net of employee tax withholding	(1,170)	—	—	(1,170)
Balance as of March 31, 2025	$207,007	$(17,156)	$60,106	$249,957
Net loss	—	—	(1,097)	(1,097)
Purchase of treasury stock	—	(2,860)	—	(2,860)
Stock-based compensation	1,007	—	—	1,007
Stock options exercised net of employee tax withholding	(164)	—	—	(164)
Balance as of June 30, 2025	$207,850	$(20,016)	$59,009	$246,843

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2023	$205,373	$(9,513)	$34,118	$229,978
Net income	—	—	3,241	3,241
Stock-based compensation	1,157	—	—	1,157
Stock options exercised net of employee tax withholding	185	—	—	185
Restricted stock units net of employee tax withholding	(524)	—	—	(524)
Balance as of March 31, 2024	$206,191	$(9,513)	$37,359	$234,037
Net income	—	—	3,782	3,782
Purchase of treasury stock	—	(998)	—	(998)
Stock-based compensation	1,338	—	—	1,338
Stock options exercised net of employee tax withholding	(75)	—	—	(75)
Balance as of June 30, 2024	$207,454	$(10,511)	$41,141	$238,084

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

Nature of Operations

MEC is a leading U.S.-based, vertically-integrated, value-added manufacturing partner providing a full suite of manufacturing solutions from concept to production, including design, prototyping and tooling, fabrication, aluminum extrusion, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, agriculture, military and other end markets. Founded in 1945 and headquartered in Milwaukee, Wisconsin, we are a leading Tier I U.S. supplier of highly engineered components to original equipment manufacturer (OEM) customers with leading positions in their respective markets. The Company operates 27 facilities, of which 26 are in operation, located in Arkansas, Illinois, North Carolina, Michigan, Mississippi, Ohio, Pennsylvania, Virginia, and Wisconsin. In connection with the acquisition of Accu-Fab, LLC (Accu-Fab), as discussed in Note 18 – Subsequent Events, four facilities were added which were located in Illinois and North Carolina. Our engineering expertise and technical know-how allow us to add value through every product redevelopment cycle (generally every three to five years for our customers).

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, amending ASC 740, Income Taxes. The amendment is intended to enhance the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments require that on an annual basis, entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments require that entities disclose additional information about income taxes paid as well as additional disclosures of pretax income and income tax expense and remove the requirement to disclose certain items that are no longer considered cost beneficial or relevant. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We believe this standard will expand our disclosures but will not have a material impact on our consolidated financial statements. We will adopt this standard in the fourth quarter of 2025.

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

Inventories as of June 30, 2025 and December 31, 2024 consist of:

	June 30,	December 31,
	2025	2024
Finished goods and purchased parts	$24,526	$25,952
Raw materials	19,595	19,386
Work-in-process	9,826	9,418
Total	$53,947	$54,756

Property, plant and equipment

Property, plant and equipment as of June 30, 2025 and December 31, 2024 consist of:

	Useful Lives	June 30,	December 31,
	Years	2025	2024
Land	Indefinite	$2,564	$2,564
Land improvements	15-39	4,486	4,261
Building and building improvements	15-39	79,799	79,553
Machinery, equipment and tooling	3-10	313,515	310,300
Vehicles	5	4,411	4,377
Office furniture and fixtures	3-7	25,320	23,034
Construction in progress	N/A	2,625	3,263
Total property, plant and equipment, gross		432,720	427,352
Less accumulated depreciation		285,407	270,824
Total property, plant and equipment, net		$147,313	$156,528

Depreciation expense was $7,870 and $7,658 for the three months ended June 30, 2025 and 2024, respectively, and $15,619 and $15,179 for the six months ended June 30, 2025 and 2024, respectively.

Additionally, the Company completed the closure of its Wautoma, WI manufacturing facility during the fourth quarter of the prior year period. The net amount of property, plant and equipment associated with the facility was $1,402, which is classified in assets held for sale on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.

Goodwill

There was no change to the goodwill balance of $92,650 between December 31, 2024 and June 30, 2025.

Intangible Assets

The following is a listing of definite-lived intangible assets, the useful lives in years (amortization period) and accumulated amortization as of June 30, 2025 and December 31, 2024:

		June 30, 2025
	Useful Lives	Gross Carrying	Accumulated
	Years	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships and contracts	9-17	$96,040	$60,208	$35,832
Trade name	10	14,780	9,663	5,117
Developed technology	7	4,900	1,400	3,500
Patents	19	24	16	8
Total intangible assets, net		$115,744	$71,287	$44,457

		December 31, 2024
	Useful Lives	Gross Carrying	Accumulated
	Years	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships and contracts	9-17	$96,040	$57,832	$38,208
Trade name	10	14,780	8,924	5,856
Non-compete agreements	5	8,800	8,800	—
Developed technology	7	4,900	1,050	3,850
Patents	19	24	15	9
Total intangible assets, net		$124,544	$76,621	$47,923

Additionally, the Company reported an indefinite lived non-amortizable brand name asset with a balance of $3,811 as of June 30, 2025 and December 31, 2024.

Changes in intangible assets between December 31, 2024 and June 30, 2025 consist of:

Balance as of December 31, 2024	$51,734
Amortization expense	(3,466)
Balance as of June 30, 2025	$48,268

Amortization expense was $1,733 for each of the three months ended June 30, 2025 and 2024, and $3,466 for each of the six months ended June 30, 2025 and 2024.

Future amortization expense is expected to be as followed:

Year ending December 31,
2025 (remainder)	$3,466
2026	$6,933
2027	$6,933
2028	$6,877
2029	$5,455
Thereafter	$14,793

Note 3. Debt

Bank Revolving Credit Notes

On June 28, 2023, and as last amended on June 26, 2025, we entered into an amended and restated credit agreement (the Credit Agreement) with certain lenders and Wells Fargo Bank, National Association, as administrative agent (the Agent). The Credit

Agreement provides for a $350,000 revolving credit facility, with a letter of credit sub-facility, and a swingline facility in an aggregate amount of $25,000. All amounts borrowed under the credit agreement mature on June 28, 2028.

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

The Company entered into an amendment (First Amendment) to the Credit Agreement on June 26, 2025. The First Amendment increased the amount of total allowable borrowings under the revolving credit facility to $350,000 from $250,000, by exercising the previously available $100,000 accordion feature. All other material terms of the credit agreement, including applicable interest rates, remained unchanged.

The Company incurred financing costs of $793 associated with executing the First Amendment, with the short-term and long-term balance of $264 and $529, respectively, recorded in prepaid expenses and other current assets and other long-term assets in the Condensed Consolidated Balance Sheets. These deferred financing costs will be amortized over the remaining duration of the agreement.

At June 30, 2025, our consolidated total leverage ratio was 1.36 to 1.00 as compared to a covenant maximum of 3.50 to 1.00 under the Credit Agreement.

At June 30, 2025, our consolidated interest coverage ratio was 5.59 to 1.00 as compared to a covenant minimum of 3.00 to 1.00 under the Credit Agreement.

Under the Credit Agreement, interest is payable quarterly at the adjusted secured overnight financing rate (SOFR) plus an applicable margin based on the current consolidated total leverage ratio (which may be adjusted for certain reserve requirements), plus 1.25% to 2.75% depending on the current consolidated total leverage ratio. Under certain circumstances, we may not be able to pay interest based on SOFR. If that happens, we will be required to pay interest at the Base Rate, which is the sum of the higher of (i) the Prime Rate (as publicly announced by the Agent from time to time), (ii) the Federal Funds Rate plus 0.50%, and (iii) Adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%. The interest rate was 5.66% and 6.55% as of June 30, 2025 and December 31, 2024, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.20% and 0.25% as of June 30, 2025 and December 31, 2024, respectively.

The Company was in compliance with all financial covenants of its credit agreements as of June 30, 2025 and December 31, 2024. The amount borrowed on the revolving credit notes was $69,280 and $79,725 as of June 30, 2025 and December 31, 2024, respectively.

Other Debt

Additionally, the Company has a Fond du Lac County and Fond du Lac Economic Development Corporation term note (Fond du Lac Term Note). The Fond du Lac Term Note is secured by a security agreement, payable in annual installments of $500 plus interest at 2.00% and is due in full in December 2028. The balance outstanding as of June 30, 2025 and December 31, 2024 was $1,875. The short-term and long-term balance of $500 and $1,375, respectively, are recorded in other current liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets, respectively.

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

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Finance lease cost:
Amortization of finance lease assets	$181	$119	$314	$223
Interest on finance lease liabilities	18	12	27	20
Total finance lease expense	199	131	341	243
Operating lease expense	1,321	1,353	2,647	2,693
Short-term lease expense	326	159	477	311
Variable lease expense	49	60	164	112
Lease income (1)	(547)	(537)	(1,094)	(1,069)
Total lease expense	$1,348	$1,166	$2,535	$2,290
(1)	The Company subleased a portion of its Hazel Park, MI facility starting in June 2022. Lease income for the three months ended June 30, 2025 and 2024 was $547 and $537, respectively, and $1,094 and $1,069 for the six months ended June 30, 2025 and 2024, respectively.

The lease related supplemental cash flow information is as follows:

	Six Months Ended
	June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities for finance leases:
Operating cash flows	$21	$20
Financing cash flows	$725	$343

Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$3,074	$2,980

Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	$2,798	$337
Finance leases	$911	$383

Note 5. Employee stock ownership plan

Under the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (ESOP), the Company can make annual discretionary contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company subject to the Board of Directors’ approval. The Company recorded no ESOP expense for the three and six months ended June 30, 2025 and 2024.

As of January 1, 2025, the Company amended the plan reducing the distribution period from three years to full distribution on the annual distribution date of the year following separation from the Company.

Additionally, as of January 1, 2025, the in-service diversification percentage allowed increased from 25% at age 50 with 10 years of service to 50% and at age 55 with 10 years of service, the percentage allowed increased from 50% to 75%.

At various times following death, disability, retirement, termination of employment or the exercise of diversification rights, an ESOP participant is entitled to receive their ESOP account balance in accordance with various distribution methods as permitted under the policies adopted by the ESOP.

As of June 30, 2025 and December 31, 2024, the ESOP shares consisted of 1,904,459 and 3,474,467 in allocated shares, respectively.

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

The Company provides a 50% match for employee contributions, up to 6%. For the three months ended June 30, 2025 and 2024, the Company’s employer match expense was $801 and $922, respectively. Total employer match expense for the six months ended June 30, 2025 and 2024 was $1,747 and $1,976, respectively.

Note 7. Income taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate and adjusted for discrete taxable events that may occur in the quarter. As the year progresses, the Company will refine its estimate based on facts and circumstances by each tax jurisdiction.

Income tax benefit was $225 and $234, and the effective tax rate (ETR) was 17.02% and 17.85% for the three and six months ended June 30, 2025, respectively. Our ETR is different from the expected tax rate due to state taxes, non-deductible items, research and development credits and excess tax expense associated with stock-based compensation items. The year-to-date rate includes the recognition of unfavorable discrete items.

For the three and six months ended June 30, 2024, income tax expense was estimated at $1,399 and $2,433 and the ETR was 27.00% and 25.73%, respectively.

On July 4, 2025, U.S. enacted H.R. 1 “A bill to provide for reconciliation pursuant to Title II of H. Con. Res 14,” commonly referred to as the One Big Beautiful Bill Act. Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and our effective tax rate in the future and we continue to evaluate the impacts the new legislation will have on the Condensed Consolidated Financial Statements. As a result of the enactment of H.R. 1, we anticipate an impact to the deferred tax liability and the income tax payable related to the provisions for 100% bonus depreciation for assets placed in service after January 19, 2025 and full expensing of domestic research and experimental expenditures. The impact of such evaluations will be reflected in the Company’s Form 10-Q for the period ending September 30, 2025.

Uncertain Tax Positions

Based on the Company’s evaluation, there is one unrecognized tax benefit requiring recognition in its financial statements as of June 30, 2025. Any interest and penalties related to uncertain tax positions are recorded in income tax expense (benefit) on the Condensed Consolidated Statements of Comprehensive Income (Loss). The entire balance of unrecognized tax benefits as of June 30, 2025, if recognized, would affect the Company’s effective tax rate.

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

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the three and six months ended June 30, 2025, eligible employees elected to defer compensation of $75 and $675, respectively. Eligible employees elected to defer compensation of $83 and $447 for the three and six months ended June 30, 2024, respectively. As of June 30, 2025 and December 31, 2024, the short-term portion accrued for all benefit years less than twelve months under this plan was $1,382 and $251, respectively, which is included within bonuses and deferred compensation on the Condensed Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, the long-term portion accrued for all benefit years greater than twelve months under this plan was $4,319 and $4,719. These amounts include the initial deferral of compensation and were adjusted for changes in the value of investment options chosen by the participants. Total expense for the deferred compensation plan for the three months ended June 30, 2025 and 2024 was $383 and $53, respectively. Total expense for the deferred compensation plan for the six months ended June 30, 2025 and 2024 was $310 and $285, respectively. These expenses are included in bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income (Loss). Additionally, the Company made cash distributions of $253 and $286 for the six months ended June 30, 2025 and 2024, respectively.

Note 10. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees, and estimated unpaid claims. The Company has an aggregate stop loss limit to mitigate risk. Expenses related to this contract were $3,642 and $6,382 for the three months ended June 30, 2025 and 2024, respectively and $7,772 and $12,551 for the six months ended June 30, 2025 and 2024. An estimated accrued liability of $805 and $1,184 was recorded as of June 30, 2025 and December 31, 2024, respectively, for estimated unpaid claims and is included within other current liabilities on the Condensed Consolidated Balance Sheets.

Note 11. Segments

The Company operates as a single reporting unit and single reporting segment, and is managed on a consolidated basis. The Company derives revenue from its customers by providing value-added manufacturing solutions ranging from concept to production, including prototyping and tooling, production fabrication, coating, assembly and aftermarket components. The accounting policies of the Company's one operating segment are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (CODM) is regularly provided with and assesses performance for its one operating segment with only the consolidated expenses and net income (loss) as presented in the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

The Company’s Chief Executive Officer is the CODM.

Note 12. Fair value of financial instruments

Fair value provides information on what the Company may realize if certain assets were sold or might pay to transfer certain liabilities based upon an exit price. Financial assets and liabilities that are measured and reported at fair value are classified into a three-level hierarchy that prioritizes the inputs used in the valuation process. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The hierarchy is based on the observability and objectivity of the pricing inputs as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data. Long-term debt is classified as a Level 2 fair value input.
●	Level 3 – Prices or valuation techniques that require significant unobservable data inputs. These inputs would normally be the Company’s own data and judgements about assumptions that market participants would use in pricing the asset or liability.

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

	Balance at	Fair Value Measurements at
	June 30,	Report Date Using
	2025	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$5,701	$5,701	$—	$—
Total	$5,701	$5,701	$—	$—

	Balance at	Fair Value Measurements at
	December 31,	Report Date Using
	2024	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$4,969	$4,969	$—	$—
Total	$4,969	$4,969	$—	$—

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

The Company’s non-financial assets such as goodwill, intangible assets and property, plant, and equipment are re-measured at fair value when there is an indication of impairment and adjusted only when an impairment charge is recognized. As of June 30, 2025, there was no impairment recognized for the year.

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

A reconciliation of basic and diluted net income (loss) per share attributable to the Company were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss) attributable to MEC	$(1,097)	$3,782	$(1,077)	$7,023
Weighted average shares outstanding	20,514,496	20,602,650	20,517,579	20,544,292
Basic income (loss) per share	$(0.05)	$0.18	$(0.05)	$0.34

Weighted average shares outstanding	20,514,496	20,602,650	20,517,579	20,544,292
Effect of dilutive stock-based compensation	184,655	432,130	201,243	370,207
Total potential shares outstanding	20,699,151	21,034,780	20,718,822	20,914,499
Diluted income (loss) per share	$(0.05)	$0.18	$(0.05)	$0.34

There were no options in the money that were excluded in the computation of diluted earnings per share for the three and six months ended June 30, 2025 and 2024 that had an anti-dilutive impact on earnings per share.

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

The Company’s contracts with customers are short-term in nature; therefore, revenue is typically recognized, billed and collected within a 12-month period. The following table reflects the changes in our contract assets and liabilities during the six months ended June 30, 2025:

	Contract	Contract
	Assets	Liabilities
As of December 31, 2024	$4,761	$3,462
Net activity	(983)	(926)
As of June 30, 2025	$3,778	$2,536

During the six months ended June 30, 2025, revenue recognized from deferred revenue that was recorded as a contract liability at the beginning of 2025 was $2,514. During the six months ended June 30, 2024, revenue recognized from deferred revenue that was recorded as a contract liability at the beginning of 2024 was $2,344.

Disaggregated Revenue

The following tables represent a disaggregation of revenue by product category and end market:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product Category	2025	2024	2025	2024
Outdoor sports	$2,107	$2,205	$3,892	$4,364
Fabrication	63,956	87,201	131,814	178,115
Performance structures	39,860	47,795	83,194	93,564
Tube	20,560	19,846	37,070	38,921
Tank	9,296	12,625	19,185	23,701
Total	135,779	169,672	275,155	338,665
Intercompany sales elimination	(3,451)	(6,036)	(7,248)	(13,760)
Total, net sales	$132,328	$163,636	$267,907	$324,905

	Three Months Ended		Six Months Ended
	June 30,		June 30,
End Market	2025	2024	2025	2024
Commercial vehicle	$49,134	$62,130	$100,010	$121,084
Construction & access	20,173	27,230	39,698	55,676
Powersports	19,625	30,306	41,875	60,597
Agriculture	9,233	14,639	20,168	29,597
Military	8,342	6,579	16,829	14,530
Other	25,821	22,752	49,327	43,421
Total, net sales	$132,328	$163,636	$267,907	$324,905

Note 15. Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales or net trade receivables:

	Net Sales		Net Sales		Accounts Receivable
	Three Months Ended		Six Months Ended		As of	As of
	June 30,		June 30,		June 30,	December 31,
	2025	2024	2025	2024	2025	2024
Customer
A	15.5%	16.2%	16.1%	16.4%	10.7%	11.1%
B	11.3%	13.0%	11.0%	13.5%	12.1%	<10%
C	<10%	11.0%	<10%	10.4%	<10%	<10%
D	<10%	<10%	<10%	<10%	11.0%	15.2%

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

The total number of shares of the Company’s common stock still available for issuance under the 2019 Omnibus Incentive Plan as of June 30, 2025 is 1,589,590.

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

Stock-based compensation expense was $1,007 and $1,338 for the three months ended June 30, 2025 and 2024, respectively, and $2,108 and $2,495 for the six months ended June 30, 2025 and 2024, respectively. The Company reports stock-based compensation within bonuses and deferred compensation in the Condensed Consolidated Statements of Comprehensive Income (Loss).

There were no stock options granted by the Company to employees during the three and six months ended June 30, 2025 and 2024. Stock option grants expire 10 years subsequent to the grant date. Stock-based compensation expense related to stock options is calculated by estimating the fair value of non-qualified stock options at the time of grant and is amortized over the stock options’ vesting period. During the six months ended June 30, 2025, 113,700 options vested with a weighted average strike price of $15.99. During the three and six months ended June 30, 2025, 125,363 options were exercised with a weighted average strike price of $11.69. As of June 30, 2025, 422,256 options remained outstanding with a weighted average strike price of $14.93 and a weighted average contractual life of 8.61 years.

The Company granted 58,795 and 78,306 RSUs, inclusive of 53,721 and 55,962 director awards, during the three months ended June 30, 2025 and 2024, respectively. The Company granted 323,137 and 422,560 RSUs, inclusive of 53,721 and 55,962 director awards during the six months ended June 30, 2025 and 2024, respectively. The RSUs granted to employees vest ratably over a three-year period beginning the subsequent year to the anniversary of the grant date and director awards vest the subsequent year to the grant date.

No PSUs were granted by the Company to employees during the three months ended June 30, 2025 and 2024. The Company granted 169,062 and 110,710 PSUs during the six months ended June 30, 2025 and 2024, respectively. PSUs are earned based on the achievement of pre-determined financial performance goals at the end of a three-year performance measurement period. The applicable performance period varies for each grant year

The performance goals for the PSUs granted in 2025 are weighted 50% on the 3-year average of the Company’s Return on Invested Capital (“ROIC”) from 2025 to 2027 and 50% on the Company’s 2027 adjusted EBITDA target. The performance goals for the PSUs granted in 2024 are weighted 50% on the 3-year average of the Company’s ROIC from 2024 to 2026 and 50% on the Company’s 2026 adjusted EBITDA target. ROIC represents net operating profit after taxes divided by invested capital for the represented period. Adjusted EBITDA represents net income before interest expense, provision (benefit) for income taxes, depreciation, amortization, stock-based compensation expense, legal costs due to the former fitness customer and adjusted for items to be determined unusual in nature or infrequent in occurrence for the performance period, as approved by the Compensation Committee. The number of earned PSUs can range from 50% (threshold) to 200% (maximum) of the target award, with no PSUs earned for performance below the threshold level.

Note 17. Common Equity

At June 30, 2025 the authorized stock of the Company consisted of 75,000,000 shares of common stock without par value.

Changes in outstanding common shares are summarized as follows:

Shares
Outstanding
Shares as of December 31, 2023	20,310,584
Treasury stock purchases	(61,197)
Common stock issued (including stock-based compensation impact)	223,912
Balance as of June 30, 2024	20,473,299

Shares
Outstanding
Balance as of December 31, 2024	20,416,908
Treasury stock purchases	(304,136)
Common stock issued (including stock-based compensation impact)	187,205
Balance as of June 30, 2025	20,299,977

Note 18. Subsequent Events

The Company has evaluated subsequent events since June 30, 2025, the date of these financial statements. There were no material events or transactions discovered during this evaluation that requires recognition or disclosure in the financial statements, except as set forth below.

On July 1, 2025, the Company acquired 100% of the issued and outstanding limited liability company interests in Accu-Fab for $140,500, subject to customary adjustments including a net working capital adjustment. The acquisition was consummated in accordance with the terms and conditions of the Purchase Agreement, dated as of May 23, 2025, among the Company, Accu-Fab and Tide Rock Yieldco, LLC. Accu-Fab is a vertically integrated manufacturing partner providing value-added services including design, engineering, sheet metal fabrication and integration, and specialized finishing serving large OEMs within the critical power infrastructure, data center and renewable energy end-markets. The Company financed the acquisition by borrowing under its Credit Agreement; refer to Note 3 – Debt for additional details. Following the closing, the parties will determine the actual adjustments as of the closing and reconcile the resulting final purchase price. The Company has incurred non-recurring transaction costs of $2,378 as of June 30, 2025 related to this acquisition. These costs were associated with legal and professional services and were recognized as other selling, general and administrative expenses on the Condensed Consolidated Statements of Comprehensive Income (Loss). Due to the limited time since the closing of the acquisition, the valuation efforts and related acquisition accounting is incomplete at the time of the filing of these unaudited condensed consolidated financial statements. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired, including goodwill and other intangible assets. In addition, because the acquisition accounting is incomplete, the Company is unable to provide the supplemental pro forma revenue and earnings for the combined entity, and as such, required disclosures will be presented in future periods.

On August 5, 2025, we initiated a restructuring plan (the Plan) designed to reduce the Company’s fixed costs and optimize its footprint. The Plan provides for the consolidation of three warehouses and one manufacturing facility into the Company’s other facilities over the next six to eighteen months. We expect to incur aggregate charges of between $5,000 and $7,000 in total restructuring costs, which includes approximately $5,000 for equipment relocation to other facilities and footprint optimization and $1,000 in asset write-downs and related charges.

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

Macroeconomic Conditions

Over the past few years, the broader market dynamics, combined with recent geopolitical and economic developments, including foreign trade relations and associated, threatened and implemented tariffs, have resulted in impacts to the Company. These influences have contributed to elevated interest rates, inconsistent customer demand, material cost inflation and labor availability. The Company expects some of these dynamics to continue through 2025 and could continue to have an impact on demand, material costs and labor.

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

Adjusted EBITDA represents EBITDA before stock-based compensation expense, legal costs due to former fitness customer, Chief Financial Officer (CFO) transition costs, natural disaster costs and acquisition related costs. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss) and comprehensive income (loss)	$(1,097)	$3,782	$(1,077)	$7,023
Interest expense	1,398	2,969	2,965	6,324
Provision (benefit) for income taxes	(225)	1,399	(234)	2,433
Depreciation and amortization	9,603	9,391	19,086	18,645
EBITDA	9,679	17,541	20,740	34,425
Stock-based compensation expense (1)	1,007	1,338	2,108	2,495
Legal costs due to former fitness customer (2)	—	760	—	1,239
CFO transition costs (3)	1,148	—	1,148	—
Natural disaster costs (4)	293	—	293	—
Acquisition related costs (5)	1,548	—	2,378	—
Adjusted EBITDA	$13,675	$19,639	$26,667	$38,159
Net sales	$132,328	$163,636	$267,907	$324,905
EBITDA Margin	7.3%	10.7%	7.7%	10.6%
Adjusted EBITDA Margin	10.3%	12.0%	10.0%	11.7%
(1)	Non-cash employee compensation based on the value of common stock issued pursuant to the 2019 Omnibus Incentive Plan.
(2)	Legal costs associated with the enforcement of the Company’s supply contract with the former fitness customer.
(3)	Costs associated with the separation of the former CFO.
(4)	Costs incurred for facility clean-up following tornado damage at one of the Company’s locations.
(5)	Transaction costs, primarily legal and professional services, related to the acquisition of Accu-Fab.

The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable measure calculated in accordance with GAAP, to free cash flow for each of the periods presented.

	Six Months Ended
	June 30,
	2025	2024
Net cash provided by operating activities	$23,307	$33,900
Less: Capital expenditures	5,408	6,874
Free cash flow	$17,899	$27,026

Free Cash Flow Analysis Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Free cash flow for the six months ended June 30, 2025 was $17,899 as compared to $27,026 for the six months ended June 30, 2024, a decrease of $9,127 or 33.8%. The decrease in free cash flow was due to a decrease in cash provided by operating activities, offset by lower capital expenditures. Please see the “Liquidity and Capital Resources” section below for further information.

Consolidated Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	Three Months Ended June 30,
	2025		2024		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$132,328	100.0%	$163,636	100.0%	$(31,308)	(19.1)%
Cost of sales	118,704	89.7%	141,359	86.4%	(22,655)	(16.0)%
Manufacturing margins	13,624	10.3%	22,277	13.6%	(8,653)	(38.8)%
Amortization of intangible assets	1,733	1.3%	1,733	1.1%	—	—%
Bonuses and deferred compensation	1,525	1.2%	4,133	2.5%	(2,608)	(63.1)%
Other selling, general and administrative expenses	10,290	7.8%	8,261	5.0%	2,029	24.6%
Income from operations	76	0.1%	8,150	5.0%	(8,074)	(99.1)%
Interest expense	(1,398)	1.1%	(2,969)	1.8%	(1,571)	(52.9)%
Provision (benefit) for income taxes	(225)	(0.2)%	1,399	0.9%	(1,624)	(116.1)%
Net income (loss) and comprehensive income (loss)	$(1,097)	(0.8)%	$3,782	2.3%	$(4,879)	(129.0)%
EBITDA	$9,679	7.3%	$17,541	10.7%	$(7,862)	(44.8)%
Adjusted EBITDA	$13,675	10.3%	$19,639	12.0%	$(5,964)	(30.4)%

Net Sales. Net sales were $132,328 for the three months ended June 30, 2025 as compared to $163,636 for the three months ended June 30, 2024, a decrease of $31,308, or 19.1%. This decrease was driven by lower customer demand across the majority of the Company’s key end markets and customer de-stocking channel inventory. This was partially offset by volume from new projects in our Other end market and increased after-market demand in our Military end market.

Manufacturing Margins. Manufacturing margins were $13,624 for the three months ended June 30, 2025 as compared to $22,277 for the three months ended June 30, 2024, a decrease of $8,653, or 38.8%. The decrease was primarily driven by the lower customer demand, partially offset by cost reduction actions.

Manufacturing margin percentages were 10.3% for the three months ended June 30, 2025, as compared to 13.6% for the three months ended June 30, 2024, a decrease of 330 basis points. The decrease was attributable to reduced absorption of fixed costs as a result of lower sales and the items discussed in the preceding paragraph.

Amortization of Intangibles Assets. Amortization of intangible assets were $1,733 for the three months ended June 30, 2025 and 2024.

Bonuses and Deferred Compensation Expenses. Bonuses and deferred compensation expenses were $1,525 for the three months ended June 30, 2025, as compared to $4,133 for the three months ended June 30, 2024, a decrease of $2,608, or 63.1%. The decrease was primarily driven by lower bonus accruals aligning with the Company financial performance.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $10,290 for the three months ended June 30, 2025 as compared to $8,261 for the three months ended June 30, 2024, an increase of $2,029, or 24.6%. The increase was attributable to non-recurring costs related to the Accu-Fab acquisition and CFO transition.

Interest Expense. Interest expense was $1,398 for the three months ended June 30, 2025 as compared to $2,969 for the three months ended June 30, 2024, a decrease of $1,571, or 52.9%. The decrease is due to a decrease in borrowings and lower interest rates relative to the prior year period.

Provision (Benefit) for Income Taxes. Income tax benefit was $225 for the three months ended June 30, 2025 as compared to income tax expense of $1,399 for the three months ended June 30, 2024. The decrease of $1,624 is primarily due to a pre-tax loss in the current year period compared to pre-tax income in the prior year period. Refer to Note 7 – Income Taxes of the Condensed Consolidated Financial Statements for further details.

Due to the factors described in the preceding paragraphs, net income (loss) and comprehensive income (loss), EBITDA,

EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin decreased during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Six Months Ended June 30,
	2025		2024		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$267,907	100.0%	$324,905	100.0%	$(56,998)	(17.5)%
Cost of sales	238,755	89.1%	281,696	86.7%	(42,941)	(15.2)%
Manufacturing margins	29,152	10.9%	43,209	13.3%	(14,057)	(32.5)%
Amortization of intangible assets	3,466	1.3%	3,466	1.1%	—	—%
Bonuses and deferred compensation	4,850	1.8%	7,933	2.4%	(3,083)	(38.9)%
Other selling, general and administrative expenses	19,182	7.2%	16,030	4.9%	3,152	19.7%
Income from operations	1,654	0.6%	15,780	4.9%	(14,126)	(89.5)%
Interest expense	(2,965)	1.1%	(6,324)	1.9%	(3,359)	(53.1)%
Provision (benefit) for income taxes	(234)	(0.1)%	2,433	0.7%	(2,667)	(109.6)%
Net income (loss) and comprehensive income (loss)	$(1,077)	(0.4)%	$7,023	2.2%	$(8,100)	(115.3)%
EBITDA	$20,740	7.7%	$34,425	10.6%	$(13,685)	(39.8)%
Adjusted EBITDA	$26,667	10.0%	$38,159	11.7%	$(11,492)	(30.1)%

Net Sales. Net sales were $267,907 for the six months ended June 30, 2025 as compared to $324,905 for the six months ended June 30, 2024, a decrease of $56,998 or 17.5%. This decrease was driven by reduced customer demand across nearly all end markets and customer de-stocking channel inventory. This decline was partially offset by increased volume from new initiatives in our Other end market and increased after-market demand in our Military end market.

Manufacturing Margins. Manufacturing margins were $29,152 for the six months ended June 30, 2025 as compared to $43,209 for the six months ended June 30, 2024, a decrease of $14,057, or 32.5%. The decrease was primarily driven by the softening customer demand, partially offset by cost reduction actions.

Manufacturing margin percentages were 10.9% for the six months ended June 30, 2025, as compared to 13.3% for the six months ended June 30, 2024, a decrease of 240 basis points. The decrease was attributable to reduced absorption of fixed costs as a result of lower sales and the items discussed in the preceding paragraph.

Amortization of Intangibles Assets. Amortization of intangible assets were $3,466 for the six months ended June 30, 2025 and 2024.

Bonuses and Deferred Compensation Expenses. Bonuses and deferred compensation expenses were $4,850 for the six months ended June 30, 2025 as compared to $7,933 for the six months ended June 30, 2024, a decrease of $3,083, or 38.9%. The decrease was primarily driven by lower bonus accruals aligning with the Company financial performance.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $19,182 for the six months ended June 30, 2025 as compared to $16,030 for the six months ended June 30, 2024, an increase of $3,152, or 19.7%. The increase was attributable to non-recurring costs related to the Accu-Fab acquisition and CFO transition, and higher costs related to compliance requirements.

Interest Expense. Interest expense was $2,965 for the six months ended June 30, 2025 as compared to $6,324 for the six months ended June 30, 2024, a decrease of $3,359, or 53.1%. The decrease is due to lower borrowings and reduced interest rates relative to the prior year period.

Provision (Benefit) for Income Taxes. Income tax benefit was $234 for the six months ended June 30, 2025 as compared to income tax expense of $2,433 for the six months ended June 30, 2024. The decrease of $2,667 is primarily due to a pre-tax loss in the current year period compared to pre-tax income in the prior year period. Refer to Note 7 – Income Taxes of the Condensed

Consolidated Financial Statements for further details.

Due to the factors described in the preceding paragraphs, net income (loss) and comprehensive income (loss), EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin decreased during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Liquidity and Capital Resources

Cash Flows Analysis

	Six Months Ended
	June 30,		Increase (Decrease)
	2025	2024	$ Change	% Change
Net cash provided by operating activities	$23,307	$33,900	(10,593)	(31.2)%
Net cash used in investing activities	(5,402)	(6,767)	1,365	20.2%
Net cash used in financing activities	(17,905)	(27,491)	9,586	34.9%
Net change in cash	$—	$(358)	$358

Operating Activities. Cash provided by operating activities was $23,307 for the six months ended June 30, 2025, as compared to $33,900 for the six months ended June 30, 2024. The decrease of $10,593 in cash provided by operating activities was due to lower net income (loss) adjusted for reconciling items and a higher use of cash driven by a decrease in accrued liabilities and a less of a decline in inventory as a result of continued lean inventory initiatives. This was partially offset by a decrease in cash used for accounts receivable as a result of higher sales in the prior year period.

Investing Activities. Cash used in investing activities was $5,402 for the six months ended June 30, 2025, as compared to $6,767 for the six months ended June 30, 2024. The $1,365 decrease in cash used in investing activities was driven by a decrease in capital expenditures as the Company focuses on leveraging recent investments and controlling spend in 2025 while continuing to prioritize investments in high-return, capital-light growth and automation.

Financing Activities. Cash used in financing activities was $17,905 for the six months ended June 30, 2025, as compared to $27,491 for the six months ended June 30, 2024. The $9,586 decrease in cash used in financing activities was mainly due to lower debt repayments in excess of borrowings during the current year period in relation to the Company’s revolving credit facility and financing costs associated with executing the First Amendment to the Credit Agreement. Additionally, under the share repurchase plan, the Company purchased $4,607 of common stock in the first six months of 2025 as compared to $998 in the prior year period. The Company’s decision to repurchase additional shares in 2025 will depend on business conditions, free cash flow generation, other cash requirements and stock price. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information regarding share repurchases.

Amended and Restated Credit Agreement

On June 28, 2023, and as last amended on June 26, 2025, we entered into an amended and restated credit agreement (the Credit Agreement) with certain lenders and Wells Fargo Bank, National Association, as administrative agent (the Agent). The Credit Agreement provides for a $350,000 revolving credit facility, with a letter of credit sub-facility, and a swingline facility in an aggregate amount of $25,000. All amounts borrowed under the credit agreement mature on June 28, 2028.

Borrowings under the Credit Agreement bear interest at a fluctuating secured overnight financing rate (SOFR) plus an applicable margin based on the current consolidated total leverage ratio (which may be adjusted for certain reserve requirements), plus 1.25% to 2.75% depending on the current Consolidated Total Leverage Ratio (as defined in the Credit Agreement). Under certain circumstances, we may not be able to pay interest based on SOFR. If that happens, we will be required to pay interest at the Base Rate, which is the sum of the higher of (i) the Prime Rate (as publicly announced by the Agent from time to time), (ii) the Federal Funds Rate plus 0.50%, and (iii) Adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%.

At June 30, 2025, the interest rate on outstanding borrowings under the Revolving Loan was 5.66%. We had availability of $280,720 under the revolving credit facility at June 30, 2025. Based on the covenants of the Credit Agreement, this amount is reduced to $115,923 as of June 30, 2025, prior to the acquisition of Accu-Fab.

We must pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Credit Agreement. We must also pay fees as specified in the Fee Letter (as defined in the Credit Agreement) and with respect to any letters of credit issued under the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness; create, incur, assume or suffer to exist liens; make certain investments; allow our subsidiaries to merge or consolidate with another entity; make certain asset dispositions; pay certain dividends or other distributions to shareholders; enter into transactions with affiliates; enter into sale leaseback transactions; and exceed the limits on annual capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum interest coverage ratio of 3.00 to 1.00. At June 30, 2025, our interest coverage ratio was 5.59 to 1.00. The Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 3.50 to 1.00. As of June 30, 2025, our consolidated total leverage ratio was 1.36 to 1.00.

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

Other Debt

Additionally, the Company has a Fond du Lac County and Fond du Lac Economic Development Corporation term note (Fond du Lac Term Note). The Fond du Lac Term Note is secured by a security agreement, payable in annual installments of $500 plus interest at 2.00% and is due in full in December 2028. The balance outstanding as of June 30, 2025 was $1,875, with the short-term and long-term balance of $500 and $1,375, respectively, recorded in other current liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets.

Capital Requirements and Sources of Liquidity

During the six months ended June 30, 2025 and 2024, our capital expenditures were $5,408 and $6,874 respectively. The decrease of $1,466 was driven by the Company’s focus on leveraging recent investments and controlling spend during 2025. Capital expenditures for the full year 2025 are expected to be between $13,000 and $17,000.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. At June 30, 2025, we had availability of $280,720 through our revolving credit facility. Based on the covenants of the Credit Agreement, this amount is reduced to $115,923 as of June 30, 2025, prior to the acquisition of Accu-Fab.

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

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at June 30, 2025:

		Payments Due by Period
	Total	2025 (Remainder)	2026 – 2027	2028 – 2029	Thereafter
Long-term debt principal payment obligations (1)	$71,155	$500	$1,000	$69,655	$—
Forecasted interest on debt payment obligations (2)	23,916	5,543	14,744	3,629	—
Finance lease obligations (3)	942	149	793	—	—
Operating lease obligations (3)	33,652	3,108	12,295	10,150	8,099
Total	$129,665	$9,300	$28,832	$83,434	$8,099
(1)	Principal payments under the Company’s Credit Agreement, which expires in 2028 and the Fond du Lac Term Note, which is due in full in December 2028.
(2)	Forecasted interest on debt obligations are based on the debt balance, interest rate, and unused fee of the Company’s revolving credit facility and debt balance and interest rate of the Company’s Fond due Lac Term Note.
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

The amount borrowed under the revolving credit facility under the Credit Agreement was $69.3 million with an interest rate of 5.66% as of June 30, 2025. Please see “Liquidity and Capital Resources – Amended and Restated Credit Agreement” in Part I, Item 2 and Note 3 in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more specifics.

A hypothetical 100-basis-point increase in interest rates would have resulted in an additional $0.4 million of interest expense based on our variable rate debt at June 30, 2025. We do not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect our cash flow.

Commodity Risk

We source a wide variety of materials and components from a network of suppliers. Commodity raw materials, such as steel, aluminum, copper, paint and paint chemicals, and other production costs are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and in many cases utilize contracts with those customers to mitigate the impact of commodity raw material price fluctuations. As of June 30, 2025, we did not have any commodity hedging instruments in place.

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

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the identification of the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2025. Notwithstanding the material weakness in our internal control over financial reporting, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (GAAP).

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

Subsequent to the identification of the material weakness, management under the oversight of the Audit Committee has been implementing measures and taking steps to address the underlying causes of the material weakness. Specifically, the following remediation efforts are planned or ongoing to ensure adequate review and approval of journal entries, including:

●	Enhancing the design and implementation of controls over the review and approval of journal entries to ensure that all journal entries are subject to appropriate review and approval; and
●	Providing additional training to personnel involved in the preparation and review of journal entries to ensure they understand and adhere to the revised control procedures.

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

Changes in Internal Control Over Financial Reporting

Except for the identified material weakness, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to purchases we made of shares of our common stock during the quarter ended June 30, 2025:

			Total Number	Dollar Value of
			of Shares	Shares that
	Total		Purchased as	May Yet Be
	Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs (1)
April 2025	—	$—	—	$17,356,796
May 2025	58,473	$16.00	58,473	$16,421,325
June 2025	124,864	$15.41	124,864	$14,497,519
Total	183,337		183,337
(1)	On October 26, 2023, the Board of Directors approved a new share repurchase program of up to $25 million of shares through 2026. The new share repurchase program replaced the prior program.

Item 5. Other Information

During the three months ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description

2

Purchase Agreement, dated as of May 23, 2025, among Mayville Engineering Company, Inc., Accu-Fab, LLC and Tide Rock YieldCo, LLC (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed on May 27, 2025). [The disclosure schedules and similar attachments to this agreement are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedules or attachments to the Securities and Exchange Commission upon request.]

10

First Amendment, dated as of June 26, 2025, to Amended and Restated Credit Agreement, dated as of June 28, 2023, by and among Mayville Engineering Company, Inc., certain subsidiaries of Mayville Engineering Company, as guarantors, the lenders from time-to-time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for the lenders (including a full conformed copy of the credit agreement, as amended by the first amendment) (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed on June 27, 2025).

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

MAYVILLE ENGINEERING COMPANY, INC.

Date: August 6, 2025	By:	/s/ Jagadeesh A. Reddy
Jagadeesh A. Reddy
President & Chief Executive Officer

	By:	/s/ Rachele M. Lehr
Rachele M. Lehr
Chief Financial Officer