Form 10-Q
period 2025-09-30
Mayville Engineering Company, Inc.
filed 2025-11-05
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 20,318,370 shares of common stock, no par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$1,217	$206
Receivables, net of allowances for doubtful accounts of $342 at September 30, 2025 and $248 at December 31, 2024	69,183	49,782
Inventories, net	61,219	54,756
Tooling in progress	4,646	4,761
Prepaid expenses and other current assets	6,020	3,439
Total current assets	142,285	112,944
Property, plant and equipment, net	153,286	156,528
Assets held for sale	1,402	1,402
Goodwill	140,289	92,650
Intangible assets, net	114,343	51,734
Operating lease assets	32,002	28,615
Other long-term assets	1,975	1,697
Total assets	$585,582	$445,570
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$53,069	$39,119
Current portion of operating lease obligation	6,644	4,914
Accrued liabilities:
Salaries, wages, and payroll taxes	6,196	5,094
Bonuses and deferred compensation	2,505	4,626
Other current liabilities	9,611	10,839
Total current liabilities	78,025	64,592
Bank revolving credit notes	211,858	79,725
Operating lease obligation, less current maturities	27,159	25,412
Deferred compensation, less current portion	4,672	4,719
Deferred income tax liability	15,218	16,831
Other long-term liabilities	3,880	2,538
Total liabilities	$340,812	$193,817
Commitments and contingencies (see Note 9)
Common shares, no par value, 75,000,000 authorized, 22,505,704 shares issued at September 30, 2025 and 22,300,106 at December 31, 2024	—	—
Additional paid-in-capital	208,452	207,076
Retained earnings	56,334	60,086
Treasury shares at cost, 2,187,334 shares at September 30, 2025 and 1,883,198 at December 31, 2024	(20,016)	(15,409)
Total shareholders’ equity	244,770	251,753
Total liabilities and shareholders' equity	$585,582	$445,570

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except share amounts and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$144,310	$135,392	$412,217	$460,298
Cost of sales	128,371	118,297	367,126	399,993
Amortization of intangible assets	3,125	1,733	6,591	5,200
Bonuses and deferred compensation	2,221	2,076	7,071	10,010
Other selling, general and administrative expenses	10,545	7,559	29,727	23,589
Income from operations	48	5,727	1,702	21,506
Interest expense	(3,430)	(2,653)	(6,395)	(8,977)
Income (loss) before taxes	(3,382)	3,074	(4,693)	12,529
Income tax expense (benefit)	(707)	100	(941)	2,532
Net income (loss) and comprehensive income (loss)	$(2,675)	$2,974	$(3,752)	$9,997

Earnings (loss) per share:
Basic	$(0.13)	$0.14	$(0.18)	$0.49
Diluted	$(0.13)	$0.14	$(0.18)	$0.48

Weighted average shares outstanding:
Basic	20,423,858	20,715,275	20,485,995	20,601,702
Diluted	20,683,060	21,123,494	20,735,100	20,893,316

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,752)	$9,997
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	23,630	22,927
Amortization	6,591	5,200
Allowance for doubtful accounts	71	(255)
Inventory excess and obsolescence reserve	(208)	(30)
Stock-based compensation expense	2,953	3,847
Gain on disposal of property, plant and equipment	(1)	(177)
Deferred compensation	1,100	752
Non-cash lease expense	4,334	4,034
Other non-cash adjustments	280	447
Changes in operating assets and liabilities:
Accounts receivable	(5,356)	3,355
Inventories	(1,661)	6,639
Tooling in progress	115	(169)
Prepaids and other current assets	(1,933)	(1,694)
Accounts payable	9,960	534
Deferred income taxes	(1,613)	1,454
Operating lease obligations	(4,239)	(3,792)
Accrued liabilities	(5,090)	(1,222)
Net cash provided by operating activities	25,181	51,847
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(8,430)	(9,753)
Proceeds from sale of property, plant and equipment	22	108
Payment for acquisition, net of cash acquired	(140,062)	—
Net cash used in investing activities	(148,470)	(9,645)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	1,147,941	514,466
Payments on bank revolving credit notes	(1,015,808)	(550,914)
Repayments of other long-term debt	—	(306)
Payments of financing costs	(793)	—
Shares withheld for employees' taxes	(1,577)	(3,816)
Purchase of treasury stock	(4,607)	(1,996)
Payments on finance leases	(856)	(475)
Proceeds from the exercise of stock options	—	345
Net cash provided by (used in) financing activities	124,300	(42,696)
Net increase (decrease) in cash and cash equivalents	1,011	(494)
Cash and cash equivalents at beginning of period	206	672
Cash and cash equivalents at end of period	$1,217	$178

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,953	$8,032
Cash paid for income taxes	$2,329	$1,205
Non-cash property, plant and equipment	$921	$1,376
In conjunction with the acquisition, assets acquired and liabilities assumed were as follows:
Assets acquired, net of cash acquired	$149,553	$—
Liabilities assumed	(9,491)	—
Cash paid for acquisition, net of cash acquired	$140,062	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2024	$207,076	$(15,409)	$60,086	$251,753
Net income	—	—	20	20
Purchase of treasury stock	—	(1,747)	—	(1,747)
Stock-based compensation	1,101	—	—	1,101
Restricted stock units net of employee tax withholding	(1,170)	—	—	(1,170)
Balance as of March 31, 2025	$207,007	$(17,156)	$60,106	$249,957
Net loss	—	—	(1,097)	(1,097)
Purchase of treasury stock	—	(2,860)	—	(2,860)
Stock-based compensation	1,007	—	—	1,007
Stock options exercised net of employee tax withholding	(164)	—	—	(164)
Balance as of June 30, 2025	$207,850	$(20,016)	$59,009	$246,843
Net loss	—	—	(2,675)	(2,675)
Stock-based compensation	845	—	—	845
Restricted stock units net of employee tax withholding	(243)	—	—	(243)
Balance as of September 30, 2025	$208,452	$(20,016)	$56,334	$244,770

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2023	$205,373	$(9,513)	$34,118	$229,978
Net income	—	—	3,241	3,241
Stock-based compensation	1,157	—	—	1,157
Stock options exercised net of employee tax withholding	185	—	—	185
Restricted stock units net of employee tax withholding	(524)	—	—	(524)
Balance as of March 31, 2024	$206,191	$(9,513)	$37,359	$234,037
Net income	—	—	3,782	3,782
Purchase of treasury stock	—	(998)	—	(998)
Stock-based compensation	1,338	—	—	1,338
Stock options exercised net of employee tax withholding	(75)	—	—	(75)
Balance as of June 30, 2024	$207,454	$(10,511)	$41,141	$238,084
Net income	—	—	2,974	2,974
Purchase of treasury stock	—	(998)	—	(998)
Stock-based compensation	1,352	—	—	1,352
Stock options exercised net of employee tax withholding	(2,771)	—	—	(2,771)
Restricted stock units net of employee tax withholding	(285)	—	—	(285)
Balance as of September 30, 2024	$205,750	$(11,509)	$44,115	$238,356

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

Nature of Operations

MEC is a leading U.S.-based, vertically-integrated, value-added manufacturing partner providing a full suite of manufacturing solutions from concept to production, including design, prototyping and tooling, fabrication, aluminum extrusion, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, data center & critical power, agriculture, military and other end markets. Founded in 1945 and headquartered in Milwaukee, Wisconsin, we are a leading Tier I U.S. supplier of highly engineered components to original equipment manufacturer (OEM) customers with leading positions in their respective markets. The Company maintains 27 facilities, of which 26 are in operation, located in Arkansas, Illinois, North Carolina, Michigan, Mississippi, Ohio, Pennsylvania, Virginia, and Wisconsin. Our engineering expertise and technical know-how allow us to add value through every product redevelopment cycle.

Our one operating segment focuses on producing metal components that are used in a broad range of heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, data center & critical power, agricultural, military and other products.

Recent Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-06, Intangibles – Goodwill and Other-Internal-Use Software, amending Accounting Standards Codification (ASC) 350. The amendment removes all references to prescriptive and sequential software development stages. In addition, the amendment also requires consideration whether there is significant uncertainty associated with the development activities of the software during evaluation of probable-to-complete recognition threshold. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027. Entities may adopt the guidance using either a prospective approach (including a modified transition approach) or retrospective approach. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures, amending ASC 220, Income Statement – Reporting Comprehensive Income. The amendment requires an entity to provide a disclosure within the financial statement footnotes showing the disaggregation of certain expenses included in relevant expense captions on the consolidated income statement, with a qualitative description of the amounts that are not separately disaggregated quantitatively. The guidance also requires disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. The guidance is applied on a prospective basis, with a retrospective option and allows for early adoption. The Company is evaluating the potential impact of this guidance on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, amending ASC 740, Income Taxes. The amendment is intended to enhance the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments require that on an annual basis, entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments require that entities disclose additional information about income taxes paid as well as additional disclosures of pretax income and income tax expense and remove the requirement to disclose certain items that are no longer considered cost beneficial or relevant. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt this standard in the fourth quarter of 2025 and we believe this standard will not have a material impact on our consolidated financial statements.

Note 2. Acquisition

On July 1, 2025, the Company acquired 100% of the membership interests of Accu-Fab, LLC (Accu-Fab). The acquisition was consummated in accordance with the terms of the Purchase Agreement dated May 23, 2025, among the Company, Accu-Fab, and Tide Rock YieldCo, LLC (the Seller). The purchase price of the acquisition was $140,500, subject to customary adjustments for the amount of cash, indebtedness, net working capital, and certain expenses of Accu-Fab as of the closing. The acquisition of Accu-Fab was structured as a stock purchase for accounting purposes. As of the closing of the acquisition, after taking into account the estimated adjustments, the Company paid the Seller a total net consideration of $141,185. The Company financed the acquisition by borrowing under its amended and restated credit agreement as described in Note 4 - Debt in the Notes to the Condensed Consolidated Financial Statements.

With locations in Wheeling, Illinois and Raleigh, North Carolina, Accu-Fab is a vertically integrated manufacturing partner providing technology driven, cutting edge metal fabrication solutions to large OEMs. Accu-Fab offers value-added services including design, engineering, sheet metal fabrication and integration, and specialized finishing. The acquisition enhances MEC’s strategic position by broadening its customer base and accelerating its entry into the rapidly growing data center & critical power infrastructure end markets.

The Company accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805 - Business Combinations, with MEC being the acquiring entity. Transaction costs related to the acquisition were expensed as incurred within other selling, general, and administrative expenses and totaled $887 and $3,265 for the three and nine months ended September 30, 2025, respectively. The net sales and operating income of Accu-Fab, which is consolidated in MEC’s financial statements presented herein, since July 1, 2025 were $21,246 and $4,225, respectively, for the three months and nine months ended September 30, 2025.

The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition date. The estimate of the excess purchase price over the preliminary estimated fair value of net tangible assets acquired was allocated to identifiable intangible assets and goodwill. The Company engaged an independent third party to assist with the identification and valuation of the acquired assets, including intangible assets. Management makes significant estimates and assumptions when determining the fair value of assets acquired and liabilities assumed. These estimates include, but are not limited to, discount rates, projected future net sales, projected future expected cash flows, useful lives, attrition rates, and growth rates. These measures are based on significant Level 3 inputs not observable in the market.

The following table is a summary of the assets acquired, liabilities assumed, and net cash consideration paid for the acquisition of Accu-Fab. The allocation is considered preliminary and subject to finalization within one year from the acquisition date:

Balance Sheet
Allocation
As of July 1,
2025
Cash and cash equivalents	$1,123
Accounts receivable, net	14,118
Inventory	4,594
Prepaid expenses and other current assets	256
Property, plant and equipment	9,811
Operating lease assets	3,928
Intangible assets
Customer relationships	67,000
Non-compete agreements	2,200
Other long-term assets	7
Goodwill	47,639
Total assets acquired	150,676
Accounts payable	(4,101)
Lease liabilities, current	(1,231)
Accrued liabilities:
Salaries, wages, and payroll taxes	(661)
Bonuses and deferred compensation	(305)
Other current liabilities	(275)
Lease liabilities, non-current	(2,698)
Other long-term liabilities	(220)
Total liabilities assumed	(9,491)
Total consideration	$141,185

Inventory was valued at its estimated fair value, which is defined as expected sales price, less costs to sell, plus a reasonable margin for selling effort. The valuation resulted in an inventory fair value step-up of $591 and was fully expensed and reflected in cost of sales on the Condensed Consolidated Statement of Comprehensive Income (Loss) during the three and nine months ended September 30, 2025.

Property, plant and equipment was valued at its estimated fair value using the cost, market and sales comparison approaches. The valuation resulted in a property, plant and equipment fair value step-up of $5,326. Depreciation on property, plant and equipment is computed on a straight-line basis over the estimated useful life of the respective assets.

The Company also recorded $67,000 of customer relationships intangible assets and $2,200 of non-compete agreement intangible assets. The purchase price allocated to these assets was based on management’s forecasted cash inflows and outflows and the multi-period excess earnings method for customer relationships and the with and without method for the non-compete agreements. Amortization expense related to these intangible assets is recorded on a straight-line basis and reflected in amortization of intangible assets on the Condensed Consolidated Statements of Comprehensive Income (Loss).

The purchase price of Accu-Fab exceeded the preliminary estimated fair value of identifiable net assets and accordingly, the difference was allocated to goodwill, all of which is tax deductible. Goodwill will be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired, in accordance with ASC 350 – Intangibles. The goodwill recognized primarily reflects expected synergies from integrating Accu-Fab’s operations into the Company’s existing manufacturing platform, the assembled workforce, and other intangible assets that do not meet the criteria for separate recognition under ASC 805.

The Company believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the purchase price allocations are preliminary as we continue to gather the necessary information to finalize our fair value estimates and provisional amounts. Provisional amounts include items related to working capital adjustments, intangible assets, indemnification of assets and liabilities and deferred taxes. The net working capital true-up remains subject to final agreement with the Seller and may result in future adjustments to the purchase price. During the three months ended September 30, 2025, the Company did not adjust the purchase price related to working capital adjustments.

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

Pro Forma Financial Information (Unaudited)

In accordance with ASC 805, the following unaudited pro forma combined results of operations have been prepared and presented to give effect to the Accu-Fab acquisition as if it had occurred on January 1, 2024, the beginning of the comparable period, applying certain assumptions and pro forma adjustments. These pro forma adjustments primarily relate to the estimated depreciation expense associated with the fair value of the acquired property, plant, and equipment, amortization of identifiable intangible assets, interest expense related to additional debt needed to fund the acquisition, and the tax impact of these adjustments. Additionally, the pro forma adjustments exclude non-recurring expenses related to transaction costs, which were expensed as incurred, and include the sale of stepped-up inventory. The unaudited pro forma consolidated results are provided for illustrative purposes only, are not indicative of the Company’s actual consolidated results of operations or consolidated financial position and do not reflect any revenue and operating synergies or cost savings that may result from the acquisition.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$144,310	$150,478	$446,191	$506,371
Net income (loss)	$(2,084)	$2,110	$1,723	$8,848

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

Inventories as of September 30, 2025 and December 31, 2024 consist of:

	September 30,	December 31,
	2025	2024
Finished goods and purchased parts	$29,839	$25,952
Raw materials	21,842	19,386
Work-in-process	9,538	9,418
Total	$61,219	$54,756

Property, plant and equipment

Property, plant and equipment as of September 30, 2025 and December 31, 2024 consist of:

	Useful Lives	September 30,	December 31,
	Years	2025	2024
Land	Indefinite	$2,564	$2,564
Land improvements	15-39	4,740	4,261
Building and building improvements	15-39	80,286	79,553
Machinery, equipment and tooling	3-10	325,387	310,300
Vehicles	5	4,978	4,377
Office furniture and fixtures	3-7	25,420	23,034
Construction in progress	N/A	2,861	3,263
Total property, plant and equipment, gross		446,236	427,352
Less accumulated depreciation		292,950	270,824
Total property, plant and equipment, net		$153,286	$156,528

Depreciation expense was $8,012 and $7,748 for the three months ended September 30, 2025 and 2024, respectively, and $23,630 and $22,927 for the nine months ended September 30, 2025 and 2024, respectively.

Additionally, the Company completed the closure of its Wautoma, WI manufacturing facility during the fourth quarter of the prior year period. The net amount of property, plant and equipment associated with the facility was $1,402, which is classified in assets held for sale on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.

Goodwill

The following table sets forth the changes in the carrying amount of goodwill as of September 30, 2025. The carrying value of goodwill was increased by $47,639 during the nine months ended September 30, 2025, related to the acquisition of Accu-Fab.

Balance as of December 31, 2024	$92,650
Acquisition	47,639
Balance as of September 30, 2025	$140,289

Intangible Assets

The following is a listing of definite-lived intangible assets, the useful lives in years (amortization period) and accumulated amortization as of September 30, 2025 and December 31, 2024:

		September 30, 2025
	Useful Lives	Gross Carrying	Accumulated
	Years	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships and contracts	9-17	$163,040	$62,513	$100,527
Trade name	10	14,780	10,033	4,747
Developed technology	7	4,900	1,575	3,325
Patents	19	24	16	8
Non-compete agreements	2	2,200	275	1,925
Total definite-lived assets		$184,944	$74,412	$110,532

		December 31, 2024
	Useful Lives	Gross Carrying	Accumulated
	Years	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships and contracts	9-17	$96,040	$57,832	$38,208
Trade name	10	14,780	8,924	5,856
Non-compete agreements	5	8,800	8,800	—
Developed technology	7	4,900	1,050	3,850
Patents	19	24	15	9
Total definite-lived assets		$124,544	$76,621	$47,923

Additionally, the Company reported an indefinite lived non-amortizable brand name asset with a balance of $3,811 as of September 30, 2025 and December 31, 2024.

Changes in definite-lived intangible assets between December 31, 2024 and September 30, 2025 consist of:

Balance as of December 31, 2024	$47,923
Amortization expense	(6,591)
Acquisition (see Note 2)	69,200
Balance as of September 30, 2025	$110,532

Amortization expense was $3,125 and $1,733 for the three months ended September 30, 2025 and 2024, respectively, and $6,591 and $5,200 for the nine months ended September 30, 2025 and 2024.

Future amortization expense is expected to be as followed:

Year ending December 31,
2025 (remainder)	$3,125
2026	$12,500
2027	$11,950
2028	$11,343
2029	$9,922
Thereafter	$61,692

Note 4. Debt

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

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness; create, incur, assume or suffer to exist liens; make certain investments; allow our subsidiaries to merge or consolidate with another entity; make certain asset dispositions; pay certain dividends or other distributions to shareholders; enter into transactions with affiliates; enter into sale leaseback transactions; and exceed the limits on annual capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum consolidated interest coverage ratio of 3.00 to 1.00 as well as a consolidated total leverage ratio not to exceed 4.00 to 1.00 (which was modified as of July 1, 2025, from 3.50 to 1.00 in connection with the acquisition of Accu-Fab).

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

The Company incurred financing costs of $793 associated with executing the First Amendment, with the short-term and long-term balance of $264 and $462, respectively, recorded in prepaid expenses and other current assets and other long-term assets in the Condensed Consolidated Balance Sheets. These deferred financing costs will be amortized over the remaining duration of the agreement.

At September 30, 2025, our consolidated total leverage ratio was 3.47 to 1.00 as compared to a covenant maximum of 4.00 to 1.00 under the Credit Agreement.

At September 30, 2025, our consolidated interest coverage ratio was 6.23 to 1.00 as compared to a covenant minimum of 3.00 to 1.00 under the Credit Agreement.

Under the Credit Agreement, interest is payable quarterly at the adjusted secured overnight financing rate (SOFR) plus an applicable margin based on the current consolidated total leverage ratio (which may be adjusted for certain reserve requirements), plus 1.25% to 2.75% depending on the current consolidated total leverage ratio. Under certain circumstances, we may not be able to pay interest based on SOFR. If that happens, we will be required to pay interest at the Base Rate, which is the sum of the higher of (i) the Prime Rate (as publicly announced by the Agent from time to time), (ii) the Federal Funds Rate plus 0.50%, and (iii) Adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%. The interest rate was 5.39% and 6.55% as of September 30, 2025 and December 31, 2024, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.30% and 0.25% as of September 30, 2025 and December 31, 2024, respectively.

The Company was in compliance with all financial covenants of its credit agreements as of September 30, 2025 and December 31, 2024. The amount borrowed on the revolving credit notes was $211,858 and $79,725 as of September 30, 2025 and December 31, 2024, respectively.

Other Debt

Additionally, the Company has a Fond du Lac County and Fond du Lac Economic Development Corporation term note (Fond du Lac Term Note). The Fond du Lac Term Note is secured by a security agreement, payable in annual installments of $500 plus interest at 2.00% and is due in full in December 2028. The balance outstanding as of September 30, 2025 and December 31, 2024 was $1,875. The short-term and long-term balance of $500 and $1,375, respectively, are recorded in other current liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets, respectively.

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

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Finance lease cost:
Amortization of finance lease assets	$181	$130	$495	$353
Interest on finance lease liabilities	32	12	59	32
Total finance lease expense	213	142	554	385
Operating lease expense	1,672	1,332	4,319	4,025
Short-term lease expense	368	200	845	511
Variable lease expense	43	66	207	178
Lease income (1)	(545)	(547)	(1,639)	(1,616)
Total lease expense	$1,751	$1,193	$4,286	$3,483
(1)	The Company subleased a portion of its Hazel Park, MI facility starting in June 2022.

The lease related supplemental cash flow information is as follows:

	Nine Months Ended
	September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities for finance leases:
Operating cash flows	$46	$32
Financing cash flows	$856	$475

Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$5,027	$4,459

Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	$3,787	$337
Finance leases	$2,322	$377

Note 6. Employee stock ownership plan

Under the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (ESOP), the Company can make annual discretionary contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company subject to the Board of Directors’ approval. The Company recorded no ESOP expense for the three and nine months ended September 30, 2025 and 2024.

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

As of September 30, 2025 and December 31, 2024, the ESOP shares consisted of 1,903,861 and 3,474,467 in allocated shares, respectively.

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

The Company provides a 50% match for employee contributions, up to 6%. For the three months ended September 30, 2025 and 2024, the Company’s employer match expense was $884 and $609, respectively. Total employer match expense for the nine months ended September 30, 2025 and 2024 was $2,631 and $2,585, respectively.

Note 8. Income taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate and adjusted for discrete taxable events that may occur in the quarter. As the year progresses, the Company will refine its estimate based on facts and circumstances by each tax jurisdiction.

Income tax benefit was $707 and $941, and the effective tax rate (ETR) was 20.90% and 20.05% for the three and nine months ended September 30, 2025, respectively. Our ETR is different from the expected tax rate due to state taxes, non-deductible items, research and development credits and excess tax expense associated with stock-based compensation items. The year-to-date rate includes the recognition of unfavorable discrete items.

For the three and nine months ended September 30, 2024, income tax expense was estimated at $100 and $2,532 and the ETR was 3.24% and 20.21%, respectively.

On July 4, 2025, U.S. enacted H.R. 1 “A bill to provide for reconciliation pursuant to Title II of H. Con. Res 14,” commonly referred to as the One Big Beautiful Bill Act. We have evaluated the provisions of H.R. 1 and concluded that they do not have a material impact on the Condensed Consolidated Financial Statements.

Uncertain Tax Positions

Based on the Company’s evaluation, there is one unrecognized tax benefit requiring recognition in its financial statements as of September 30, 2025. Any interest and penalties related to uncertain tax positions are recorded in income tax expense (benefit) on the Condensed Consolidated Statements of Comprehensive Income (Loss). The entire balance of unrecognized tax benefits as of September 30, 2025, if recognized, would affect the Company’s effective tax rate.

The Company files income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. Federal tax returns for tax years beginning January 1, 2021, and state tax returns for the years beginning January 1, 2020, are open for examination.

Note 9. Commitments and contingencies

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

Note 10. Deferred compensation

The Mayville Engineering Company Deferred Compensation Plan is available for certain employees designated to be eligible to participate by the Company and approved by the Board of Directors. Eligible employees may elect to defer a portion of their compensation for any plan year and the deferral cannot exceed 50% of the participant’s base salary and may include the participant’s annual short-term cash incentive up to 100%. The participants’ election must be made prior to the first day of the plan year.

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

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the three and nine months ended September 30, 2025, eligible employees elected to defer compensation of $87 and $762, respectively. Eligible employees elected to defer compensation of $96 and $544 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025 and December 31, 2024, the short-term portion accrued for all benefit years less than twelve months under this plan was $1,397 and $251, respectively, which is included within bonuses and deferred compensation on the Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, the long-term portion accrued for all benefit years greater than twelve months under this plan was $4,672 and $4,719. These amounts include the initial deferral of compensation and were adjusted for changes in the value of investment options chosen by the participants. Total expense for the deferred compensation plan for the three months ended September 30, 2025 and 2024 was $281 and $204, respectively. Total expense for the deferred compensation plan for the nine months ended September 30, 2025 and 2024 was $591 and $489, respectively. These expenses are included in bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income (Loss). Additionally, the Company made cash distributions of $253 and $286 for the nine months ended September 30, 2025 and 2024, respectively.

Note 11. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees, and estimated unpaid claims. The Company has an aggregate stop loss limit to mitigate risk. Expenses related to this contract were $5,314 and $6,104 for the three months ended September 30, 2025 and 2024, respectively and $13,086 and $18,655 for the nine months ended September 30, 2025 and 2024. An estimated accrued liability of $836 and $1,184 was recorded as of September 30, 2025 and December 31, 2024, respectively, for estimated unpaid claims and is included within other current liabilities on the Condensed Consolidated Balance Sheets.

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

The Company’s President and Chief Executive Officer is the CODM.

Note 13. Fair value of financial instruments

Fair value provides information on what the Company may realize if certain assets were sold or might pay to transfer certain liabilities based upon an exit price. Financial assets and liabilities that are measured and reported at fair value are classified into a three-level hierarchy that prioritizes the inputs used in the valuation process. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The hierarchy is based on the observability and objectivity of the pricing inputs as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data. Long-term debt is classified as a Level 2 fair value input.
●	Level 3 – Prices or valuation techniques that require significant unobservable data inputs. These inputs would normally be the Company’s own data and judgements about assumptions that market participants would use in pricing the asset or liability.

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

	Balance at	Fair Value Measurements at
	September 30,	Report Date Using
	2025	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$6,069	$6,069	$—	$—
Total	$6,069	$6,069	$—	$—

	Balance at	Fair Value Measurements at
	December 31,	Report Date Using
	2024	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$4,969	$4,969	$—	$—
Total	$4,969	$4,969	$—	$—

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

The Company’s non-financial assets such as goodwill, intangible assets and property, plant, and equipment are re-measured at fair value when there is an indication of impairment and adjusted only when an impairment charge is recognized. As of September 30, 2025, there was no impairment recognized for the year.

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

A reconciliation of basic and diluted net income (loss) per share attributable to the Company were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss) attributable to MEC	$(2,675)	$2,974	$(3,752)	$9,997
Weighted average shares outstanding	20,423,858	20,715,275	20,485,995	20,601,702
Basic income (loss) per share	$(0.13)	$0.14	$(0.18)	$0.49

Weighted average shares outstanding	20,423,858	20,715,275	20,485,995	20,601,702
Effect of dilutive stock-based compensation	259,202	408,219	249,105	291,614
Total potential shares outstanding	20,683,060	21,123,494	20,735,100	20,893,316
Diluted income (loss) per share	$(0.13)	$0.14	$(0.18)	$0.48

There were no options in the money that were excluded in the computation of diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 that had an anti-dilutive impact on earnings per share.

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

The Company’s contracts with customers are short-term in nature; therefore, revenue is typically recognized, billed and collected within a 12-month period. The following table reflects the changes in our contract assets and liabilities during the nine months ended September 30, 2025:

	Contract	Contract
	Assets	Liabilities
As of December 31, 2024	$4,761	$3,462
Net activity	(115)	(535)
As of September 30, 2025	$4,646	$2,927

During the nine months ended September 30, 2025, revenue recognized from deferred revenue that was recorded as a contract liability at the beginning of 2025 was $2,755. During the nine months ended September 30, 2024, revenue recognized from deferred revenue that was recorded as a contract liability at the beginning of 2024 was $2,620.

Disaggregated Revenue

The following tables represent a disaggregation of revenue by product category and end market:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Product Category	2025	2024	2025	2024
Outdoor sports	$1,808	$1,824	$5,700	$6,188
Fabrication	77,875	67,284	209,689	245,400
Performance structures	44,213	42,645	127,408	136,209
Tube	17,930	16,140	55,000	55,061
Tank	6,817	10,684	26,002	34,385
Total	148,643	138,577	423,799	477,243
Intercompany sales elimination	(4,333)	(3,185)	(11,582)	(16,945)
Total, net sales	$144,310	$135,392	$412,217	$460,298

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
End Market	2025	2024	2025	2024
Commercial vehicle	$39,211	$51,612	$139,221	$172,696
Construction & access	22,145	20,110	61,843	75,786
Powersports	22,980	21,605	64,855	82,202
Data center & critical power	22,566	4,658	31,748	13,139
Agriculture	8,098	10,358	28,266	39,955
Military	7,433	6,968	24,262	21,499
Other	21,877	20,081	62,022	55,021
Total, net sales	$144,310	$135,392	$412,217	$460,298

In connection with the acquisition of Accu-Fab, the Company added a new end market category, data center & critical power to its revenue disaggregation. As a result, revenue previously reported within other has been reclassified to data center & critical power for all periods presented. Specifically, $4,658 and $13,139 of revenue for the three and nine months ended September 30, 2024, respectively, were reclassified from other to data center & critical power to conform to the current period presentation.

Note 16. Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales or net trade receivables:

	Net Sales		Net Sales		Accounts Receivable
	Three Months Ended		Nine Months Ended		As of	As of
	September 30,		September 30,		September 30,	December 31,
	2025	2024	2025	2024	2025	2024
Customer
A	10.7%	16.8%	14.2%	16.5%	<10%	11.1%
B	<10%	<10%	10.2%	12.2%	<10%	<10%
C	<10%	<10%	<10%	10.2%	<10%	<10%
D	<10%	<10%	<10%	<10%	<10%	15.2%

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

The total number of shares of the Company’s common stock still available for issuance under the 2019 Omnibus Incentive Plan as of September 30, 2025 is 1,684,137.

The Company recognizes stock-based compensation using the fair value provisions prescribed by ASC 718, Compensation – Stock Compensation. Accordingly, compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of the stock-based instrument at the time of grant and are recognized as expense over the vesting period of the stock-based instrument. Our stock-based compensation consists of stock options, restricted stock units (RSUs) and performance stock units (PSUs). For all types of units, fair value is equivalent to the adjusted closing stock price at the date of the grant. The Black-Scholes option pricing model is utilized to determine fair value for stock options.

Cancellations and forfeitures are accounted for as incurred.

Stock-based compensation expense was $845 and $1,352 for the three months ended September 30, 2025 and 2024, respectively, and $2,953 and $3,847 for the nine months ended September 30, 2025 and 2024, respectively. The Company reports stock-based compensation within bonuses and deferred compensation in the Condensed Consolidated Statements of Comprehensive Income (Loss).

There were no stock options granted by the Company to employees during the three and nine months ended September 30, 2025 and 2024. Stock option grants expire 10 years subsequent to the grant date. Stock-based compensation expense related to stock options is calculated by estimating the fair value of non-qualified stock options at the time of grant and is amortized over the stock options’ vesting period. During the nine months ended September 30, 2025, 113,700 options vested with a weighted average strike price of $15.99. There were no stock options exercised during the three months ended September 30, 2025. For the nine months ended September 30, 2025, 125,363 options were exercised with a weighted average strike price of $11.69. As of September 30, 2025, 335,713 options remained outstanding with a weighted average strike price of $14.50 and a weighted average contractual life of 9.95 years. During the three and nine months ended September 30, 2025, 86,542 options were forfeited with a weighted average strike price of $16.57.

The Company granted 12,404 and 4,611 RSUs, during the three months ended September 30, 2025 and 2024, respectively. The Company granted 335,541 and 427,171 RSUs, inclusive of 53,721 and 55,962 director awards during the nine months ended September 30, 2025 and 2024, respectively. The RSUs granted to employees vest ratably over a three-year period beginning the subsequent year to the anniversary of the grant date and director awards vest the subsequent year to the grant date.

No PSUs were granted by the Company to employees during the three months ended September 30, 2025 and 2024. The Company granted 169,062 and 110,710 PSUs during the nine months ended September 30, 2025 and 2024, respectively. PSUs are earned based on the achievement of pre-determined financial performance goals at the end of a three-year performance measurement period. The applicable performance period varies for each grant year.

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

Note 18. Common Equity

At September 30, 2025 the authorized stock of the Company consisted of 75,000,000 shares of common stock without par value.

Changes in outstanding common shares are summarized as follows:

Shares
Outstanding
Shares as of December 31, 2023	20,310,584
Treasury stock purchases	(114,925)
Common stock issued (including stock-based compensation impact)	448,674
Balance as of September 30, 2024	20,644,333

Shares
Outstanding
Balance as of December 31, 2024	20,416,908
Treasury stock purchases	(304,136)
Common stock issued (including stock-based compensation impact)	205,598
Balance as of September 30, 2025	20,318,370

Note 19. Restructuring

On August 5, 2025, the Company initiated a restructuring plan (the Plan) designed to reduce fixed costs and optimize its operational footprint. The Plan provides for the consolidation of three warehouses and one manufacturing facility into the Company’s other facilities and is expected to be completed by December 31, 2026.

The Company expects to incur aggregate charges of between $5,000 and $7,000 in total restructuring costs, which includes approximately $5,000 for equipment relocation and footprint optimization and approximately $1,000 in asset write-downs and related charges. Total restructuring charges incurred during the three months ended September 30, 2025 were $559, recorded in cost of sales in the Condensed Consolidated Statements of Comprehensive Income (Loss). The Company expects to incur additional charges under the Plan in future periods as implementation progresses. Restructuring charges during the three and nine months ended September 30, 2025, were as follows:

	Equipment Relocation
	and Footprint	Asset
	Optimization	Write-downs	Total
Amount recognized in cost of sales	$443	$116	$559
Cash expenses	$411	$—	$411

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

Overview

MEC is a leading U.S.-based vertically-integrated, value-added manufacturing partner providing a full suite of manufacturing solutions from concept to production, including design, prototyping and tooling, fabrication, aluminum extrusion, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, data center & critical power, agriculture, military and other end markets. We have developed long-standing relationships with our blue-chip customers based upon our commitment to “Unmatched Excellence”.

Our one operating segment focuses on producing metal components that are used in a broad range of heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, data center & critical power, agricultural, military and other products.

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

Other Selling, General, and Administrative Expenses (SG&A). Other selling, general and administrative expenses consist primarily of salaries and personnel costs for our sales and marketing, finance, human resources, information systems, administration and certain other managerial employees and certain corporate level administrative expenses such as audit, accounting, legal and other consulting and professional services, travel, and insurance.

Other Key Performance Indicators

EBITDA, EBITDA Margin, Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow

EBITDA represents net income (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization. EBITDA Margin represents EBITDA as a percentage of net sales for each period.

Adjusted EBITDA represents EBITDA before stock-based compensation expense, legal costs due to former fitness customer, Chief Financial Officer (CFO) transition costs, natural disaster costs, acquisition related costs, restructuring and costs recognized on step-up of Accu-Fab acquired inventory. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss) and comprehensive income (loss)	$(2,675)	$2,974	$(3,752)	$9,997
Interest expense	3,430	2,653	6,395	8,977
Provision (benefit) for income taxes	(707)	100	(941)	2,532
Depreciation and amortization	11,136	9,482	30,222	28,127
EBITDA	11,184	15,209	31,924	49,633
Stock-based compensation expense (1)	845	1,352	2,953	3,847
Legal costs due to former fitness customer (2)	—	501	—	1,740
CFO transition costs (3)	—	—	1,148	—
Natural disaster costs (4)	15	—	307	—
Acquisition related costs (5)	887	—	3,265	—
Restructuring (6)	559	—	559	—
Costs recognized on step-up of Accu-Fab acquired inventory (7)	591	—	591	—
Adjusted EBITDA	$14,081	$17,062	$40,747	$55,220
Net sales	$144,310	$135,392	$412,217	$460,298
EBITDA Margin	7.7%	11.2%	7.7%	10.8%
Adjusted EBITDA Margin	9.8%	12.6%	9.9%	12.0%
(1)	Non-cash employee compensation based on the value of common stock issued pursuant to the 2019 Omnibus Incentive Plan.
(2)	Legal costs associated with the enforcement of the Company’s supply contract with the former fitness customer.
(3)	Costs associated with the separation of the former CFO.
(4)	Costs incurred for facility clean-up following tornado damage at one of the Company’s locations.
(5)	Transaction costs, primarily legal and professional services, related to the acquisition of Accu-Fab.
(6)	Restructuring costs related to the consolidation of three warehouses and one manufacturing facility into the Company’s existing facilities.
(7)	Expense associated with the recognized fair value step-up of inventory in correlation with the Accu-Fab acquisition. See Note 2 – Acquisition for additional detail.

The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable measure calculated in accordance with GAAP, to free cash flow for each of the periods presented.

	Nine Months Ended
	September 30,
	2025	2024
Net cash provided by operating activities	$25,181	$51,847
Less: Capital expenditures	8,430	9,753
Free cash flow	$16,751	$42,094

Free Cash Flow Analysis Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Free cash flow for the nine months ended September 30, 2025 was $16,751 as compared to $42,094 for the nine months ended September 30, 2024, a decrease of $25,343 or 60.2%. The decrease in free cash flow was due to a decrease in cash provided by operating activities, offset by lower capital expenditures. Please see the “Liquidity and Capital Resources” section below for further information.

Consolidated Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	Three Months Ended September 30,
	2025		2024		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$144,310	100.0%	$135,392	100.0%	$8,918	6.6%
Cost of sales	128,371	89.0%	118,297	87.4%	10,074	8.5%
Manufacturing margins	15,939	11.0%	17,095	12.6%	(1,156)	(6.8)%
Amortization of intangible assets	3,125	2.2%	1,733	1.3%	1,392	80.3%
Bonuses and deferred compensation	2,221	1.5%	2,076	1.5%	145	7.0%
Other selling, general and administrative expenses	10,545	7.3%	7,559	5.6%	2,986	39.5%
Income from operations	48	0.0%	5,727	4.2%	(5,679)	(99.2)%
Interest expense	(3,430)	2.4%	(2,653)	2.0%	777	29.3%
Provision (benefit) for income taxes	(707)	(0.5)%	100	0.1%	(807)	(807.0)%
Net income (loss) and comprehensive income (loss)	$(2,675)	(1.9)%	$2,974	2.2%	$(5,649)	(189.9)%
EBITDA	$11,184	7.7%	$15,209	11.2%	$(4,025)	(26.5)%
Adjusted EBITDA	$14,081	9.8%	$17,062	12.6%	$(2,981)	(17.5)%

Net Sales. Net sales were $144,310 for the three months ended September 30, 2025 as compared to $135,392 for the three months ended September 30, 2024, an increase of $8,918, or 6.6%. This increase was driven by the recent acquisition of Accu-Fab, which more than offset lower customer demand within the Commercial Vehicle, Agriculture and Other end markets.

Manufacturing Margins. Manufacturing margins were $15,939 for the three months ended September 30, 2025 as compared to $17,095 for the three months ended September 30, 2024, a decrease of $1,156, or 6.8%. The decrease was primarily driven by non-recurring restructuring costs, inventory step-up expense associated with the Accu-Fab acquisition and lower legacy customer sales, partially offset by higher-margin net sales contribution from the Accu-Fab acquisition.

Manufacturing margin percentages were 11.0% for the three months ended September 30, 2025, as compared to 12.6% for the three months ended September 30, 2024, a decrease of 160 basis points. The decrease was attributable to the items discussed in the preceding paragraph.

Amortization of Intangibles Assets. Amortization of intangible assets were $3,125 for the three months ended September 30, 2025, as compared to $1,733 for the three months ended September 30, 2024, an increase of $1,392 or 80.3%. The increase was due to amortization expense associated with identifiable intangible assets from the Accu-Fab acquisition. Refer to Note 2 – Acquisition for additional information related to these identifiable intangible assets.

Bonuses and Deferred Compensation Expenses. Bonuses and deferred compensation expenses were $2,221 for the three months ended September 30, 2025, as compared to $2,076 for the three months ended September 30, 2024, an increase of $145, or 7.0%. The increase was primarily driven by higher 401(k) match expense and the addition of plan participants as a result of the Accu-Fab acquisition, partially offset by lower stock-based compensation expense.

Other Selling, General and Administrative Expenses. Other SG&A expenses were $10,545 for the three months ended September 30, 2025 as compared to $7,559 for the three months ended September 30, 2024, an increase of $2,986, or 39.5%. The increase was primarily attributable to non-recurring costs and incremental SG&A expense, each associated with the Accu-Fab acquisition.

Interest Expense. Interest expense was $3,430 for the three months ended September 30, 2025 as compared to $2,653 for the three months ended September 30, 2024, an increase of $777, or 29.3%. The increase was due to an increase in borrowings associated with the Accu-Fab acquisition, partially offset by lower interest rates relative to the prior year period.

Provision (Benefit) for Income Taxes. Income tax benefit was $707 for the three months ended September 30, 2025 as compared to income tax expense of $100 for the three months ended September 30, 2024. The decrease of $807 is primarily due to a pre-tax loss in the current year period compared to pre-tax income in the prior year period. The effective tax rate for the current period also reflects discrete tax benefits recognized during the three months ended September 30, 2025. Refer to Note 8 – Income Taxes of the Condensed Consolidated Financial Statements for further details.

Due to the factors described in the preceding paragraphs, net income (loss) and comprehensive income (loss), EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin decreased during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
	2025		2024		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$412,217	100.0%	$460,298	100.0%	$(48,081)	(10.4)%
Cost of sales	367,126	89.1%	399,993	86.9%	(32,867)	(8.2)%
Manufacturing margins	45,091	10.9%	60,305	13.1%	(15,214)	(25.2)%
Amortization of intangible assets	6,591	1.6%	5,200	1.1%	1,391	26.8%
Bonuses and deferred compensation	7,071	1.7%	10,010	2.2%	(2,939)	(29.4)%
Other selling, general and administrative expenses	29,727	7.2%	23,589	5.1%	6,138	26.0%
Income from operations	1,702	0.4%	21,506	4.7%	(19,804)	(92.1)%
Interest expense	(6,395)	1.6%	(8,977)	2.0%	(2,582)	(28.8)%
Provision (benefit) for income taxes	(941)	(0.2)%	2,532	0.6%	(3,473)	(137.2)%
Net income (loss) and comprehensive income (loss)	$(3,752)	(0.9)%	$9,997	2.2%	$(13,749)	(137.5)%
EBITDA	$31,924	7.7%	$49,633	10.8%	$(17,709)	(35.7)%
Adjusted EBITDA	$40,747	9.9%	$55,220	12.0%	$(14,473)	(26.2)%

Net Sales. Net sales were $412,217 for the nine months ended September 30, 2025 as compared to $460,298 for the nine months ended September 30, 2024, a decrease of $48,081 or 10.4%. This decrease was driven by reduced customer demand across nearly all end markets and customer de-stocking channel inventory. This decline was partially offset by increased after-market demand in our Military end market and the acquisition of Accu-Fab.

Manufacturing Margins. Manufacturing margins were $45,091 for the nine months ended September 30, 2025 as compared to $60,305 for the nine months ended September 30, 2024, a decrease of $15,214, or 25.2%. The decrease was primarily driven by the softening customer demand, non-recurring restructuring costs and inventory step-up expense associated with the Accu-Fab acquisition, partially offset by cost reduction actions and higher-margin net sales contribution from the Accu-Fab acquisition.

Manufacturing margin percentages were 10.9% for the nine months ended September 30, 2025, as compared to 13.1% for the nine months ended September 30, 2024, a decrease of 220 basis points. The decrease was attributable to reduced absorption of fixed costs as a result of lower legacy MEC sales and the items discussed in the preceding paragraph.

Amortization of Intangibles Assets. Amortization of intangible assets were $6,591 for the nine months ended September 30, 2025, as compared to $5,200 for the nine months ended September 30, 2024, an increase of $1,391 or 26.8%. The increase was due to amortization expense associated with identifiable intangible assets from the Accu-Fab acquisition. Refer to Note 2 – Acquisition for additional information related to these identifiable intangible assets.

Bonuses and Deferred Compensation Expenses. Bonuses and deferred compensation expenses were $7,071 for the nine months ended September 30, 2025 as compared to $10,010 for the nine months ended September 30, 2024, a decrease of $2,939, or 29.4%. The decrease was primarily driven by lower bonus accruals and stock-based compensation expense aligning with the Company financial performance.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $29,727 for the nine months ended September 30, 2025 as compared to $23,589 for the nine months ended September 30, 2024, an increase of $6,138, or 26.0%. The increase was attributable to non-recurring costs related to the Accu-Fab acquisition and CFO transition, incremental SG&A expenses associated with Accu-Fab and higher costs related to compliance requirements.

Interest Expense. Interest expense was $6,395 for the nine months ended September 30, 2025 as compared to $8,977 for the nine months ended September 30, 2024, a decrease of $2,582, or 28.8%. The decrease was due to reduced interest rates relative to the prior year period, partially offset by an increase in borrowings associated with the recent Accu-Fab acquisition.

Provision (Benefit) for Income Taxes. Income tax benefit was $941 for the nine months ended September 30, 2025 as compared to income tax expense of $2,532 for the nine months ended September 30, 2024. The decrease of $3,473 is primarily due to a pre-tax loss in the current year period compared to pre-tax income in the prior year period. The effective tax rate for the current period also reflects discrete tax benefits recognized during the nine months ended September 30, 2025. Refer to Note 8 – Income Taxes of the Condensed Consolidated Financial Statements for further details.

Due to the factors described in the preceding paragraphs, net income (loss) and comprehensive income (loss), EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin decreased during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Liquidity and Capital Resources

Cash Flows Analysis

	Nine Months Ended
	September 30,		Increase (Decrease)
	2025	2024	$ Change	% Change
Net cash provided by operating activities	$25,181	$51,847	(26,666)	(51.4)%
Net cash used in investing activities	(148,470)	(9,645)	(138,825)	(1,439.3)%
Net cash provided by (used in) financing activities	124,300	(42,696)	166,996	391.1%
Net change in cash	$1,011	$(494)	$1,505

Operating Activities. Cash provided by operating activities was $25,181 for the nine months ended September 30, 2025, as compared to $51,847 for the nine months ended September 30, 2024. The decrease of $26,666 in cash provided by operating activities was primarily due to lower net income (loss) adjusted for reconciling items and a higher use of cash driven by an increase in accounts receivable due to timing of collections and stabilized inventory levels in the current year as compared to inventory reductions in the prior-year period. This was partially offset by an increase in accounts payable due to the timing of supplier payments.

Investing Activities. Cash used in investing activities was $148,470 for the nine months ended September 30, 2025, as compared to $9,645 for the nine months ended September 30, 2024. The $138,825 increase in cash used in investing activities was driven by the acquisition of Accu-Fab, which was completed on July 1, 2025, slightly offset by lower capital investments in the current year period as the Company focuses on leveraging recent investments and controlling spend in 2025 while continuing to prioritize investments in high-return, capital-light growth and automation.

Financing Activities. Cash provided by financing activities was $124,300 for the nine months ended September 30, 2025, as compared to cash used of $42,696 for the nine months ended September 30, 2024. The $166,996 increase in cash provided by financing activities was mainly due to borrowings in excess of debt repayments during the current year period on the Company’s revolving credit facility. Additionally, under the share repurchase plan, the Company purchased $4,607 of common stock in the first nine months of 2025 as compared to $1,996 in the prior year period. The Company’s decision to repurchase additional shares in 2025 will depend on business conditions, free cash flow generation, other cash requirements and stock price. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information regarding share repurchases.

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

At September 30, 2025, the interest rate on outstanding borrowings under the Revolving Loan was 5.39%. We had availability of $35,658 under the revolving credit facility at September 30, 2025.

We must pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Credit Agreement. At September 30, 2025, this fee was 0.30%. We must also pay fees as specified in the Fee Letter (as defined in the Credit Agreement) and with respect to any letters of credit issued under the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness; create, incur, assume or suffer to exist liens; make certain investments; allow our subsidiaries to merge or consolidate with another entity; make certain asset dispositions; pay certain dividends or other distributions to shareholders; enter into transactions with affiliates; enter into sale leaseback transactions; and exceed the limits on annual capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum interest coverage ratio of 3.00 to 1.00. At September 30, 2025, our interest coverage ratio was 6.23 to 1.00. The Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 4.00 to 1.00. As of September 30, 2025, our consolidated total leverage ratio was 3.47 to 1.00 (which was modified as of July 1, 2025, from 3.50 to 1.00 in connection with the acquisition of Accu-Fab).

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

Other Debt

Additionally, the Company has a Fond du Lac County and Fond du Lac Economic Development Corporation term note (Fond du Lac Term Note). The Fond du Lac Term Note is secured by a security agreement, payable in annual installments of $500 plus interest at 2.00% and is due in full in December 2028. The balance outstanding as of September 30, 2025 was $1,875, with the short-term and long-term balance of $500 and $1,375, respectively, recorded in other current liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets.

Capital Requirements and Sources of Liquidity

During the nine months ended September 30, 2025 and 2024, our capital expenditures were $8,430 and $9,753 respectively. The decrease of $1,323 was driven by the Company’s focus on leveraging recent investments and controlling spend during 2025. Capital expenditures for the full year 2025 are expected to be between $13,000 and $17,000.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. At September 30, 2025, we had availability of $35,658 through our revolving credit facility. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital. We will continue to have access to the availability currently provided under the Credit Agreement as long as we remain compliant with the financial covenants. Based on our estimates at this time, we expect to be in compliance with these financial covenants through 2025 and the foreseeable future.

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

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at September 30, 2025:

		Payments Due by Period
	Total	2025 (Remainder)	2026 – 2027	2028 – 2029	Thereafter
Long-term debt principal payment obligations (1)	$213,733	$500	$1,000	$212,233	$—
Forecasted interest on debt payment obligations (2)	26,777	3,417	19,356	4,004	—
Finance lease obligations (3)	2,612	178	1,844	535	55
Operating lease obligations (3)	37,235	1,947	15,506	11,101	8,681
Total	$280,357	$6,042	$37,706	$227,873	$8,736
(1)	Principal payments under the Company’s Credit Agreement, which expires in 2028 and the Fond du Lac Term Note, which is due in December 2028.
(2)	Forecasted interest on debt obligations are based on the debt balance, interest rate, and unused fee of the Company’s revolving credit facility and debt balance and interest rate of the Company’s Fond due Lac Term Note.
(3)	See Note 5 – Leases in the Notes to Condensed Consolidated Financial Statements for additional information.

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

The amount borrowed under the revolving credit facility under the Credit Agreement was $211,858 million with an interest rate of 5.39% as of September 30, 2025. Please see “Liquidity and Capital Resources – Amended and Restated Credit Agreement” in Part I, Item 2 and Note 4 in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more specifics.

A hypothetical 100-basis-point increase in interest rates would have resulted in an additional $0.8 million of interest expense based on our variable rate debt at September 30, 2025. We do not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect our cash flow.

Commodity Risk

We source a wide variety of materials and components from a network of suppliers. Commodity raw materials, such as steel, aluminum, copper, paint and paint chemicals, and other production costs are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and in many cases utilize contracts with those customers to mitigate the impact of commodity raw material price fluctuations. As of September 30, 2025, we did not have any commodity hedging instruments in place.

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

As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the identification of the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2025. Notwithstanding the material weakness in our internal control over financial reporting, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (GAAP).

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

Changes in Internal Control Over Financial Reporting

In connection with the acquisition of Accu-Fab in July 2025, we are in the process of reviewing the internal control structure of Accu-Fab and, if necessary, will make appropriate changes as we continue to integrate Accu-Fab into our overall internal control over financial reporting process.

Except for the acquisition of Accu-Fab and the remediation efforts related to the previously identified material weakness, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to purchases we made of shares of our common stock during the quarter ended September 30, 2025:

			Total Number	Dollar Value of
			of Shares	Shares that
	Total		Purchased as	May Yet Be
	Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs (1)
July 2025	—	$—	—	$14,497,519
August 2025	—	$—	—	$14,497,519
September 2025	—	$—	—	$14,497,519
Total	—		—
(1)	On October 26, 2023, the Board of Directors approved a new share repurchase program of up to $25 million of shares through 2026. The new share repurchase program replaced the prior program.

Item 5. Other Information

During the three months ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

MAYVILLE ENGINEERING COMPANY, INC.

Date: November 5, 2025	By:	/s/ Jagadeesh A. Reddy
Jagadeesh A. Reddy
President & Chief Executive Officer

	By:	/s/ Rachele M. Lehr
Rachele M. Lehr
Chief Financial Officer