Form 10-K
period 2025-12-31
Mayville Engineering Company, Inc.
filed 2026-03-04
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on June 30, 2025, was $315,257,162.

The number of shares of the Registrant’s Common Stock outstanding as of February 20, 2026 was 20,318,370.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference to the Registrant’s proxy statement for its 2025 annual meeting of shareholders, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2025.

i

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

Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2025, and as such may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q, and the following:

●	Macroeconomic conditions, including inflation, elevated interest rates, labor availability, material cost pressures, trade policy uncertainty and inconsistent customer demand, have had, and may continue to have, a negative impact on our business, financial condition, cash flows and results of operations (including future uncertain impacts);

●	risks relating to developments in the industries in which our customers operate;
●	risks related to scheduling production accurately and maximizing efficiency;
●	our ability to realize net sales represented by our awarded business;
●	failure to compete successfully in our markets;
●	our ability to maintain our manufacturing, engineering and technological expertise;
●	the loss of any of our large customers or the loss of their respective market shares;
●	risks related to entering new markets;
●	our ability to recruit and retain our key executive officers, managers and trade-skilled personnel;
●	macroeconomic conditions impacting data center & critical power end-market demand;
●	volatility in the prices or availability of raw materials critical to our business;
●	manufacturing risks, including delays and technical problems, issues with third-party suppliers, environmental risks and applicable statutory and regulatory requirements;
●	our ability to successfully identify or integrate acquisitions;
●	geopolitical and economic developments, including foreign trade relations and associated tariffs;
●	our ability to develop new and innovative processes and gain customer acceptance of such processes;

●	risks related to our information technology systems and infrastructure;
●	results of legal disputes, including product liability, intellectual property infringement and other claims;
●	risks associated with our capital-intensive industry;
●	risks related to our employee stock ownership plan’s treatment as a tax-qualified retirement plan; and
●	our ability to satisfy our current obligations under existing indebtedness.

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

PART I

Item 1. Business.

General

Mayville Engineering Company, Inc. (MEC) is a leading U.S.-based, vertically integrated, value-added manufacturing partner providing a full suite of manufacturing solutions from concept to production, including design, prototyping and tooling, fabrication, aluminum extrusion, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, data center & critical power, agriculture, military and other end markets. We have developed long-standing relationships with our blue-chip customers based upon our commitment to “Unmatched Excellence”. We provide a diverse set of process offerings and a one-source solution with benefits throughout the entire product lifecycle, including front-end collaboration in design and prototyping, product manufacturing, aftermarket components and ancillary supply chain benefits. Founded as a corporation in 1945 and headquartered in Milwaukee, Wisconsin, we are a leading Tier I U.S. supplier of highly engineered components to original equipment manufacturer (OEM) customers with leading positions in their respective markets. We are focused on producing the highest quality components using complex processes at the lowest cost by working with customers throughout the product design and development process to establish optimal solutions. Our engineering expertise and technical know-how allow us to add value through every product redevelopment cycle (generally every three to five years for our customers). According to The Fabricator magazine, we have been ranked as the largest fabricator in the United States for the past 15 years in a row (2011 – 2025).

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

Our key customers have globally recognized brands and demand the highest product quality and expertise. Over our 80-year history, we have developed capabilities and provided solutions that result in customer loyalty and long-standing relationships, which we call “The MEC Advantage”. We have a diverse and market-leading customer base that serves broad end markets representing favorable near- and long-term growth prospects for us. We have a track record of growth and are well-positioned to increase our market share and benefit from the growth in customer demand as well as the secular trends of reshoring and outsourcing across the end markets that we serve. To help pursue our strategic mission, we have approximately 2,400 employees who are tactically aligned around our core values. We are led by an experienced management team that has contributed to our growth by establishing deep and long-standing relationships with key customers and has worked to expand the customer base both organically and through strategic acquisitions.

We maintain an established base of long-standing customers comprised of leading, blue-chip OEM manufacturers across the United States. Our broad capabilities offering and track record of producing the highest quality solutions have allowed us to establish, and subsequently deepen, relationships with additional products and platforms over time. For example, our more than 40-year relationship with Deere & Company (John Deere) began with a small order of simple stamped parts for a farm tractor in its agricultural segment that expanded over time and represented 2025 sales in excess of $54 million across five market segments, representing over 65 model platforms. We have also been successful in winning customers and rapidly expanding relationships with high-growth customers by utilizing our complete product lifecycle management offering. For instance, we began our relationship with a powersports company less than ten years ago, starting with our expertise in performance structure suspension components, and we have been able to expand our relationships into tubes, fabrications and finished goods assemblies. Through this expansion, with product shipping from multiple facilities, we have been able to deepen our relationship and expand our market position through each of their new product updates, solidifying us as a strategic partner.

We serve our customers through 27 strategically located U.S. facilities, of which 25 are in operation, across nine states, with approximately three and a half million square feet of manufacturing capacity. Our expansive footprint enables us to service and maintain strong relationships with existing key customers across the United States with a “local” presence, as well as target new customer opportunities. Coupled with our focus on market alignment and execution, we constantly strive to improve and refine capabilities, capacities and reduce our carbon footprint. In addition, the ongoing investment in flexible, re-deployable automation allows us to expand output while reducing cost and improving quality, productivity and consistency for margin enhancement and market leading competitiveness.

Our historical success is a function of our engineering expertise, extensive manufacturing capabilities, limited commodity exposure, investment in automation and relationships with the contractual ability to pass through variability in commodity prices. We believe we are poised to grow through economic cycles due to our:

●	market positioning and reputation;
●	product breadth;
●	flexible and re-deployable capital investment in automation and process capabilities; and
●	our geographic, end market and product diversification.

Our diversified profile today best positions us for stability and leading market performance through all phases of an economic cycle.

Our Industry

We compete in the highly fragmented market of contract manufacturers, the majority of which are small local players that are limited in scale, capabilities and technology. Many of these local manufacturers have single or limited production capabilities and provide niche components in specific geographic markets. Accordingly, there are a limited number of competitors in the value-added manufacturing market in which we operate with the capacity and expertise to deliver the complete product lifecycle of solutions we offer. For example, our diverse manufacturing capabilities across product lines have contributed to us being selected the Largest Fabricator by The Fabricator magazine’s “FAB 40” listing in the desirable U.S. markets for the past 15 years in a row (2011 – 2025). While we compete with certain manufacturers across selected product lines, we believe that no single manufacturer directly competes with us across our full offering and end market applications.

Our end market diversification coupled with our extensive product breadth allows us to maintain financial stability as individual end markets fluctuate. The primary end markets we serve include heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, data center & critical power, agriculture and military, among others. As markets strengthen or weaken, our output is redirected and realigned to support ongoing change.

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

Leading and Defendable Market Position in Attractive North American Market. According to the Fabricator magazine, we have been ranked as the largest fabricator in the United States for the past 15 years in a row (2011 – 2025). The market is highly fragmented and characterized by high barriers to entry given the complex nature of the work, established relationships and high customer switching costs. While there are numerous competitors in the markets in which we operate, few maintain the product breadth, manufacturing capabilities, scale or engineering expertise that we do. Our depth of capabilities allows us to offer our customers:

●	low volume production capability;
●	customized and sophisticated solutions;

●	unique engineering and manufacturing capabilities throughout the product lifecycle;
●	critical scale to service large national and regional customers as well as local customers; and
●	the ability to act as a single point of contact and offer seamless customer service.

End Market and Customer Diversification. Our value-added manufacturing focus enables us to remain diversified across a variety of customer end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, data center & critical power, agriculture, and military, among others. These end markets are representative of our globally recognized customers, which are comprised of large OEM manufacturers. In 2025, our top customer and top ten customers accounted for 13.6% and 62.3% of net sales, respectively, which collectively represents hundreds of platforms that we serve across a variety of end markets and customer operating segments. Our access to a multitude of end markets allows us to strategically shift focus to sell into current opportunities as end market demand evolves. In addition to customer and end market diversification, our customers themselves are also diversified across multiple end markets. For example, we provide John Deere, a leading customer, with 2025 net sales accounting for 10.0% of our total revenue, with over 3,000 SKUs across over 65 individual John Deere platforms including the agriculture, forestry, turf care, power systems and construction & access equipment end markets. Our increasingly stable performance is a direct result of our intentional business design of agility and adaptability to realign manufacturing capacities to serve diversified and ever-changing end markets.

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

Technology-Enabled Infrastructure. We continue to invest in a technology-enabled asset base that provides significant flexible and re-deployable capacity to support our planned growth, increases profitability, efficiency, quality and employee safety, reduces spend on energy and drives a long-term cost advantage over our competitors. We have leveraged our technical expertise within capex programs to make significant investments in operational infrastructure throughout our history via flexible and re-deployable automation, creating capacity, enhancing throughput, quality and consistency. For example, we were one of the first in our industry to adopt fiber lasers and have continued to invest in this metal cutting capability. We have replaced many of our machines with advanced versions that incorporate material handling automation from leading industry brands. These machines are multiple times faster with increased precision while consuming less power than our previous machines. Additionally, we continue to advance robotic press brakes at several locations with a continuous shift towards precision and automation. By reducing setup times coupled with faster speeds, accuracy, better ergonomics and employee interactions, all such investments have resulted in very attractive returns on our investment. We implemented Collaborative Robots (Cobots) for welding and material handling applications at several facilities with the view towards improving labor utilization and, given our success, we expect to continue with further improvements in the coming years. Additionally, we systematically invested in fully automatic and mechanized welding equipment to support our core competency and maintain attractive and safe working environments. We also invested in automated precision tube forming and joining capabilities to increase the diverse range of offerings from our facilities. To support Data Center-specific manufacturing, we purchased best-in-class punching machines to provide the fastest industry cycle times and automatic operations. These machines have been distributed strategically to our major facility locations. We invested in other infrastructure and equipment towards strategic restructuring of capabilities following the mid-year Accu-Fab acquisition. Our internal teams are actively creating and deploying software-driven automation solutions to support office business operations. These investments in technology-enabled infrastructure allow us to reallocate our workforce, as employees can be retrained and redeployed into more technically skilled positions. In today’s ever-changing labor market, the ability to redeploy labor to increase flexibility and capacity for our customers is of the utmost importance and interest. Our investments in continuous improvement and automation have driven operational efficiencies and improved metric tracking, allowing our management team to more effectively run the business and improve the value we provide to our customers. We have, from time to time, made strategic, customer-driven investments that directly support new product and market expansion which result in further competitive advantages and higher switching costs for our customers.

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

Commercial Excellence. The Company is focused on driving commercial growth through an integrated, solutions-oriented approach that leverages its full suite of design, prototyping, and aftermarket services; with fabrication capabilities in both steel and aluminum; diversification into rapidly growing data center and critical power end markets; further market penetration within existing end markets; and the implementation of a value-based pricing model that reflects the cost to serve and the criticality of our solutions. These growth initiatives are intended to deepen and defend our existing market share while diversifying our customer base and end-market exposure with infrastructure-driven demand.

Disciplined Capital Deployment. The Company is focused on executing a disciplined capital strategy that includes allocating capital to expand within attractive adjacent markets, increasing share-of-wallet with existing customers, and pursuing strategic acquisition opportunities, while also generating strong free cash flow, managing debt levels and liquidity, and continuing to return capital to shareholders through share repurchases. As part of this strategy, we intend to prioritize capital investment toward high-growth data center and critical power end markets.

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

Our Capabilities

We offer a broad portfolio and a one-source solution comprised of advanced and innovative capabilities that enhance quality and simplify supply chains for our customers. Through our collaborative approach, we maintain a complete, and growing, set of sophisticated manufacturing capabilities to meet the diverse needs of our customers, including:

●	Program Management — We offer our customers a complete solution from concept to launch following the Advanced Product Quality Planning (APQP) process (planning, process design and improvement, product and process validation and continuous improvement).
●	Engineering — We collaborate with our customers and provide manufacturing process solutions including off-line programming (lasers, brake press, machining, robotic welding, coordinate measuring machines), value engineering and continuous improvement (CI).
●	Tool Design and Build — Our in-house tool design and tool room capability ensures quality from start to finish. We build and service all categories of tooling, including large progressive dies.
●	Laser Cutting — Our programmable fiber and CO2 laser cutting capabilities eliminate expensive hard tooling. Our equipment can cut metal up to 1 inch thick while maintaining tolerances to .002 inches at speeds up to 3,000 inches per minute at .040” thickness. Our tube lasers are state-of-the-art cutting machines that offer exceptional tolerances and through-put.
●	Brake Press — We combine our operator’s expertise with the proper equipment required to offer top versatility to our clients for bending, forming, coining and air bending. Our facilities house the latest press brake machinery including robotic part manipulation and stacking.
●	Stamping — We provide custom metal stamping capabilities for short, medium or long production runs. For longer runs, our production of sheet metal stamping uses 50 to 1,200-ton manual or automatic feed presses with state-of-the-art feed lines for precision metal stamping. Our small, high-speed presses are ideal for producing intricate high-volume stampings.

●	Machining — We provide a variety of machining capabilities to meet our customer needs by providing in-house machining assistance for parts that are part of larger fabrications and assemblies.
●	Aluminum Extrusion — We provide a diverse range of aluminum extrusion profiles for various applications using advanced extrusion presses ranging from 4.5” to 8.0” billet diameters and 880 to 3,150-ton. Using 6000-series alloys, we can produce a wide array of products from the most common, large extruded profiles, to some of the smallest and thinnest-walled extruded profiles in the industry.
●	Tube Bending — We maintain vast tube bending capabilities, including (i) manufacturing of oval, round and square tubes from .25 inch up through six inch and (ii) leveraging our extensive inventory of equipment including the latest computer numerical control (CNC) benders; and state-of-the-art technologies such as CNC electro-servo-driven bending with multi-task heads. We have integrated robotic automation into applicable bending cells to generate maximum throughput with less labor costs.
●	Welding — We have earned our reputation as one of the premier manufacturers of weldments. Our welding departments offer manual and robotic wire welding, including Gas Metal Arc Welding (GMAW) and also known as Metal Inert Gas (MIA), Gas Tungsten Arc Welding (GTAW) and also known as Tungsten Inert Gas (TIG), Heliarc, Fluxcore, Metalcore, Aluminum, Plasma Weld, Brazing and Pulse Heliarc.
●	Coatings, Assembly and Logistics — We provide premier full-service coating, assembly and logistics solutions. Our coating capabilities offer a full-range of high technology industrial applications, including: E-Coat, military certified CARC, commercial and industrial powder and liquid coatings. Our coating systems utilize direct-to-metal and pre-treatments including acid pickle, zinc phosphate and in-line Alodine for the conversion of aluminum.
●	Lean and Continuous Improvement — Through our formal, robust MBX system, MEC is driving lean and continuous improvement in every facet of our business. Eliminating waste leads to value creation, overall customer satisfaction and revenue growth.
●	Environmental Sustainability – We do business with environmental sustainability in mind. By reducing energy, scrap and water we help protect the environment while delivering long-term value to our customers. These practices align our products and business with the growing demand for environmentally responsible solutions. We hold registration for ISO 14001:2015.

Our Proven Approach

We collaborate with our customers to generate a strategic alignment and position ourselves as an essential part of our customers’ product development and manufacturing processes by drawing on our deep product and engineering knowledge to deliver best-in-class solutions. Our approach is simple: we view quality as a significant business strategy with a strong return on investment. Our philosophy on quality is based on our commitment to precision and continuous improvement with an international automotive task force (IATF) and international organization for standardization (ISO) foundation. Our skilled and experienced staff are highly trained in areas of quality planning, metrology, geometric dimensioning and tolerancing (ASME Y14.5M 1994), ISO, and statistical techniques (SPC). Our Quality Management System is comprised of the following:

●	IATF 16949: 2016 certification (one of the automotive industry’s most widely used international standards for quality management);
●	ISO 9001: 2015 registration (international standard for quality management systems);
●	process capability that is proven at validation and monitored during production; and
●	specialized validations for paint and weld operations.

We periodically enter into joint process improvement efforts with key customers. Such exercises have historically resulted in reduced manufacturing critical path time, cost reductions and quality improvements through effective batch sizes and more repeatable processes. Our commitment to precision and continuous improvement initiatives have resulted in the acquisition and application of state-of-the-art technologies and plant improvements that support lean, quick response manufacturing flexibility that put us at the forefront of our market. Moreover, the agility that our quick response manufacturing methodology keeps our purchasing, manufacturing, engineering and quality teams on the cutting edge of flexible manufacturing. This adaptable approach also decreases manufacturing costs, allows for faster order turnaround times and elimination of excess waste.

We maintain an advanced machinery portfolio in our facilities allowing us to leverage our employee workforce with state-of-the-art capabilities and functionality. We maintain our assets or upgrade capabilities where deterioration has driven obsolescence or better technology is available, reducing our carbon footprint. Most recently, we have invested in multiple fiber laser systems, robotic brake presses, Cobots and tube bending cells with automation aimed at reducing labor content and optimizing floor space which allows us to generate more revenue with the same workforce and footprint.

Our Markets

Our primary end markets include (but are not limited to) the heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, data center & critical power, agriculture and military markets. While our individual end markets may be exposed to cyclical variations, the diversified nature of our end markets affords us the ability to shift production with demand as certain end markets trend lower and others trend higher. In our experience, our diversification has muted the impact of downturns on our business that have affected us in the past. For example as our heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, data center & critical power and agriculture customers’ revenues fluctuated from 2013 to 2017, with median peak-to-trough sales decline of 23%, our peak-to-trough sales declines were less than that of those respective markets at only 10%. We were able to accomplish this by reallocating our resources to serve our heavy- and medium-duty commercial vehicles and powersports customers, leading to strong double-digit growth in those end markets.

●	Heavy- and Medium-Duty Commercial Vehicles: Heavy-duty commercial vehicles include class 8 heavy trucks such as standard semi-trucks. Medium-duty commercial vehicles include classes 3-7 trucks such as box trucks;
●	Construction & Access Equipment: Primary applications include wheel loaders, crawlers, skid steer loaders, excavators, motor graders, aerial lifts, boom lifts and other construction equipment;
●	Powersports: Encompasses our all-terrain (ATV) and multi-utility (MUV) vehicles, as well as marine and motorcycle markets;
●	Data Center & Critical Power: Major applications include precision metal enclosures, cabinets, racks, frames, panels, sub-assemblies, backup energy systems, intelligent power management solutions in mission-critical data center and electrical infrastructure environments.
●	Agriculture: Primary applications include tractors, combines, sprayers, turf care, implements and other agriculture-related equipment;
●	Military: We provide a variety of components for military vehicle platforms;
●	Other: We provide components and assemblies to a variety of other industrial end markets, such as power generation, industrial equipment and fixtures, consumer tools, mining, forestry, medical and the automotive end market.

Our Customers

We are a critical and deeply embedded supply partner with strong strategic alignment and relationships with our customers. We have developed long-standing business relationships with our OEM customers, many of which span decades. Further, we are diversified by customers and end markets with net sales attributed to our top 20 customers accounting for $421 million of 2025 net sales, and no single end market accounting for more than 32% of net sales. For the year ended December 31, 2025, PACCAR Inc. and John Deere accounted for 13.6% and 10.0% of net sales, respectively. We have not historically experienced customer attrition given high customer switching costs resulting from our embedded relationships driven by our broad capabilities and scale.

Raw Materials and Manufactured Components

Our primary purchased commodities are steel and aluminum. We maintain a broad and diverse base of over 900 direct material suppliers. Our established relationships provide efficient and flexible access to resources and redundancy to ensure support of our customers. We have no history of significant supply issues or outages. In 2025, no single supplier represented more than 9% of our total raw material purchases and over 90% of the raw materials we purchased were sourced from suppliers in the United States. Our suppliers are strategically located to maximize efficiencies and minimize shipping costs. We maintain a multitude of alternative suppliers to which we could transfer orders to, if needed. As we continue to grow, however, we intend to leverage our size and scale to rationalize our supply base to further reduce material costs. We have structured our customer contracts to pass through commodity price changes, which has allowed us to limit any potential impact of raw material price volatility and tariffs to our margins.

Sales and Marketing

We have a strong sales team comprised of approximately 50 experienced professionals responsible for managing and expanding client relationships and proactively pursuing new opportunities. Sales personnel are aligned by market segment and customer, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, data center & critical power, agriculture, military and other end markets, and employ a highly technical and collaborative sales process with deep knowledge of our customers and capabilities. Sales personnel have assigned support teams comprised of inside sales and account management, commercial operations, estimating and application engineering and marketing personnel. We are consistently involved in the request for proposal processes, where our sales teams with deep process expertise collaborate with customers on optimal designs for manufacturability and manufacturing efficiency. The upfront collaboration drives formalization of product specifications, program lifecycle planning, cost estimates and risk mitigation. The sales process typically takes 3 to 18 months and ultimately ends in the implementation of product lifecycle timelines and purchase orders under long-term customer arrangements. The sales team utilizes systems infrastructure that effectively track and manage backlogs, quotes and bookings information, strategic projects and call reports, all of which are reviewed at weekly sales team meetings.

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

Our Human Capital Management

We build a high-performance culture where employees are empowered to innovate and deliver premium products to our customers. Our “One MEC, One Mission” values guide how we work and interact with each other. Our foundation rests on integrity, respect, and teamwork, alongside our commitment to agility, customer focus, and collaboration. Additionally, we believe our success depends on our ability to attract, develop and retain highly skilled employees. As of December 31, 2025, we had approximately 2,400 full-time employees, approximately 1,900 of whom are production employees. None of our employees are represented by a union and we are not party to any collective bargaining agreements. On average, our employees have approximately nine years of service with us.

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

Ethics

Along with our core values, we act in accordance with our Code of Conduct Policy, which creates expectations and provides guidance for all our employees to make the right decisions. Our Code of Conduct Policy covers such topics as freedom from discrimination, freedom of harassment, non-retaliation, conducting Company affairs and fair dealing, conflicts of interest, compliance and disclosures, proper use of Company assets, protecting confidential information and reporting and enforcement of Code of Conduct violations. The Company utilizes a third-party integrity hotline to facilitate the anonymous reporting of any potential ethics violations.

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

Macroeconomic conditions, including inflation, elevated interest rates, labor availability, material cost pressures, trade policy uncertainty, and inconsistent customer demand, have had, and may continue to have, a negative impact on our business, financial condition, cash flows and results of operations. In 2025 and early 2026, actions taken by the U.S. government, including the implementation and expansion of tariffs on a broad range of imported goods and materials, contributed to increased input costs, supply chain disruption, pricing volatility, and heightened economic uncertainty. These changes in trade policy, along with the recent U.S. Supreme Court decision to strike down certain tariffs imposed under the International Emergency Economic Powers Act have created uncertainty as to the scale and short and long-term effects these tariffs may have on our business. These actions, along with retaliatory measures by U.S. trading partners, have placed additional pressure on manufacturers by increasing the cost of raw materials, components, and energy and by contributing to broader inflationary trends. For instance, we were negatively impacted in 2025 by customer channel inventory destocking and macroeconomic uncertainty. In addition, in 2025, continued inflationary pressures on wages, benefits, materials, manufacturing supplies, and logistics costs negatively impacted our results of operations and cash flows.

We expect material cost inflation and inflationary pressures on wages and benefits to continue in 2026, and we may not be able to fully mitigate the impact of these inflationary cost pressures through price increases or operational efficiencies. Further changes in trade policy, including the expansion, modification, or continuation of tariffs, as well as any related retaliatory actions, could further increase our costs or disrupt supply chains. Continuing or worsening inflation, labor challenges, trade policy uncertainty and elevated interest rates may have a material adverse impact on our business, financial condition, cash flows and/or results of operations.

Although we do not have any operations outside the United States, geopolitical events including the ongoing conflicts between Russia and Ukraine, tensions in the Middle East and U.S. trade policy actions, have increased uncertainty in the global economy and have led to significant volatility in raw material costs, component costs, commodity prices, and energy costs, exacerbating inflationary pressures.

We are affected by developments in the industries in which our customers operate.

We derive our net sales from customers in the following industry sectors: heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, data center & critical power, agriculture, military and other end markets. Factors affecting any of these industries in general, or any of our customers in particular, could adversely affect us because our net sales growth largely depends on the continued growth of our customers’ businesses in their respective industries. These factors include:

●	seasonality of demand for our customers’ products, and/or customer destocking activities, which may cause our manufacturing capacity to be underutilized for periods of time;

●	our customers’ failure to successfully market their products, to gain or retain widespread commercial acceptance of their products or to compete effectively in their industries;
●	loss of market share for our customers’ products, which may lead our customers to reduce or discontinue purchasing our processes and solutions or to reduce prices, thereby exerting pricing pressure on us;
●	economic conditions in the markets in which our customers operate, in particular, the United States, including the growth potential and relative stability of the data center & critical power end market, inflationary pressures and other negative impacts on economic conditions, as well as recessionary periods such as a global economic downturn;
●	our customers’ decision to insource the production of components that has traditionally been outsourced to us; and
●	product design changes or manufacturing process changes that may reduce or eliminate demand for the components we supply.

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

We depend on a limited number of major manufacturers for a substantial portion of our net sales. For example, our largest customers in 2025 included PACCAR Inc. and John Deere which accounted for 13.6% and 10.0% of our net sales, respectively. Our financial performance depends in large part on our ability to continue to arrange for the purchase of our processes and solutions with these customers, and we expect these customers to continue to make up a large portion of our net sales in the foreseeable future. The loss of all or a substantial portion of our sales to any of our large-volume customers could have a material adverse effect on our business, financial condition, results of operations and cash flows by reducing cash flows and by limiting our ability to spread our fixed costs over a larger net sales base. We may make fewer sales to these customers for a variety of reasons, including, but not limited to:

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

Our success depends to a large extent upon the continued services of our executive officers, senior management, managers and trade-skilled personnel and our ability to recruit and retain skilled personnel to maintain and expand our operations. We could be affected by the loss of any of our executive officers who are responsible for formulating and implementing our business plan and strategy, and who are instrumental to our growth and development. In addition, we need to recruit and retain additional management personnel and other skilled employees at our facilities. However, competition for our trade-skilled labor is high, particularly in some of the geographic locations where our facilities are located. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract, effectively train and retain these employees. Any failure to do so could impair our ability to conduct design, engineering and manufacturing activities, efficiently perform our contractual obligations, develop marketable components, timely meet our customers’ needs and ultimately win new business, all of which could adversely affect our business, financial condition and results of operations. If we are not able to do so, our business and our ability to continue to grow could be negatively affected. In addition, salaries and related costs are a significant portion of the cost of providing our solutions and, accordingly, our ability to efficiently utilize our workforce impacts our profitability.

Macroeconomic conditions impacting data center & critical power end-market demand could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our recent acquisition of Accu-Fab, LLC has significantly increased our exposure to the Data Center & Critical Power end market. As a result, our future financial performance is increasingly dependent on sustained growth and continued capital investment within this end market. Adverse developments including evolving government regulation, macroeconomic or geopolitical developments, reduced capital spending by Data Center & Critical Power customers or delays or cancellations of project launches could negatively impact order volumes and demand, and may limit our ability to realize the anticipated revenue synergies from the Accu-Fab acquisition. If any of these risks materialize, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

In addition, acquisitions involve numerous risks, including (i) incurring the time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business; (ii) using estimates and judgments to evaluate credit, operations, funding, liquidity, business, management and market risks with respect to the target entity or assets; (iii) litigation relating to an acquisition, particularly in the context of a publicly held acquisition target, could require us to incur significant expenses or result in the delaying or enjoining of the transaction; (iv) failing to properly identify an acquisition candidate’s liabilities, potential liabilities or risks; (v) not receiving required regulatory approvals or such approvals being delayed or restrictively conditional; and (vi) the ability to retain customers following the completion of an acquisition. In addition, any acquisitions could involve the incurrence of substantial additional indebtedness or dilution to our shareholders. We cannot assure you that we will be able to successfully integrate any acquisitions that we undertake or that such acquisitions will perform as planned or prove to be beneficial to our operations and cash flow. Any such failure could seriously harm our financial condition, results of operations and cash flows.

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

We currently source certain raw materials from international suppliers. Import tariffs, taxes, customs duties and/or other trade regulations imposed by the U.S. government on foreign countries, or by foreign countries on the United States, have in the past and could in the future, significantly increase the prices we pay for certain raw materials, such as steel, aluminum and purchased components, that are critical to our ability to manufacture components for our customers. The international sourcing for these materials may also be hurt by health concerns regarding infectious diseases in countries in which these materials are purchased from, adverse weather, natural disasters or geopolitical events. In addition, we may be unable to find a domestic supplier to provide the necessary raw materials on an economical basis in the amounts we require. If the cost of our raw materials increases, or if we are unable to procure the necessary raw materials required to manufacture our components, then we could experience a negative impact on our operating results, profitability, customer relationships and future cash flows.

Additionally, our customers’ businesses have been, and may continue to be in the future, negatively impacted by import tariffs, taxes, customs duties and/or other trade regulations imposed by the U.S. government on foreign countries or by foreign countries on the United States, which has, and in the future could, in turn, reduce our customers’ demand for the components that we manufacture for them. Any further reduction in customer demand for our components as a result of actual or threatened tariffs, taxes, customs duties and/or other trade regulations, or as a result of the impact of infectious diseases, could have a material adverse impact on our financial position, results of operations, cash flows and liquidity.

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

In addition, a number of government bodies have finalized, proposed or are contemplating legislative and regulatory changes in response to concerns about climate change. In recent years, federal, state and local governments have taken steps to reduce emissions of greenhouse gases (GHGs). The Environmental Protection Agency has finalized a series of GHG monitoring, reporting and emissions control rules for certain large sources of GHGs, and the U.S. Congress has, from time to time, considered adopting legislation to reduce GHG emissions. Numerous states have already taken measures to reduce GHG emissions, primarily through the development of GHG emission inventories and/or regional GHG cap-and-trade programs.

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

The ESOP, is a defined contribution retirement plan subject to the requirements of the Internal Revenue Code of 1986, as amended (the Code), and the Employee Retirement Income Security Act of 1974, as amended (ERISA). The ESOP has received a determination letter from the Internal Revenue Service (IRS) that it meets the requirements of a tax-qualified retirement plan in form and we endeavor to maintain and administer the ESOP in compliance with all requirements of the Code and ERISA. However, the rules regarding tax-qualified plans, and especially ESOPs, are complex and change frequently. Accordingly, it is possible that the ESOP may not have been and may not in the future be administered in full compliance with all applicable rules under the Code or ERISA.

If the IRS were to determine that the ESOP was not in material compliance with the Code or ERISA, then the ESOP could lose its tax-qualified status and we could be subject to substantial penalties under the Code and/or ERISA, which could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Our Indebtedness

Our Amended and Restated Credit Agreement, as amended, restricts our ability and the ability of our subsidiaries to engage in some business and financial transactions.

On June 28, 2023, and as amended on June 26, 2025, we entered into an amended and restated credit agreement (the Credit Agreement) with certain lenders and Wells Fargo Bank, National Association, as administrative agent (the Agent). The Credit Agreement provides for a $350,000 revolving credit facility, with a letter of credit sub-facility, and a swingline facility in an aggregate amount of $25,000. All amounts borrowed under the Credit Agreement mature on June 28, 2028.

Our Credit Agreement contains a number of covenants that limit our ability and the ability of our subsidiaries to:

●	create, incur or assume indebtedness (other than certain permitted indebtedness);
●	create or incur liens (other than certain permitted liens);
●	make investments (other than certain permitted investments);
●	merge or consolidate with another entity;
●	make asset dispositions (other than certain permitted dispositions);
●	declare or pay any dividend or any other distribution to shareholders;
●	enter into transactions with affiliates;
●	make certain organizational changes, including changing our fiscal year end or amending our organizational documents;
●	enter into any agreement further restricting our ability to create or assume any lien;
●	sell notes receivable or accounts receivable except under certain circumstances;
●	enter into sale leaseback transactions;

●	incur capital expenditures in excess of $50.0 million in any fiscal year;
●	permit any person or group other than the ESOP or other employee benefit plan of ours (like our 401(k) plan) to own or control more than 35% of our equity interests; or
●	permit our Board of Directors to not be composed of a majority of our continuing directors (i.e., our directors as of September 26, 2019 and any additional or replacement directors that have been approved by at least 51% of the directors then in office).

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

As a result of the Accu-Fab acquisition, we have incurred additional indebtedness. This incremental borrowing has increased our consolidated total leverage ratio, resulting in the Company approaching the maximum permitted leverage ratio under the terms of our Credit Agreement. Should our operating performance decline or should additional indebtedness be incurred, there is a risk that we may not remain in compliance with the leverage ratio covenant. Non-compliance with this covenant could result in an event of default. If an event of default occurs under the Credit Agreement, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of amounts due thereunder, the termination of such credit facility and all actions permitted to be taken by a secured creditor. Our failure to comply with our obligations under the Credit Agreement may result in an event of default under the Credit Agreement. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

On February 25, 2026, we entered into an amendment to the Credit Agreement. The February 25, 2026, amendment lowered the amount of total available borrowings under the revolving credit facility to $275,000 from $350,000. The letter of credit sub-facility and swingline facility remained unchanged. All amounts borrowed under the credit agreement mature on June 28, 2028. The amendment also amends our existing financial covenants and includes additional interest rate pricing tiers based on those financial covenants, with all other material terms of the Credit Agreement remaining unchanged.

We are able to incur additional debt, which could reduce our ability to satisfy our current obligations under our existing indebtedness.

At December 31, 2025, we had $202.5 million outstanding under our revolving credit facility. In addition, we may be able to incur significant additional indebtedness in the future, and we may do so, among other reasons, to fund acquisitions as part of our growth strategy. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness in compliance with these restrictions.

Risks Related to Ownership of Our Common Stock

Your ability to influence corporate matters may be limited because the ESOP and our 401(k) plan own a substantial amount of our stock and continue to have significant influence over us, which may limit your ability to influence the outcome of important transactions, including a change in control.

As of December 31, 2025, our employees and certain former employees, through their interests in the ESOP and the Mayville Engineering Company, Inc. 401(k) Plan (the 401(k) Plan), beneficially owned approximately 22% of the outstanding shares of our common stock. Each participant in the ESOP and the 401(k) Plan is entitled to direct the vote of the shares allocated to his or her accounts, in his or her sole discretion. As a result, our employees and former employees, if acting together, will be able to significantly influence matters requiring approval by our shareholders, including the election of directors, influence over our management and policies and the approval of mergers, acquisitions or other extraordinary transactions. As employees and former employees, the ESOP and 401(k) Plan participants’ interests may be contrary to other investors. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our non-ESOP and non-401(k) Plan shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company is committed to maintaining a strong cybersecurity posture devoting significant resources to cybersecurity and risk management processes to adapt to the rapidly evolving landscape and respond to emerging threats in a timely and effective manner. Our cybersecurity risk management program aligns with the National Institute of Standards and Technology (NIST) framework, which organizes cybersecurity risks into six categories: govern, identify, protect, detect, respond and recover. The Company has designed and implemented cybersecurity policies and procedures for identifying and managing material risk from cybersecurity threats, both internally and related to the use of third-party service providers. We use various tools and methodologies to manage cybersecurity risk that are tested on a regular basis. At the tactical level, our information technology (IT) security team regularly monitors alerts and meets to discuss threat levels, trends and remediation. The Company monitors and evaluates our cybersecurity position and performance on an ongoing basis through regular vulnerability scans, penetration tests and threat intelligence feeds. Additionally, the Company maintains a formal information security training program for all employees that includes training on matters such as phishing, email security best practices and data privacy. To evaluate and enhance our cybersecurity program, it is regularly evaluated by external experts with the results of those reviews reported to senior management and the Audit Committee of our Board of Directors (Audit Committee). We also actively engage with key vendors, industry participants and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.

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

		Approximate
Facility	Description of Use	Square Feet		Ownership
1. Mayville, WI	Manufacturing	340,000		Owned
2. Beaver Dam, WI	Manufacturing	303,000		Owned
3. Fond du Lac, WI	Manufacturing	299,000		Owned
4. Hazel Park, MI	Manufacturing	263,000	(1)	Leased
5. Defiance, OH	Manufacturing	250,000		Owned
6. Defiance, OH	Manufacturing	192,000		Owned
7. Heber Springs, AR	Manufacturing	190,000		Owned
8. Bedford, PA	Manufacturing	181,000		Leased
9. Mayville, WI	Manufacturing	167,000		Owned
10. Beaver Dam, WI	Manufacturing	163,000		Owned
11. Wautoma, WI	Held for Sale	157,000	(2)	Owned
12. Atkins, VA	Manufacturing	150,000		Owned
13. Byron Center, MI	Manufacturing	138,000		Leased
14. Raleigh, NC	Manufacturing	104,799		Leased
15. Defiance, OH	Manufacturing	90,000		Leased
16. Greenville, MS	Manufacturing	76,000		Leased
17. Wayland, MI	Manufacturing	75,000		Leased
18. Wheeling, IL	Manufacturing	59,745		Leased
19. Neillsville, WI	Manufacturing	58,000		Owned
20. Vanderbilt, MI	Manufacturing	50,000		Owned
21. Neillsville, WI	Manufacturing	42,000		Owned
22. Vanderbilt, MI	Manufacturing	40,000		Owned
23. Piedmont, MI	Manufacturing	34,000		Leased
24. Wheeling, IL	Manufacturing	20,200		Leased
25. Milwaukee, WI	Corporate Headquarters	17,000		Leased
26. Raleigh, NC	Manufacturing	9,200		Leased
27. Fond du Lac, WI	Manufacturing	—	(3)	Owned
TOTAL		3,468,944

(1)	Excludes approximately 182,000 square feet of subleased manufacturing space starting in June 2022.
(2)	Facility held for sale as of December 31, 2025.
(3)	Excludes approximately 23,000 square feet of owned manufacturing space that is leased to a non-related party starting in September 2023.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Information About Our Executive Officers

The following table sets forth certain information as of February 1, 2026, regarding our executive officers:

Name	Age	Position
Jagadeesh (Jag) A. Reddy	54	President and Chief Executive Officer
Rachele M. Lehr	49	Chief Financial Officer
Ryan F. Raber	43	Executive Vice President, Strategy, Sales & Marketing
Sean P. Leuba	55	Senior Vice President, Corporate Development and General Counsel
Craig D. Nichols	51	Senior Vice President, Operations and Supply Chain

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

Rachele M. Lehr has served as our Chief Financial Officer since April 2025 and joined our company in March 2023 as Chief Human Resources Officer. Prior to joining our company, Ms. Lehr spent nearly 15 years at Briggs & Stratton where she held senior finance and corporate roles of increasing scope and complexity, including Senior Vice President of Human Resources and Administration, Director of Human Resources and Controller for a $600 million international business. Prior to joining Briggs & Stratton, Ms. Lehr served as Sales Controller for Bar-S Foods (A Sigma Company) and started her career at PricewaterhouseCoopers LLP, a public accounting firm. Ms. Lehr earned a Bachelor of Science in Business Administration with a Major in Accounting from Marquette University and is a certified public accountant (currently inactive).

Ryan F. Raber joined our company in 2009 and has served as our Executive Vice President, Strategy, Sales & Marketing since June 2019. Prior to serving in his current position, Mr. Raber served as our Executive Vice President, Sales & Marketing beginning in November 2018 and as our Vice President of Sales & Marketing beginning in August 2013. Mr. Raber earned a Masters of Business Administration from the University of Wisconsin-Madison and a Bachelor of Science in Mechanical Engineering from Purdue University.

Sean P. Leuba joined our company in January 2023 as Senior Vice President, Corporate Development and General Counsel. Before joining our company, Mr. Leuba was the Head of Corporate Development for Caterpillar Inc. Previously, Mr. Leuba served in multiple progressively senior roles, including as General Manager, Caterpillar Electric Power Division and General Manager, Caterpillar Remanufactured Products Division. Prior to joining Caterpillar, Mr. Leuba practiced law with Arnold & Porter in its Washington, D.C. office focusing on corporate, securities, mergers & acquisitions and venture capital. Mr. Leuba earned a Master of Business Administration in Finance from the University of Chicago, a Juris Doctor from the Washington and Lee University School of Law, and a Bachelor of Arts from the University of Maryland Baltimore County.

Craig D. Nichols joined our company in March 2025 as Senior Vice President, Operations and Supply Chain. Prior to joining our Company, Mr. Nichols served as Vice President of Drive System Operations at Dana Incorporated. Previously, Mr. Nichols held multiple progressively senior roles, including Senior Director of Operations, Senior Director of Off Highway Global Manufacturing Strategy and Senior Director of Global Aftermarket Distribution Operations. Prior to joining Dana Incorporated, Mr. Nichols served as Senior Vice President of Global Manufacturing at Jason Industries and started his career with Hi-lex Corporation. Mr. Nichols earned a Bachelors Degree in Business Management from Davenport University.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price Information

Our common stock is traded on the New York Stock Exchange under the symbol MEC. As of February 20, 2026, there were six registered shareholders of record of our common stock and thousands of beneficial holders of our common stock, including all the participants in our ESOP and many participants in our 401(k) Plan.

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

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases we made of shares of our common stock during the three months ended December 31, 2025:

			Total Number	Dollar Value of
			of Shares	Shares that
	Total		Purchased as	May Yet Be
	Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs (1)
October 2025	—	$—	—	$14,497,519
November 2025	—	$—	—	$14,497,519
December 2025	—	$—	—	$14,497,519
Total	—		—
(1)	On October 26, 2023, the Board of Directors approved a share repurchase program of up to $25 million of shares through the end of 2026. The share repurchase program approved in October 2023 replaced the Company’s prior program.

Stock Performance Graph

The following graph compares the total return on our common stock between December 31, 2020 and December 31, 2025 with similar returns on the Standard & Poor’s (S&P) SmallCap 600 Index and the Dow Jones Industrial Average Index. The graph assumes a $100 investment with the reinvestment of any dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among Mayville Engineering Company, Inc., the S&P SmallCap 600 Index and

The Dow Jones Industrial Average

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Mayville Engineering Company, Inc.	$100.00	$111.10	$94.34	$107.45	$117.14	$139.49
S&P SmallCap 600	$100.00	$125.27	$103.45	$117.81	$125.85	$131.18
Dow Jones Industrial Average	$100.00	$118.73	$108.30	$123.14	$139.00	$157.04

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

Determining the fair value of assets acquired and liabilities assumed requires significant judgment, including the selection of valuation methodologies. For our recent acquisition, fair value estimates of acquired property and equipment were based on independent appraisals that gave consideration to the highest and best use of the assets. The land, buildings, and improvements; and

other property and equipment appraisals used one, or a combination, of the cost, market or sales comparison approaches. Significant estimates and assumptions, including recent sales prices of similar equipment, asset condition, and current and anticipated market trends, were used in determining the fair values of these assets. The assistance of an independent third-party valuation firm was used to determine the fair values and useful lives of the finite-lived intangible assets, including customer relationships and non-compete agreements. Valuation methods used were based on management’s forecasted cash inflows and outflows and using a relief from royalty method for developed technologies and the multi-period excess earnings method for customer relationships. Assumptions used in the intangible valuations include forecasted revenue growth rates, discounted future cash flows and the weighted average cost of capital of a select peer group.

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

We have recorded goodwill and performed testing for potential goodwill impairment at the reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment for which discrete financial information is available, and for which management regularly reviews the operating results. Additionally, components within an operating segment can be aggregated as a single reporting unit if they have similar economic characteristics. We have concluded we have one reporting unit.

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

We test our goodwill for impairment on an annual basis, and more frequently if events or changes in circumstances indicate that it might be impaired. For the years ended December 31, 2025 and 2024, there were no events or changes in circumstances that would indicate an impairment of our goodwill.

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

For impairment testing of long-lived assets, we identify asset groups at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flow expected to be generated by the assets. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset group. For the year ended December 31, 2025 and 2024, there were no events or changes in circumstances that indicated an impairment of our long-lived assets.

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

Macroeconomic Conditions

The broader market dynamics over the past few years have resulted in impacts to the Company, elevated interest rates, inconsistent customer demand, material cost inflation and labor availability. The Company expects some of these dynamics to continue in 2026 and could continue to have an impact on demand, material costs and labor.

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

Other Key Performance Indicators

EBITDA, EBITDA Margin, Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow

EBITDA represents net income (loss) before interest expense (benefit), provision for income taxes, depreciation and amortization. EBITDA Margin represents EBITDA as a percentage of net sales for each period.

Adjusted EBITDA represents EBITDA before stock-based compensation, loss on extinguishment of debt, field replacement claim, legal costs due to former fitness customer, CFO transition costs, Chief Operating Officer (COO) restructuring costs, natural disaster costs, acquisition related costs, Wautoma and the restructuring plan (The Plan) restructuring charges, costs recognized on step-up of Mid-States Aluminum (MSA) and Accu-Fab acquired inventory and gain on lawsuit settlement. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period.

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

	Twelve Months Ended
	December 31,
	2025	2024	2023
Net income (loss) and comprehensive income (loss)	$(8,110)	$25,968	$7,844
Interest expense	10,215	10,989	11,092
Provision (benefit) for income taxes	(5,949)	7,596	1,039
Depreciation and amortization	41,287	37,588	35,080
EBITDA	37,443	82,141	55,055
Stock-based compensation expense (1)	3,278	5,186	4,485
Loss on extinguishment of debt (2)	—	—	216
Field replacement claim (3)	—	—	490
Legal costs due to former fitness customer (4)	—	2,088	2,650
CFO transition costs (5)	1,148	—	—
COO restructuring costs (6)	—	—	855
Natural disaster costs (7)	310	—	—
Acquisition related costs (8)	3,423	—	1,411
Restructuring (9)	864	492	—
Costs recognized on step-up of Accu-Fab & MSA acquired inventory (10)	591	—	891
Gain on lawsuit settlement (11)	—	(25,500)	—
Adjusted EBITDA	$47,057	$64,407	$66,053
Net sales	$546,487	$581,604	$588,425
EBITDA Margin	6.9%	14.1%	9.4
Adjusted EBITDA Margin	8.6%	11.1%	11.2
(1)	Non-cash employee compensation based on the value of common stock issued pursuant to the 2019 Omnibus Incentive Plan.
(2)	Unamortized debt issuance costs written off from the prior five-year credit agreement attributable to lenders that are no longer included in the amended and restated credit agreement, as amended, or decreased their capacity in the amended and restated credit agreement, as amended.
(3)	Represents a one-time charge due to a COVID related sourcing issue that caused the Company to change suppliers and ultimately lead to a product being produced outside of customer specifications. These costs are not expected to be incurred on an ongoing basis and therefore are not indicative of ongoing operations.
(4)	Legal costs associated with the enforcement of the Company’s supply contract with the former fitness customer.
(5)	Costs associated with the separation of the former CFO.
(6)	Restructuring costs associated with the separation of the former COO.
(7)	Costs incurred for facility clean-up following tornado damage at one of the Company’s locations.
(8)	Transaction costs, primarily legal and professional services, related to the acquisition of Accu-Fab in 2025 and MSA in 2023.
(9)	Restructuring costs related to the consolidation of three warehouse and one manufacturing facility into the Company’s existing facilities and restructuring charges related to the closure of the Wautoma facility.
(10)	Expense associated with the recognized fair value step-up of inventory in correlation with the Accu-Fab and MSA acquisitions.
(11)	Payment received from the former fitness customer resolving a previously disclosed lawsuit. See Note 9 – Commitments and Contingencies within the Notes to Consolidated Financial Statements for additional detail.

The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable measure calculated in accordance with GAAP, to free cash flow for each of the periods presented.

	Twelve Months Ended
	December 31,
	2025	2024	2023
Net cash provided by operating activities	$38,562	$89,807	$40,363
Less: Capital expenditures	11,648	12,098	16,598
Free cash flow	$26,914	$77,709	$23,765

Free Cash Flows Analysis Twelve Months Ended December 31, 2025 Compared to Twelve Months Ended December 31, 2024

Free cash flow for the year ended December 31, 2025 was $26,914 as compared to $77,709 for the twelve months ended December 31, 2024, a decrease of $50,795 or 65.4%. The decrease in free cash flow was primarily due to a decrease in cash provided by operating activities, slightly offset by a decrease in capital expenditures. Please see the “Liquidity and Capital Resources” section below for further information.

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

Consolidated Results of Operations

A discussion regarding our financial condition and results of operations for the twelve months ended December 31, 2025 compared to the twelve months ended December 31, 2024 is presented below. A discussion regarding our financial condition and results of operations for the twelve months ended December 31, 2024 compared to the twelve months ended December 31, 2023 can be found under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on the Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 6, 2025 and is available on the SEC’s website at www.sec.gov, as well as our website at www.ir.mecinc.com.

Twelve Months Ended December 31, 2025 Compared to Twelve Months Ended December 31, 2024

	Twelve Months Ended December 31,
	2025		2024		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$546,487	100.0%	$581,604	100.0%	$(35,117)	(6.0)%
Cost of sales	492,478	90.1%	510,507	87.8%	(18,029)	(3.5)%
Manufacturing margins	54,009	9.9%	71,097	12.2%	(17,088)	(24.0)%
Amortization of intangible assets	9,716	1.8%	6,933	1.2%	2,783	40.1%
Bonuses and deferred compensation	8,724	1.6%	13,593	2.3%	(4,869)	(35.8)%
Other selling, general and administrative expenses	39,413	7.2%	31,518	5.4%	7,895	25.0%
Gain on lawsuit settlement	—	—%	(25,500)	(5.0)%	25,500	NM
Income from operations	(3,844)	(0.7)%	44,553	7.7%	(48,397)	(108.6)%
Interest expense	(10,215)	1.9%	(10,989)	1.9%	(774)	(7.0)%
Provision (benefit) for income taxes	(5,949)	(1.1)%	7,596	1.3%	(13,545)	(178.3)%
Net income (loss) and comprehensive income (loss)	$(8,110)	(1.5)%	$25,968	4.5%	$(34,078)	(131.2)%
EBITDA	$37,443	6.9%	$82,141	14.1%	$(44,698)	(54.4)%
Adjusted EBITDA	$47,057	8.6%	$64,407	11.1%	$(17,350)	(26.9)%

Net Sales. Net sales were $546,487 for the twelve months ended December 31, 2025 as compared to $581,604 for the twelve months ended December 31, 2024, a decrease of $35,117, or 6.0%. This decrease was driven by reduced customer demand across nearly all end markets and customer de-stocking channel inventory. This decline was partially offset by increased after-market demand in our Military end market and the acquisition of Accu-Fab driving Data Center & Critical Power volumes.

Manufacturing Margins. Manufacturing margins were $54,009 for the twelve months ended December 31, 2025 as compared to $71,097 for the twelve months ended December 31, 2024, a decrease of $17,088, or 24.0%. The decrease was primarily driven by softening customer demand, non-recurring restructuring costs, inventory step-up expense associated with the Accu-Fab acquisition and temporal launch-phase dynamics across projects in our Data Center & Critical Power and Commercial Vehicle markets, partially offset by cost reduction actions and higher-margin net sales contribution from the Accu-Fab acquisition.

Manufacturing margin percentages were 9.9% for the twelve months ended December 31, 2025 as compared to 12.2% for the twelve months ended December 31, 2024, a decrease of 2.3%. The decrease was attributable to the items discussed in the preceding paragraph.

Amortization of Intangible Assets. Amortization of intangible assets were $9,716 for the twelve months ended December 31, 2025 as compared to $6,933 for the twelve months ended December 31, 2024, an increase of $2,783, or 40.1%. The increase was due to amortization expense associated with identifiable intangible assets from the Accu-Fab acquisition. Refer to Note 2 – Acquisition for additional information related to these identifiable intangible assets.

Bonuses and Deferred Compensation Expenses. Bonuses and deferred compensation expenses were $8,724 for the twelve months ended December 31, 2025 as compared to $13,593 for the twelve months ended December 31, 2024, a decrease of $4,869, or 35.8%. The decrease was primarily driven by lower bonus accruals and stock-based compensation expense aligning with the Company financial performance.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $39,413 for the twelve months ended December 31, 2025 as compared to $31,518 for the twelve months ended December 31, 2024, an increase of $7,895, or 25.0%. The increase was attributable to non-recurring costs and incremental SG&A expenses, each associated with Accu-Fab and higher costs related to compliance requirements. This was partially offset by lower legacy MEC wages and benefits.

Gain on Lawsuit Settlement. On October 28, 2024, the Company and a former fitness customer entered into a formal Settlement Agreement (the “Agreement”) resolving a previously disclosed lawsuit. Under the terms of the Agreement, the Company and the former fitness customer agreed to dismiss the lawsuit and exchange mutual releases, and MEC received a gross payment of $25,500 from the former fitness customer in the fourth quarter of 2024.

Interest Expense. Interest expense was $10,215 for the twelve months ended December 31, 2025 as compared to $10,989 for the twelve months ended December 31, 2024, a decrease of $774, or 7.0%. The decrease was due to reduced interest rates relative to the prior year period, partially offset by an increase in borrowings associated with the recent Accu-Fab acquisition.

Provision (benefit) for Income Taxes. Income tax benefit was $5,949 for the twelve months ended December 31, 2025 as compared to an expense of $7,596 for the twelve months ended December 31, 2024, a decrease of $13,545 or 178.3%. The decrease is primarily due to a pre-tax loss in the current year period compared to pre-tax income in the prior year period. The effective tax rate for the current period also reflects discrete tax benefits recognized during the twelve months ended December 31, 2025. Refer to Note 8 – Income Taxes of the Consolidated Financial Statements for further details.

Due to the factors described in the preceding paragraphs, net income (loss) and comprehensive income (loss), EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin decreased during 2025.

Liquidity and Capital Resources

The following is a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows:

	Twelve Months Ended
	December 31,
	2025	2024	2023
Net cash provided by operating activities	$38,562	$89,807	$40,363
Net cash used in investing activities	(151,530)	(11,712)	(104,132)
Net cash provided by (used in) financing activities	114,264	(78,561)	64,314
Net change in cash	$1,296	$(466)	$545

Cash Flows Analysis Twelve Months Ended December 31, 2025 Compared to Twelve Months Ended December 31, 2024

Operating Activities. Cash provided by operating activities was $38,562 for the twelve months ended December 31, 2025 as compared to $89,807 for the twelve months ended December 31, 2024. The $51,245 decrease was driven in part by the $25,500 lawsuit settlement payment received in the fourth quarter of the prior year. The remaining $25,745 was primarily due to lower net income (loss) adjusted for reconciling items and a higher use of cash associated with stabilized inventory levels in the current year as compared to inventory reductions in the prior-year period. In addition, cash usage increased due to lower accrued liabilities due to reduced bonus accruals aligning with the Company’s financial performance. This was partially offset by an increase in accounts payable due to the timing of supplier payments.

Investing Activities. Cash used in investing activities was $151,530 for the twelve months ended December 31, 2025, as compared to $11,712 for the twelve months ended December 31, 2024. The $139,818 increase in cash used in investing activities was mainly due to the acquisition of Accu-Fab completed on July 1, 2025, partially offset by a decrease in capital expenditures.

Financing Activities. Cash provided by financing activities was $114,264 for the twelve months ended December 31, 2025, as compared to cash used in financing activities of $78,561 for the twelve months ended December 31, 2024. The change was primarily due to borrowings in excess of debt repayments during the current year period on the Company’s revolving credit facility. Additionally, under the share repurchase plan, the Company purchased $4,607 of common stock during 2025 as compared to $5,896 in the prior-year period. The Company’s decision to repurchase additional shares in 2026 will depend on business conditions, free cash flow generation, other cash requirements and stock price. See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional information regarding share repurchases.

Amended and Restated Credit Agreement

On June 28, 2023, and as amended on June 26, 2025, we entered into an amended and restated credit agreement (the Credit Agreement) with certain lenders and Wells Fargo Bank, National Association, as administrative agent (the Agent). The Credit Agreement provides for a $350,000 revolving credit facility, with a letter of credit sub-facility, and a swingline facility in an aggregate amount of $25,000. All amounts borrowed under the Credit Agreement mature on June 28, 2028.

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

At December 31, 2025, the interest rate on outstanding borrowings under the Revolving Loan was 5.98%. We had availability of $17,730 under the revolving credit facility at December 31, 2025.

We must pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Credit Agreement. At December 31, 2025, this fee was 0.30%. We must also pay fees as specified in the Fee Letter (as defined in the Credit Agreement) and with respect to any letters of credit issued under the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness; create, incur, assume or suffer to exist liens; make certain investments; allow our subsidiaries to merge or consolidate with another entity; make certain asset dispositions; pay certain dividends or other distributions to shareholders; enter into transactions with affiliates; enter into sale leaseback transactions; and exceed the limits on annual capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum interest coverage ratio of 3.00 to 1.00. At December 31, 2025, our interest coverage ratio was 5.47 to 1.00. The Credit Agreement also requires us to maintain a consolidated total leverage ratio not to exceed 3.50 to 1.00. This ratio increases to 4.00 to 1.00 for the four quarters following an acquisition provided the acquisition meets certain agreed upon terms. The Accu-Fab acquisition on July 1, 2025 met these terms. As of December 31, 2025, our consolidated total leverage ratio was 3.68 to 1.00.

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

On February 25, 2026, we entered into an amendment to the Credit Agreement. The February 25, 2026, amendment lowered the amount of total allowable borrowings under the revolving credit facility to $275,000 from $350,000 and reduced our minimum consolidated interest coverage ratio to 2.75 to 1.00, through the fourth quarter of 2026. The February 25, 2026, amendment also increased our maximum consolidated leverage ratio to 5.25 to 1.00 for the first and second quarter of 2026, 5.00 to 1.00 for the third quarter of 2026, 4.00 to 1.00 for the fourth quarter of 2026 and 3.50 to 1.00 for 2027 and thereafter. As a result of these financial covenant changes, the interest pricing grid now includes additional interest rate tiers. All other material terms of the Credit Agreement remained unchanged.

Other Debt

Additionally, the Company has a Fond du Lac County and Fond du Lac Economic Development Corporation term note (Fond du Lac Term Note). The Fond du Lac Term Note is secured by a security agreement, payable in annual installments of $500 plus interest at 2.00% and is due in full in December 2028. The balance outstanding as of December 31, 2025 was $1,375, with the short-

term and long-term balance of $500 and $875, respectively, recorded in other current liabilities and other long-term liabilities in the Consolidated Balance Sheets.

Capital Requirements and Sources of Liquidity

During the twelve months ended December 31, 2025 and 2024, our capital expenditures were $11,648 and $12,098 respectively. The decrease of $450 was driven by the Company’s focus on leveraging recent investments and controlling spend during 2025. Capital expenditures for the full year 2026 are expected to be between $15,000 and $20,000.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. At December 31, 2025, we had availability of $17,730 through our revolving credit facility. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital. We will continue to have access to the availability currently provided under the Credit Agreement as long as we remain compliant with the financial covenants. Based on our estimates at this time, we expect to be in compliance with these financials covenants through 2026 and the foreseeable future.

We believe that our operating cash flow and available borrowings under the Credit Agreement are sufficient to fund our operations for 2026 and beyond. However, future cash flows are subject to a number of variables, and additional capital expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we seek additional capital, we may do so through borrowings under the Credit Agreement, joint ventures, asset sales, offerings of debt or equity securities or other means. We cannot guarantee that this additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to conduct our operations.

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at December 31, 2025:

		Payments Due by Period
	Total	2026	2027 – 2028	2029 – 2030	Thereafter
Long-term debt principal payment obligations (1)	$203,900	$500	$203,400	$—	$—
Forecasted interest on debt payment obligations (2)	21,298	10,185	11,113	—	—
Finance lease obligations (3)	3,184	1,170	1,485	500	29
Operating lease obligations (3)	35,455	7,770	14,235	9,060	4,390
Total	$264,143	$19,931	$230,233	$9,560	$4,419
(1)	Principal payments under the Company’s Credit Agreement, which expires in 2028 and the Fond du Lac Term Note, which is due in full in December 2028.
(2)	Forecasted interest on debt obligations are based on the debt balance, interest rate, and unused fee of the Company’s revolving credit facility and debt balance and interest rate of the Company’s Fond du Lac Term Note.
(3)	See Note 5 – Leases in the Notes to Consolidated Financial Statements for additional information.

Capital expenditures for the full year 2026 are expected to be between $15,000 and $20,000.

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

The amount borrowed under the revolving credit facility under the Credit Agreement was $202.5 million and $79.7 million with an interest rate of 5.98% and 6.55% as of December 31, 2025 and December 31, 2024, respectively. Please see “Liquidity and Capital Resources – Amended and Restated Credit Agreement” in Part II, Item 7 of this Annual Report on Form 10-K and Note 4 – Debt in the Notes to Consolidated Financial Statements for more specifics.

A hypothetical 100-basis-point increase in interest rates would have resulted in an additional $1.4 and $1.1 million of interest expense based on our variable rate debt at December 31, 2025 and December 31, 2024, respectively. We do not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect our cash flow.

Commodity Risk

We source a wide variety of materials and components from a network of suppliers. Commodity raw materials, such as steel, aluminum, copper, paint and paint chemicals, and other production costs are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and in many cases utilize contracts with those customers to mitigate the impact of commodity raw material price fluctuations. As of December 31, 2025, we did not have any commodity hedging instruments in place.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Mayville Engineering Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mayville Engineering Company, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory – Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

As of December 31, 2025, the Company holds inventory across a large number of manufacturing facilities dispersed throughout the United States. Inventories are primarily comprised of raw materials, work-in-process, and finished goods that are physically located at the Company's facilities. The Company’s processes to track and determine consolidated inventory relies on a perpetual inventory system that varies by facility based in part upon the information technology (IT) system relevant to the facility.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the existence of inventory included the following, among others:

●	We involved senior members of the engagement team to determine the extent of testing, including the selection of facilities attended and the number of counts performed.
●	With the assistance of our IT specialists, we tested the effectiveness of controls over management’s process to account for the physical existence of inventory, which included general IT, automated, and manual business process controls.
●	As part of our testing of the effectiveness of controls over inventory, we observed management’s count procedures at selected facilities and obtained and evaluated management’s documentation of counts at other facilities.
●	As part of our year-end audit procedures, we performed independent counts of inventory, on a sample basis at selected facilities, and evaluated any differences in the context of the inventory account balance taken as a whole.

Acquisition — Accu-Fab, LLC — Valuation of Customer Relationships — Refer to Note 2 to the financial statements

Critical Audit Matter Description

On July 1, 2025, the Company acquired 100% of the membership interests of Accu-Fab, LLC (“Accu-Fab”). The Company accounted for the acquisition using the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including the customer relationships intangible asset of $67.0 million. Management estimated the fair value of the customer relationships utilizing the multi-period excess earnings method (MPEEM). The fair value determination of the intangible assets required management to make significant estimates and assumptions, including the discount rate, customer attrition rate, and the determination of future cash flows including revenue growth rates and EBITDA margins.

We identified the valuation and recording of the customer relationships intangible asset as a critical audit matter because of the significant estimates and assumptions management makes to determine the fair value this asset. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our internal fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the selection of the discount rate and attrition rate, and the determination of future cash flows including revenue growth rates and EBITDA margins, included the following, among others:

●	We tested the effectiveness of controls over the valuation of the customer relationship, including management's controls over the selection of the discount rate and attrition rate, and the determination of future cash flows including revenue growth rates and EBITDA margins.
●	We assessed the reasonableness of management’s forecasts by comparing the projections to historical results and industry data.
●	We tested the accuracy and completeness of underlying customer attrition data used by management.

●	We involved valuation professionals with specialized skills and knowledge who:
o	Evaluated the discount rate, including testing the underlying market-based source information and the mathematical accuracy of the calculations, and developing a range of independent valuation assumptions and comparing those to the discount rate selected by management.
o	Evaluated the estimated customer attrition rate, including testing the mathematical accuracy of the calculations, comparing the selected attrition rate against relevant historical customer attrition data, and developing a range of attrition rates and comparing those to the attrition rate selected by management.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 4, 2026

We have served as the Company’s auditor since 2018.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Mayville Engineering Company, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Mayville Engineering Company, Inc and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 4, 2026, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Accu-Fab, LLC (“Accu-Fab”), which was acquired on July 1, 2025, and whose financial statements constitute 2% and 3% of the net and total assets (excluding acquired goodwill and intangibles which were included in management’s assessment of internal control over financial reporting as of December 31, 2025) respectively, and 7% of net sales of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Accu-Fab.

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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 4, 2026

Mayville Engineering Company, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$1,502	$206
Receivables, net of allowances for doubtful accounts of $577 at December 31, 2025 and $248 at December 31, 2024	57,551	49,782
Inventories, net	59,398	54,756
Tooling in progress	4,746	4,761
Prepaid expenses and other current assets	5,217	3,439
Total current assets	128,414	112,944
Property, plant and equipment, net	149,996	156,528
Assets held for sale	1,402	1,402
Goodwill	140,246	92,650
Intangible assets, net	111,280	51,734
Operating lease assets	30,473	28,615
Other long-term assets	1,829	1,697
Total assets	$563,640	$445,570
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$52,377	$39,119
Current portion of operating lease obligation	6,729	4,914
Accrued liabilities:
Salaries, wages, and payroll taxes	2,753	5,094
Bonuses and deferred compensation	2,170	4,626
Other current liabilities	10,740	10,839
Total current liabilities	74,769	64,592
Bank revolving credit notes	202,525	79,725
Operating lease obligation, less current maturities	25,572	25,412
Deferred compensation, less current portion	5,240	4,719
Deferred income tax liability	11,298	16,831
Other long-term liabilities	3,499	2,538
Total liabilities	$322,903	$193,817
Commitments and contingencies (see Note 9)
Common shares, no par value, 75,000,000 authorized, 22,505,704 shares issued at December 31, 2025 and 22,300,106 at December 31, 2024	—	—
Additional paid-in-capital	208,777	207,076
Retained earnings	51,976	60,086
Treasury shares at cost, 2,187,334 shares at December 31, 2025 and 1,883,198 at December 31, 2024	(20,016)	(15,409)
Total shareholders’ equity	240,737	251,753
Total liabilities and shareholders' equity	$563,640	$445,570

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except share amounts and per share data)

	Twelve Months Ended
	December 31,
	2025	2024	2023
Net sales	$546,487	$581,604	$588,425
Cost of sales	492,478	510,507	518,722
Amortization of intangible assets	9,716	6,933	7,742
Bonuses and deferred compensation	8,724	13,593	11,588
Other selling, general and administrative expenses	39,413	31,518	30,182
Gain on lawsuit settlement	—	(25,500)	—
Income (loss) from operations	(3,844)	44,553	20,191
Interest expense	(10,215)	(10,989)	(11,092)
Loss on extinguishment of debt	—	—	(216)
Income (loss) before taxes	(14,059)	33,564	8,883
Income tax expense (benefit)	(5,949)	7,596	1,039
Net income (loss) and comprehensive income (loss)	$(8,110)	$25,968	$7,844

Earnings (loss) per share:
Basic	$(0.40)	$1.26	$0.38
Diluted	$(0.40)	$1.24	$0.38

Weighted average shares outstanding:
Basic	20,471,356	20,611,192	20,415,157
Diluted	20,471,356	20,972,192	20,698,970

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended
	December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,110)	$25,968	$7,844
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	31,570	30,655	27,338
Amortization	9,716	6,933	7,742
Allowance for doubtful accounts	305	(437)	140
Inventory excess and obsolescence reserve	(110)	(220)	183
Stock-based compensation expense	3,278	5,186	4,485
Gain on disposal of property, plant and equipment	(12)	(172)	(526)
Deferred compensation	1,272	864	(17,089)
Loss on extinguishment of debt	—	—	216
Non-cash lease expense	6,128	5,367	3,840
Other non-cash adjustments	469	291	259
Changes in operating assets and liabilities:
Accounts receivable	6,042	8,101	7,791
Inventories	62	13,246	13,441
Tooling in progress	15	696	2,555
Prepaids and other current assets	(1,049)	(185)	532
Accounts payable	8,360	(7,994)	(9,438)
Deferred income taxes	(5,533)	4,225	687
Operating lease obligations	(5,997)	(5,092)	(3,078)
Accrued liabilities	(7,844)	2,375	(6,559)
Net cash provided by operating activities	38,562	89,807	40,363
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(11,648)	(12,098)	(16,598)
Proceeds from sale of property, plant and equipment	72	386	1,059
Payment for acquisition, net of cash acquired	(139,954)	—	(88,593)
Net cash used in investing activities	(151,530)	(11,712)	(104,132)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	1,558,613	810,558	588,040
Payments on bank revolving credit notes	(1,435,813)	(878,326)	(512,783)
Repayments of other long-term debt	(500)	(806)	(6,673)
Payments of financing costs	(817)	—	(1,205)
Shares withheld for employees' taxes	(1,578)	(3,829)	—
Purchase of treasury stock	(4,607)	(5,896)	(2,661)
Payments on finance leases	(1,034)	(607)	(404)
Proceeds from the exercise of stock options	—	345	—
Net cash provided by (used in) financing activities	114,264	(78,561)	64,314
Net increase (decrease) in cash and cash equivalents	1,296	(466)	545
Cash and cash equivalents at beginning of period	206	672	127
Cash and cash equivalents at end of period	$1,502	$206	$672

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended
	December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,710	$10,267	$10,669
Cash paid for income taxes	$2,329	$1,370	$513
Non-cash property, plant and equipment	1,829	1,032	446
In conjunction with the acquisition, assets acquired and liabilities assumed were as follows:
Assets acquired, net of cash acquired	$149,613	$—	$102,356
Liabilities assumed	(9,659)	—	(13,763)
Cash paid for acquisition, net of cash acquired	$139,954	$—	$88,593

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2022	$200,945	$(9,352)	$26,274	$217,867
Net income	—	—	7,844	7,844
Share repurchases	—	(2,661)	—	(2,661)
401(k) contribution	—	2,500	—	2,500
Restricted stock units employee tax withholding	(115)	—	—	(115)
Stock options exercised	58	—	—	58
Stock-based compensation	4,485	—	—	4,485
Balance as of December 31, 2023	$205,373	$(9,513)	$34,118	$229,978
Net income	—	—	25,968	25,968
Share repurchases	—	(5,896)	—	(5,896)
Restricted stock units employee tax withholding	(821)	—	—	(821)
Stock options exercised	(2,662)	—	—	(2,662)
Stock-based compensation	5,186	—	—	5,186
Balance as of December 31, 2024	$207,076	$(15,409)	$60,086	$251,753
Net loss	—	—	(8,110)	(8,110)
Share repurchases	—	(4,607)	—	(4,607)
Restricted stock units employee tax withholding	(1,413)	—	—	(1,413)
Stock options exercised	(164)	—	—	(164)
Stock-based compensation	3,278	—	—	3,278
Balance as of December 31, 2025	$208,777	$(20,016)	$51,976	$240,737

The accompanying notes are an integral part of these Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands, except share amounts and per share data)

Note 1. Nature of business and summary of significant accounting policies

Mayville Engineering Company, Inc. (MEC) is a leading U.S.-based, vertically-integrated, value-added manufacturing partner providing a full suite of manufacturing solutions from concept to production, including design, prototyping and tooling, fabrication, aluminum extrusion, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, data center & critical power, agriculture, military and other end markets. Founded in 1945 and headquartered in Milwaukee, Wisconsin, we are a leading Tier I U.S. supplier of highly engineered components to original equipment manufacturer (OEM) customers with leading positions in their respective markets. The Company maintains 27 facilities, of which 25 are in operation, located in Arkansas, Illinois, North Carolina, Michigan, Mississippi, Ohio, Pennsylvania, Virginia, and Wisconsin. Our engineering expertise and technical know-how allow us to add value through every product redevelopment cycle.

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

Accounts receivable

Accounts receivable are generally uncollateralized customer obligations due under normal trade terms requiring payment within 30 to 60 days from the invoice date. Management periodically reviews past due balances and established an allowance for doubtful accounts of $577 and $248 as of December 31, 2025 and 2024, respectively, for probable uncollectible amounts based on its assessment of the current status of individual accounts. The estimated valuation allowance results in a reduction to sales and the accounts are written-off through a charge to the valuation allowance and a credit to accounts receivable after the Company has used all reasonable collection efforts.

As the Company's customer base is principally made up of blue-chip OEMs with high credit ratings and our trade receivables are due within one year or less, the Company does not have a reserve for credit losses.

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out method (FIFO), or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Work-in-process and finished goods are valued at production cost consisting of material, labor and overhead. The Company maintains a reserve for obsolete and slow-moving inventory of $2,572 and $2,307 as of December 31, 2025 and 2024, respectively, which is based upon the aging of current inventory as well as assumptions on future demand and market conditions.

Tooling in progress

The Company has agreements with its customers to provide production tooling which will be used to produce specific parts for its customers. The costs to design, engineer, and manufacture the tooling are charged to tooling in progress as incurred and based on when control of the tooling is transferred to the customer under contract or when the customer signs off through the Product Part Approval Process (PPAP) or other documented customer acceptance, at a point in time. The Company may also provide production tooling that is not sold to customers but is capitalized in property, plant and equipment. To the extent that estimated costs exceed expected reimbursement from the customer, the Company recognizes a loss. Tooling in progress was $4,746 and $4,761 as of December 31, 2025 and 2024, respectively.

Property, plant and equipment

Property, plant and equipment are stated at cost. Expenditures for additions and improvements are capitalized while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred. Properties sold, or otherwise disposed of, are removed from the property accounts, with gains or losses on disposal credited or charged to the results of operations. Depreciation is recognized over the estimated useful lives of the respective assets, using the straight-line depreciation method for financial reporting purposes and begins when the asset is placed into service.

Leases

The Company’s operating leases represent leases of real property, vehicles, and equipment. The Company’s finance leases represent leases for vehicles and equipment. A right-of-use (ROU) asset and a corresponding lease liability are recognized at commencement for contracts that are, or contain, a lease with an original term greater than 12 months. The Company has not elected to recognize right-of-use assets or lease liabilities for leases with a term of twelve months or less. See Note 5 – Leases in the Notes to Consolidated Financial Statements for additional information.

Business combinations

The Company accounts for business combinations in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations. In connection with a business combination, the acquiring company must allocate the cost of the acquisition to assets acquired and liabilities assumed based on fair values as of the acquisition date. Any excess or shortage of amounts assigned to assets and liabilities over or under the purchase price is recorded as goodwill or a gain on bargain purchase price, respectively. Transaction costs associated with acquisitions are expensed as incurred within selling, general and administrative expenses.

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

We test our goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. At December 31, 2025 and 2024, the Company had goodwill with a balance of $140,246 and $92,650, respectively, with the fair value of our reporting unit substantially exceeding the carrying value.

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

Intangible assets, net

The Company’s primary other intangible assets are customer relationships and contracts, trade names, non-compete agreements, developed technology and patents acquired in business combinations. Intangible assets are initially valued using a methodology commensurate with the intended use of the asset. The costs of amortizable intangible assets are recognized over their expected useful lives using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using the same process that is used to evaluate long-lived assets described below. Intangible assets not subject to amortization are assessed for impairment at least annually in the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that it is more likely than not that an asset may be impaired. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

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

Impairment of long-lived assets

When events or conditions warrant, the Company evaluates the recoverability of long-lived assets and considers whether these assets are impaired. The Company assesses the recoverability of these assets based on several factors, including management’s intention with respect to these assets and their projected undiscounted cash flows. If projected undiscounted cash flows are less than the carrying amount of the respective assets, the Company adjusts the carrying amounts of such assets to their estimated fair value. To the extent that the carrying value of the net assets of an asset group is greater than the estimated fair value, the Company may be required to record impairment charges. The Company records intangible asset impairment charges as a reduction to intangible assets. The Company records other long-lived asset impairment charges as a reduction to property, plant and equipment or a reduction to ROU asset in the Consolidated Balance Sheets.

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

During 2025 and 2024, the Company recorded deferred financing costs associated with its long-term debt and line of credit of $818 and $0, respectively. Amortization expense associated with the deferred debt issuance costs and discounts in 2025, 2024 and 2023 was $271, $282 and $309, respectively. Accumulated amortization was $842 and $423 as of December 31, 2025 and 2024, respectively. Amendments made to existing debt in 2023 resulted in the write-off of $216 in unamortized costs associated with the debt that was replaced during the twelve months ended December 31, 2023.

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

Advertising

The Company expenses the costs of advertising when incurred. Advertising expense was $87, $105 and $141 for the twelve months ended December 31, 2025, 2024 and 2023, respectively. Advertising costs are charged to selling, general and administrative expenses.

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

Recently adopted accounting pronouncements

In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures, amending ASC 740, Income Taxes. The amendment is intended to enhance the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments require that on an annual basis, entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments require that entities disclose additional information about income taxes paid as well as additional disclosures of pretax income and income tax expense and remove the requirement to disclose certain items that are no longer considered cost beneficial or relevant. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard in the fourth quarter of 2025 and the amendments have been applied on a retrospective basis. Adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements.

Recently issued accounting standards not yet adopted

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

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other-Internal-Use Software, amending ASC 350. The amendment removes all references to prescriptive and sequential software development stages. In addition, the amendment also requires consideration whether there is significant uncertainty associated with the development activities of the software during evaluation of probable-to-complete recognition threshold. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027. Entities may adopt the guidance using either a prospective approach (including a modified transition approach) or retrospective approach. Early adoption is permitted. The Company has early adopted ASU 2025-06 on a prospective basis, as of January 1, 2026. The adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting - Narrow-Scope Improvements, amending ASC 270. The ASU clarifies interim disclosure requirements and the applicability of ASC 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either a prospective or a retrospective approach. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on the consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on the consolidated financial statements.

Note 2. Acquisitions

On July 1, 2025, the Company acquired 100% of the membership interests of Accu-Fab, LLC (Accu-Fab). The acquisition was consummated in accordance with the terms of the Purchase Agreement dated May 23, 2025, among the Company, Accu-Fab, and Tide Rock YieldCo, LLC (the Seller). The purchase price of the acquisition was $140,500, subject to customary adjustments for the amount of cash, indebtedness, net working capital, and certain expenses of Accu-Fab as of the closing. The acquisition of Accu-Fab was structured as a stock purchase for accounting purposes. As of the closing of the acquisition, after taking into account the estimated adjustments, the Company paid the Seller a total net consideration of $141,185. The final working capital settlement, completed during the three months ended December 31, 2025, is described below. The Company financed the acquisition by borrowing under its amended and restated credit agreement, as amended, as described in Note 4 - Debt in the Notes to the Consolidated Financial Statements.

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

The Company accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations, with MEC being the acquiring entity. Transaction costs related to the acquisition were expensed as incurred within other selling, general, and administrative expenses and totaled $3,423 for the twelve months ended December 31, 2025. The net sales and operating income of Accu-Fab, which is consolidated in MEC’s financial statements presented herein, since July 1, 2025 were $40,697 and $7,335, respectively, for the twelve months ended December 31, 2025.

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

The following table is a summary of the assets acquired, liabilities assumed, and net cash consideration paid for the acquisition of Accu-Fab. The allocation is considered preliminary and subject to finalization within one year from the acquisition date:

	Balance Sheet		Balance Sheet
	Allocation	Measurement	Allocation As of
	As of July 1,	Period	December 31,
	2025	Adjustments	2025
Cash and cash equivalents	$1,123		$1,123
Accounts receivable, net	14,118		14,118
Inventory	4,594		4,594
Prepaid expenses and other current assets	256		256
Property, plant and equipment	9,811		9,811
Operating lease assets	3,928	103	4,031
Intangible assets
Customer relationships	67,000		67,000
Non-compete agreements	2,200		2,200
Other long-term assets	7		7
Goodwill	47,639	(43)	47,596
Total assets acquired	150,676		150,736
Accounts payable	(4,101)		(4,101)
Lease liabilities, current	(1,231)	(15)	(1,246)
Accrued liabilities:
Salaries, wages, and payroll taxes	(661)	(65)	(726)
Bonuses and deferred compensation	(305)		(305)
Other current liabilities	(275)		(275)
Lease liabilities, non-current	(2,698)	(88)	(2,786)
Other long-term liabilities	(220)		(220)
Total liabilities assumed	(9,491)		(9,659)
Total consideration	$141,185		$141,077

Inventory was valued at its estimated fair value, which is defined as expected sales price, less costs to sell, plus a reasonable margin for selling effort. The valuation resulted in an inventory fair value step-up of $591 and was fully expensed and reflected in cost of sales on the Consolidated Statement of Comprehensive Income (Loss) during the twelve months ended December 31, 2025.

Property, plant and equipment was valued at its estimated fair value using the cost, market and sales comparison approaches. The valuation resulted in a property, plant and equipment fair value step-up of $5,326. Depreciation on property, plant and equipment is computed on a straight-line basis over the estimated useful life of the respective assets.

The Company also recorded $67,000 of customer relationships intangible assets with useful lives of fourteen years and $2,200 of non-compete agreement intangible assets with useful lives of two years. The purchase price allocated to these assets was based on management’s forecasted cash inflows and outflows and the multi-period excess earnings method for customer relationships and the with and without method for the non-compete agreements. Amortization expense related to these intangible assets is recorded on a straight-line basis and reflected in amortization of intangible assets on the Consolidated Statements of Comprehensive Income (Loss).

The purchase price of Accu-Fab exceeded the preliminary estimated fair value of identifiable net assets and accordingly, the difference was allocated to goodwill, all of which is tax deductible. Goodwill will be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired, in accordance with ASC 350, Intangibles – Goodwill and Other. The goodwill recognized primarily reflects expected synergies from integrating Accu-Fab’s operations into the Company’s existing manufacturing platform, the assembled workforce, and other intangible assets that do not meet the criteria for separate recognition under ASC 805.

The Company believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the purchase price allocation remains preliminary as we continue to gather the necessary information to finalize our fair value estimates and provisional amounts. Provisional amounts include items related to working capital adjustments, intangibles, indemnification of assets and liabilities and deferred taxes. During the three months ended December 31, 2025, the Company finalized the net working capital settlement with the Seller, resulting in an adjustment of $108 to the purchase consideration related to working capital adjustments.

The Company has recorded preliminary estimates for the items that remain subject to valuation and will record adjustments, if any, to the preliminary amounts upon finalization of the respective valuations. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

Pro Forma Financial Information (Unaudited)

In accordance with ASC 805, the following unaudited pro forma combined results of operations have been prepared and presented to give effect to the Accu-Fab acquisition as if it had occurred on January 1, 2024, the beginning of the comparable period, applying certain assumptions and pro forma adjustments. These pro forma adjustments primarily relate to the estimated depreciation expense associated with the fair value of the acquired property, plant and equipment, amortization of identifiable intangible assets, interest expense related to additional debt needed to fund the acquisition and the tax impact of these adjustments. Additionally, the pro forma adjustments exclude non-recurring expenses related to transaction costs, which were expensed as incurred, and include the sale of stepped-up inventory. The unaudited pro forma consolidated results are provided for illustrative purposes only, are not indicative of the Company’s actual consolidated results of operations or consolidated financial position and do not reflect any revenue and operating synergies or cost savings that may result from the acquisition.

	Twelve Months Ended
	December 31,
	2025	2024
Net sales	$580,461	$643,067
Net income (loss)	$(3,226)	$24,452

Note 3. Select balance sheet data

Inventory

Inventories as of December 31, 2025 and December 31, 2024 consist of:

	December 31,	December 31,
	2025	2024
Finished goods and purchased parts	$29,962	$25,952
Raw materials	18,876	19,386
Work-in-process	10,560	9,418
Total	$59,398	$54,756

Property, plant and equipment

Property, plant and equipment as of December 31, 2025 and December 31, 2024 consist of:

	Useful Lives	December 31,	December 31,
	Years	2025	2024
Land	Indefinite	$2,564	$2,564
Land improvements	15-39	4,769	4,261
Building and building improvements	15-39	80,338	79,553
Machinery, equipment and tooling	3-10	327,976	310,300
Vehicles	5	5,720	4,377
Office furniture and fixtures	3-7	25,577	23,034
Construction in progress	N/A	4,725	3,263
Total property, plant and equipment, gross		451,669	427,352
Less accumulated depreciation		301,673	270,824
Total property, plant and equipment, net		$149,996	$156,528

Depreciation expense was $31,570, $30,655 and $27,338 for the twelve months ended December 31, 2025, 2024 and 2023, respectively.

Additionally, the Company completed the closure of its Wautoma, WI manufacturing facility during the fourth quarter of 2024. The net amount of property, plant and equipment associated with the facility was $1,402, which is classified in assets held for sale on the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024.

Goodwill

We test our goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. Our annual goodwill impairment test during the fourth quarter of fiscal years 2025 and 2024 did not indicate an impairment existed.

Balance as of December 31, 2023	$92,650
No activity	—
Balance as of December 31, 2024	$92,650
Acquisition of Accu-Fab	47,596
Balance as of December 31, 2025	$140,246

Intangible Assets

The following is a listing of intangible assets, the useful lives in years (amortization period) and accumulated amortization as of December 31, 2025 and December 31, 2024:

		December 31, 2025
	Useful Lives	Gross Carrying	Accumulated
	Years	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships and contracts	9-17	$163,040	$64,817	$98,223
Trade name	10	14,780	10,404	4,376
Developed technology	7	4,962	1,750	3,212
Patents	19	24	16	8
Non-compete agreements	2	2,200	550	1,650
Total amortizable intangible assets, net		$185,006	$77,537	$107,469
Non-amortizable brand name	Indefinite	3,811	—	3,811
Total intangible assets, net		$188,817	$77,537	$111,280

		December 31, 2024
	Useful Lives	Gross Carrying	Accumulated
	Years	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships and contracts	9-17	$96,040	$57,832	$38,208
Trade name	10	14,780	8,924	5,856
Non-compete agreements	5	8,800	8,800	—
Developed technology	7	4,900	1,050	3,850
Patents	19	24	15	9
Total amortizable intangible assets, net		$124,544	$76,621	$47,923
Non-amortizable brand name	Indefinite	3,811	—	3,811
Total intangible assets, net		$128,355	$76,621	$51,734

Non-amortizable brand name is tested annually during the fourth quarter for impairment, or more frequently if triggering events occur indicating there may be impairment. There has been no impairment recorded for the years ended December 31, 2025 and 2024. Amortization expense was $9,716, $6,933 and $7,742, for the twelve months ended December 31, 2025, 2024 and 2023, respectively.

Future amortization expense is expected to be as followed:

Year ending December 31,
2026	$12,520
2027	$11,970
2028	$11,364
2029	$9,922
2030	$9,368
Thereafter	$52,325

Note 4. Debt

On June 28, 2023, and as amended on June 26, 2025, we entered into an amended and restated credit agreement (the Credit Agreement) with certain lenders and Wells Fargo Bank, National Association, as administrative agent (the Agent). The June 26, 2025, amendment increased the amount of total allowable borrowings under the revolving credit facility to $350,000 from $250,000, by exercising the previously available $100,000 accordion feature. All other material terms of the Credit Agreement, including applicable interest rates, remained unchanged. All amounts borrowed under the Credit Agreement mature on June 28, 2028.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness; create, incur, assume or suffer to exist liens; make certain investments; allow our subsidiaries to merge or consolidate with another entity; make certain asset dispositions; pay certain dividends or other distributions to shareholders; enter into transactions with affiliates; enter into sale leaseback transactions; and exceed the limits on annual capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum consolidated interest coverage ratio of 3.00 to 1.00 as well as a consolidated total leverage ratio not to exceed 3.50 to 1.00. This ratio increases to 4.00 to 1.00 for the four quarters following an acquisition provided the acquisition meets certain agreed upon terms. The Accu-Fab acquisition on July 1, 2025 met these terms.

The Company incurred financing costs of $818 associated with executing the June 26, 2025, amendment. As of December 31, 2025, short-term and long-term balances of $273 and $409, respectively, were recorded in prepaid expenses and other current assets and other long-term assets in the Consolidated Balance Sheets. These deferred financing costs will be amortized over the remaining duration of the Credit Agreement.

At December 31, 2025, our consolidated total leverage ratio was 3.68 to 1.00 as compared to a covenant maximum of 4.00 to 1.00 under the Credit Agreement.

At December 31, 2025, our consolidated interest coverage ratio was 5.47 to 1.00 as compared to a covenant minimum of 3.00 to 1.00 under the Credit Agreement.

Under the Credit Agreement, interest is payable quarterly at the adjusted secured overnight financing rate (SOFR) plus an applicable margin based on the current consolidated total leverage ratio (which may be adjusted for certain reserve requirements), plus 1.25% to 2.75% depending on the current consolidated total leverage ratio. Under certain circumstances, we may not be able to pay interest based on SOFR. If that happens, we will be required to pay interest at the Base Rate, which is the sum of the higher of (i) the Prime Rate (as publicly announced by the Agent from time to time), (ii) the Federal Funds Rate plus 0.50%, and (iii) Adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%. The interest rate was 5.98% and 6.55% as of December 31, 2025 and December 31, 2024, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.30% and 0.25% as of December 31, 2025 and December 31, 2024, respectively.

The Company was in compliance with all financial covenants of its credit agreements as of December 31, 2025 and December 31, 2024. The amount borrowed on the revolving credit notes was $202,525 and $79,725 as of December 31, 2025 and December 31, 2024, respectively.

On February 25, 2026, we entered into an amendment to the Credit Agreement. The February 25, 2026, amendment lowered the amount of total allowable borrowings under the revolving credit facility to $275,000 from $350,000 and reduced our minimum consolidated interest coverage ratio to 2.75 to 1.00, through the fourth quarter of 2026. The February 25, 2026, amendment also increased our maximum consolidated leverage ratio to 5.25 to 1.00 for the first and second quarter of 2026, 5.00 to 1.00 for the third quarter of 2026, 4.00 to 1.00 for the fourth quarter of 2026 and 3.50 to 1.00 for 2027 and thereafter. As a result of these financial covenant changes, the interest pricing grid now includes additional interest rate tiers. All other material terms of the Credit Agreement remained unchanged. All amounts borrowed under the Credit Agreement mature on June 28, 2028.

Other Debt

Additionally, the Company has a Fond du Lac County and Fond du Lac Economic Development Corporation term note (Fond du Lac Term Note). The Fond du Lac Term Note is secured by a security agreement, payable in annual installments of $500 plus interest at 2.00% and is due in full in December 2028. The balance outstanding as of December 31, 2025 and December 31, 2024 was $1,375 and $1,875, respectively. As of December 31, 2025, the short-term and long-term balance of $500 and $875, respectively. As of December 31, 2024, the short-term and long-term balance was $500 and $1,375, respectively. These balances are recorded in other current liabilities and other long-term liabilities in the Consolidated Balance Sheets.

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

The Company has finance leases for equipment used throughout its office and manufacturing facilities along with vehicles used by employees. The Company recognizes an ROU asset and a lease liability for finance leases based on the net present value of future minimum lease payments. Lease expense for the Company’s finance leases is comprised of the amortization of the ROU asset and interest expense recognized based on the effective interest method.

Variable lease expense is related to certain of the Company’s real property leases and personal property leases, and it generally consists of property tax and insurance components that are for the benefit of the lessor (real property leases) and variable overage fees (personal property leases) that are remitted as part of the Company’s lease payments.

The components of lease expense were as follows:

	Twelve Months Ended
	December 31,
	2025	2024	2023
Finance lease cost:
Amortization of finance lease assets	$718	$482	$414
Interest on finance lease liabilities	105	42	44
Total finance lease expense	823	524	458
Operating lease expense	6,001	5,350	5,237
Short-term lease expense	1,169	678	610
Variable lease expense	240	233	197
Lease income (1)	(2,184)	(2,163)	(2,070)
Total lease expense	$6,049	$4,622	$4,432
(1)	The Company subleased a portion of its Hazel Park, MI and Fond Du Lac, WI facilities starting in June 2022 and September 2023, respectively.

Supplemental information related to leases was as follows:

		December 31,	December 31,
	Balance Sheet Classification	2025	2024
Assets:
Finance lease assets	Property, plant and equipment, net	$3,264	$748
Operating lease assets	Operating lease assets	30,473	28,615
Total lease assets		$33,737	$29,363

Current liabilities:
Current finance lease liabilities	Other current liabilities	$1,047	$408
Current operating lease liabilities	Current portion of operating lease obligation	6,729	4,914
Noncurrent liabilities:
Long-term finance lease liabilities	Other long-term liabilities	1,857	282
Long-term operating lease liabilities	Operating lease obligation, less current maturities	25,572	25,412
Total lease liabilities		$35,205	$31,016

	December 31,	December 31,
	2025	2024
Weighted average remaining lease term (in years)
Finance leases	4.0	1.9
Operating leases	5.1	6.3

Weighted average discount rate
Finance leases	6.18%	5.80%
Operating leases	3.75%	3.18%

The table below represents ROU asset balances by type of lease:

	December 31,	December 31,
	2025	2024
Real estate leases	$28,984	$27,169
Equipment leases	3,831	1,929
Vehicle leases	922	265
Total lease assets	$33,737	$29,363

Maturities of lease liabilities at December 31, 2025 and minimum lease payments under ASC 842 having initial or remaining non-cancellable terms in excess of one year were as follows:

	Operating	Finance
Year ending December 31,	Leases	Leases	Total
2026	7,770	1,170	8,940
2027	7,799	973	8,772
2028	6,436	512	6,948
2029	4,729	323	5,052
2029	4,331	177	4,508
Thereafter	4,390	29	4,419
Total lease payments	35,455	3,184	38,639
Less: imputed interest	(3,154)	(280)	(3,434)
Total lease obligations	$32,301	$2,904	$35,205

Lease related supplemental cash flow information:

	Twelve Months Ended
	December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities for finance leases:
Operating cash flows	$84	$42	$44
Financing cash flows	$1,034	$607	$404

Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$6,985	$5,947	$5,824

Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	$3,834	$1,749	$455
Finance leases	$2,994	$383	$2

ROU assets are assessed for impairment in accordance with the Company’s long-lived asset policy. The Company reassesses lease classification and remeasures ROU assets and lease liabilities when a lease is modified, and that modification is not accounted for as a separate new lease or upon certain other events that require reassessment in accordance with ASC 842.

Note 6. Employee stock ownership plan

Under the ESOP, the Company can make annual discretionary contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company subject to the Board of Directors’ approval. For each of the twelve months ended December 31, 2025, 2024 and 2023, the Company recorded no ESOP expense.

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

As of December 31, 2025 and December 31, 2024, the ESOP shares consisted of 1,903,861 and 3,474,467 in allocated shares, respectively.

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

As of January 1, 2023, the Company implemented an employer match program to the 401(k) Plan. The Company now provides a 50% match for employee contributions, up to 6%. For the twelve months ended December 31, 2025, 2024 and 2023, the Company’s employer match expense was $3,453, $3,380 and $3,232, respectively. Additionally, the 401(k) Plan provides for employer discretionary profit-sharing contributions and the Board of Directors may authorize discretionary profit-sharing contributions (which are usually approved at the end of each calendar year).

Note 8. Income taxes

Income taxes are included in the Consolidated Statements of Comprehensive Income at December 31, 2025, 2024 and 2023 are summarized as follows:

	December 31,	December 31,	December 31,
	2025	2024	2023
Current income tax expense (benefit)
U.S. Federal	$(96)	$1,401	$—
State	314	1,258	191
Total	218	2,659	191
Deferred income tax expense (benefit)
U.S. Federal	(5,006)	4,141	808
State	(1,161)	796	40
Total	(6,167)	4,937	848
Total income tax expense (benefit)	$(5,949)	$7,596	$1,039

A reconciliation of the statutory federal income tax provision to the income tax provision from continuing operations provided for the twelve months ended December 31, 2025, 2024 and 2023 is as follows:

	Twelve Months Ended December 31,
	2025		2024		2023
		% of Pre-Tax		% of Pre-Tax		% of Pre-Tax
	Amount	Income	Amount	Income	Amount	Income
U.S. federal statutory income tax rate	$(2,950)	21.0%	$7,048	21.0%	$1,865	21.0%
State and local income taxes, net of federal income tax effect (1)	(849)	6.0%	1,843	5.5%	162	1.8%
Effect of changes in tax laws or rates enacted in the current period	—	—%	—	—%	182	2.1%
Nontaxable or nondeductible items
Executive compensation	331	(2.4)%	473	1.4%	90	1.0%
Stock compensation	674	(4.8)%	(1,057)	(3.2)%	(162)	(1.8)%
Other	69	(0.5)%	(56)	(0.2)%	250	2.8%
Tax credits
Research and development tax credits	(2,444)	17.4%	(766)	(2.3)%	(1,800)	(20.3)%
Changes in unrecognized tax benefits	509	(3.6)%	111	0.3%	478	5.4%
Other adjustments
Automation & technology infrastructure	(1,327)	9.4%	—	—%	—	—%
Other	38	(0.3)%	—	—%	(26)	(0.3)%
Effective tax rate	$(5,949)	42.2%	$7,596	22.6%	$1,039	11.7%
(1)	For the year ended December 31, 2025, the net state income tax benefit includes deferred tax effects from temporary differences primarily in Iowa, Pennsylvania and Wisconsin, offset by current state income tax expense in Pennsylvania and Texas. These jurisdictions collectively represent more than 50% of the net state and local income tax effect.

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below:

	December 31,	December 31,
	2025	2024
Deferred tax assets:
Deferred compensation	$2,854	$2,990
Inventory reserves	635	575
Non-inventory uniform capitalization	869	831
Accrued expenses	624	555
Right of use lease liabilities	7,837	7,380
Credits	2,327	—
Net operating loss	4,528	741
Interest expense	7	1,695
Other	379	302
Total deferred tax assets	20,060	15,069
Deferred tax liabilities:
Property, plant and equipment	19,639	20,948
Intangible assets	4,322	3,980
Right of use assets	7,393	6,964
Other	4	8
Total deferred tax liabilities	31,358	31,900
Valuation allowance	—	—
Net deferred tax liability	$(11,298)	$(16,831)

The Company has federal net operating loss carryforwards of $3,686 and state net operating carryforwards of $842. The federal net operating loss is indefinite in nature and the state federal net operating loss begins to expire in 2038.

Uncertain Tax Positions

Based on the Company’s evaluation, there is one unrecognized tax benefit requiring recognition in its financial statements as of December 31, 2025. Any interest and penalties related to uncertain tax positions are recorded in income tax expense. The entire balance of unrecognized tax benefits as of December 31, 2025, if recognized, would affect the Company’s effective tax rate. The Company files income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. Federal tax returns for tax years beginning January 1, 2022, and state tax returns beginning January 1, 2021 are open for examination.

Details of Unrecognized Tax Benefits

The following is a reconciliation of beginning and ending amounts of unrecognized tax benefits:

Balance as of December 31, 2022	$384
Increase from current year tax positions	1,099
Increase from prior year tax positions	217
Decrease from expiration of statute of limitations	(25)
Balance as of December 31, 2023	1,675
Increase from current year tax positions	199
Decrease from prior year tax positions	(958)
Decrease from expiration of statute of limitations	(33)
Balance as of December 31, 2024	883
Increase from current year tax positions	286
Increase from prior year tax positions	223
Balance as of December 31, 2025	$1,392

Total income taxes paid for the twelve months ended December 31, 2025, 2024 and 2023 are presented below:

	December 31,	December 31,	December 31,
	2025	2024	2023
U.S. Federal	$634	$261	$63
State and local taxes
Illinois	42	42	—
Michigan	—	104	—
Mississippi	—	27	42
Ohio	(60)	389	145
Pennsylvania	156	92	(54)
South Carolina	—	(123)	10
Texas	343	75	74
Virginia	10	135	60
Wisconsin	238	(566)	—
Other	—	28	11
Total income taxes paid	$1,363	$464	$351

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

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the twelve months ended December 31, 2025, 2024 and 2023, eligible employees elected to defer compensation of $837, $626 and $490, respectively. As of December 31, 2025 and 2024, the short-term portion accrued for all benefit years less than 12 months under this plan was $1,000 and $251, respectively, which is included within other current liabilities on the Consolidated Balance Sheets. As of December 31, 2025 and 2024, the long-term portion accrued for all benefit years greater than 12 months under this plan was $5,240 and $4,719. These amounts include the initial deferral of compensation and were adjusted for changes in the value of investment options chosen by the participants. Total expense for the deferred compensation plan for the twelve months ended December 31, 2025, 2024 and 2023 amounted to $687, $524 and $942, respectively. These expenses are included in bonuses and deferred compensation on the Consolidated Statements of Comprehensive Income (Loss). Additionally, the Company made distributions of $253, $286 and $18,520 for the twelve months ended December 31, 2025, 2024 and 2023, respectively.

Note 11. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees and estimated unpaid claims. The Company has an aggregate stop loss limit to mitigate risk. Expense related to this contract were $19,041, $24,014 and $20,292 for the twelve months ended December 31, 2025, 2024 and 2023, respectively. An estimated accrued liability of $891 and $1,184 was recorded as of December 31, 2025 and December 31, 2024, respectively, for estimated unpaid claims and is included within other current liabilities on the Consolidated Balance Sheets.

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

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data. Long-term debt is classified as a Level 2 fair value input.
●	Level 3 – Prices or valuation techniques that require significant unobservable data inputs. These inputs would normally be the Company’s own data and judgements about assumptions that market participants would use in pricing the asset or liability.

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

	Balance at	Fair Value Measurements at
	December 31,	Report Date Using
	2025	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$6,240	$6,240	$—	$—
Total	$6,240	$6,240	$—	$—

	Balance at	Fair Value Measurements at
	December 31,	Report Date Using
	2024	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$4,969	$4,969	$—	$—
Total	$4,969	$4,969	$—	$—

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

The Company’s non-financial assets such as goodwill, intangible assets and property, plant and equipment are re-measured at fair value when there is an indication of impairment and adjusted only when an impairment charge is recognized. For the years ended December 31, 2025, 2024 and 2023, there was no impairment recognized for the year.

Note 14. Revenue recognition

Contract Assets and Contract Liabilities

The Company has contract assets and contract liabilities, which are included in tooling in progress and other current liabilities on the Consolidated Balance Sheets, respectively. Contract assets primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the Company has not yet met performance obligations. Contract liabilities include deferred tooling revenue, where the performance obligation was not met. The performance obligation is satisfied when the tooling is completed and the customer signs off through the Product Part Approval Process or other documented customer acceptance, either at a point in time or over a period of time is when revenue is recognized. Cost of goods sold is recognized and released from the balance sheet when control of the tooling promised under contract is transferred to the customer.

The Company’s contracts with customers are short-term in nature; therefore, revenue is typically recognized, billed and collected within a 12-month period. The following table reflects the changes in our contract assets and liabilities during the twelve months ended December 31, 2025, 2024 and 2023.

	Contract	Contract
	Assets	Liabilities
As of December 31, 2022	$7,938	6,141
Net activity	(2,481)	(2,506)
As of December 31, 2023	5,457	3,635
Net activity	(696)	(173)
As of December 31, 2024	$4,761	$3,462
Net activity	(15)	(147)
As of December 31, 2025	$4,746	$3,315

Revenue recognized from deferred revenue that was recorded as a contract liability at the beginning of the fiscal year was $2,883, $2,559 and $4,856 in 2025, 2024 and 2023, respectively.

Disaggregated Revenue

The following tables represents a disaggregation of revenue by product category and end market:

	Twelve Months Ended
	December 31,
Product Category	2025	2024	2023
Outdoor sports	$7,418	$7,904	$9,017
Fabrication	281,868	307,548	342,689
Performance structures	168,123	172,923	136,819
Tube	71,176	70,004	76,322
Tank	33,244	44,171	43,947
Total	561,829	602,550	608,794
Intercompany sales elimination	(15,342)	(20,946)	(20,369)
Total, net sales	$546,487	$581,604	$588,425

	Twelve Months Ended
	December 31,
End Market	2025	2024	2023
Commercial vehicle	177,663	219,911	225,252
Construction & access	81,033	92,757	105,228
Powersports	85,706	99,616	97,788
Data center & critical power	52,143	17,468	7,716
Agriculture	35,941	47,615	57,231
Military	30,936	28,906	37,311
Other	83,065	75,331	57,899
Total, net sales	$546,487	$581,604	588,425

In connection with the acquisition of Accu-Fab, the Company added a new end market category, data center & critical power to its revenue disaggregation. As a result, revenue previously reported within other has been reclassified to data center & critical power for all periods presented. Specifically $17,468 and $7,716 of revenue for the twelve months ended December 31, 2024 and 2023, respectively, were reclassified from other to data center & critical power to conform to the current period presentation.

Note 15. Common equity

At December 31, 2025, the authorized stock of the Company consisted of 75,000,000 shares of common stock without par value.

Changes in outstanding common shares are summarized as follows:

	Twelve Months Ended December 31,
	2025	2024	2023
Beginning balance	20,416,908	20,310,584	20,172,746
Treasury stock purchases	(304,136)	(340,305)	(184,964)
Common stock issued (including share-based compensation impact)	205,598	446,629	322,802
Ending balance	20,318,370	20,416,908	20,310,584

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

A reconciliation of basic and diluted net income per share attributable to the Company were as follows:

	Twelve Months Ended December 31,
	2025	2024	2023
Net income (loss) attributable to MEC	$(8,110)	$25,968	$7,844
Weighted average shares outstanding	20,471,356	20,611,192	20,415,157
Basic income (loss) per share	$(0.40)	$1.26	$0.38

Weighted average shares outstanding	20,471,356	20,611,192	20,415,157
Effect of dilutive stock-based compensation	-	361,000	283,813
Total potential shares outstanding	20,471,356	20,972,192	20,698,970
Diluted income (loss) per share	$(0.40)	$1.24	$0.38

There were no options in the money that were excluded in the computation of diluted earnings per share for the twelve months ended December 31, 2025, 2024 and 2023 that had an anti-dilutive impact on earnings per share.

Note 17. Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales and net trade receivables:

				Accounts Receivable
	Net Sales			As of	As of
	Twelve Months Ended December 31,			December 31,	December 31,
	2025	2024	2023	2025	2024
Customer
A	13.6%	16.8%	15.0%	<10%	11.1%
B	10.0%	11.3%	14.8%	<10%	<10%
C	<10%	<10%	10.6%	<10%	<10%
D	<10%	<10%	<10%	10.9%	15.2%

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

The Company recognizes stock-based compensation using the fair value provisions prescribed by ASC 718, Compensation – Stock Compensation. Our stock-based compensation consists of stock options, restricted stock units (RSUs) and performance stock units (PSUs). The total number of shares of the Company’s common stock still available for issuance under the 2019 Omnibus Incentive Plan as of December 31, 2025 is 1,683,051.

Cancellations and forfeitures are accounted for as incurred. The Company recognizes expense for all stock-based compensation on a straight-line basis over the vesting period of the entire award.

For the twelve months ended December 31, 2025, 2024 and 2023, the Company recorded stock-based compensation expense of $3,278, $5,186 and $4,485, respectively.

Stock Options

Stock option grants to employees vest equally over a two-year period beginning the subsequent year to the anniversary of the grant date and expire 10 years subsequent to the grant date.

The Company did not grant employees stock options in 2024 or 2025. Stock-based compensation expense related to stock options is calculated by estimating the fair value of non-qualified stock options at the time of grant and is amortized over the stock options’ vesting period. The Company recognized $173, $1,125 and $1,484 of compensation expense with stock options for the twelve months ended December 31, 2025, 2024 and 2023, respectively.

The activity for stock options is summarized as follows:

		Weighted-Average
	Number of Options	Exercise Price
Options nonvested as of December 31, 2023	186,349	$17.37
Grants	—	—
Forfeitures	(42,651)	14.97
Vested	(29,997)	9.85
Options nonvested as of December 31, 2024	113,701	$20.25
Grants	—	—
Forfeitures	—	—
Vested	(113,701)	15.99
Options nonvested as of December 31, 2025	—	$—

During the twelve months ended December 31, 2025 and 2024, options exercised were 125,363 and 879,388 respectively, with a weighted average strike price of $11.69 and $9.85, respectively, resulting in 22,283 and 264,247, respectively, of Company issued shares.

As of December 31, 2025, there were 35,009, 43,291, 77,427, 155,173 and 24,814 options issued and outstanding at exercise prices of $17.00, $14.01, $10.32, $16.22 and $14.12 per share, respectively, with a remaining weighted average contractual life of 7.79 years. The intrinsic values of these outstanding options were $1.72, $4.71, $8.40, 2.50 and $4.60, respectively, based on the Company’s stock price as of December 31, 2025.

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options which were $9.28 for those options granted during the year ended December 31, 2023. There were no stock options granted during 2025 and 2024.

The Company utilized the following assumptions in determining these fair values:

Assumptions	2023
Stock price at date of grant/exercise price		$14.12
Expected term (in years)		5.75
Estimated volatility	%	58.5
Estimated risk-free rate of return	%	3.9
Expected dividend yield	%	0.0

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

Restricted Stock Units

The Company granted 341,490 and 427,171 RSUs inclusive of non-employee director awards in 2025 and 2024, respectively. A total of 59,670 and 55,962 RSUs were granted to non-employee directors in 2025 and 2024, respectively, which vested the subsequent year to the grant date. The Company recognized $3,160, $3,686 and $3,001 of compensation expense associated with RSUs during the twelve months ended December 31, 2025, 2024 and 2023, respectively.

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

The activity for RSUs is summarized as follows:

		Weighted-Average
	Number of Units	Grant Date Fair
Nonvested as of December 31, 2023	369,612	$12.99
Grants	427,171	13.15
Forfeitures	(31,094)	13.65
Vested	(249,626)	12.59
Nonvested as of December 31, 2024	516,063	$13.28
Grants	341,490	14.05
Forfeitures	(92,426)	13.66
Vested	(295,606)	13.27
Nonvested as of December 31, 2025	469,521	$13.77

Performance Share Units

The Company granted 169,062 and 110,710 of PSUs in 2025 and 2024, respectively. The PSUs are earned based on the achievement of pre-determined financial performance goals at the end of a three-year performance measurement period. The Company recognized ($55) and $375 of compensation expense associated with performance share units during the twelve months ended December 31, 2025 and 2024, respectively.

The performance goals for the PSUs granted are weighted 50% on the 3-year average of the Company’s Return on Invested Capital (“ROIC”) and 50% on the Company’s adjusted EBITDA target. ROIC represents net operating profit after taxes divided by invested capital for the represented period. Adjusted EBITDA represents net income before interest expense, provision for income taxes, depreciation, amortization, stock-based compensation expense, legal costs due to the former fitness customer and adjusted for items to be determined unusual in nature or infrequent in occurrence for the performance period, as approved by the Compensation

Committee. The number of earned PSUs can range from 50% (threshold) to 200% (maximum) of the target award, with no PSUs earned for performance below the threshold level.

The activity for performance share units is summarized as follows:

		Weighted-Average
	Number of Units	Grant Date Fair
Nonvested as of December 31, 2023	$—	$—
Grants	110,710	12.85
Forfeitures	—	—
Vested	—	—
Nonvested as of December 31, 2024	$110,710	$12.85
Grants	169,062	14.35
Forfeitures	(22,646)	12.85
Vested	—	—
Nonvested as of December 31, 2025	$257,126	$13.84

The Company uses the Monte Carlo valuation model to determine fair value of the PSU grants.

A roll-forward of unrecognized stock-based compensation expense is displayed in the table below. Unrecognized stock-based compensation expense as of December 31, 2025 will be expensed over the remaining requisite service period from which individual award values relate, up to August 20, 2027.

	RSUs	PSUs	Options	Total
Balance as of December 31, 2023	$2,304	$—	$1,513	$3,817
Grants	5,618	1,423	—	7,041
Forfeitures	(425)	—	(33)	(458)
Expense	(3,686)	(375)	(1,125)	(5,186)
Balance as of December 31, 2024	$3,811	$1,048	$356	$5,215
Grants	4,797	2,426	—	7,223
Forfeitures	(1,260)	(2,634)	—	(3,894)
Expense	(2,977)	55	(356)	(3,278)
Balance as of December 31, 2025	$4,371	$895	$—	$5,266

Note 19. Restructuring

On August 5, 2025, the Company initiated a restructuring plan (the Plan) designed to reduce fixed costs and optimize its operational footprint. The Plan provided for the consolidation of three warehouses and one manufacturing facility into the Company’s other facilities and is expected to be completed by December 31, 2026.

The Company expects to incur aggregate charges of between $5,000 and $7,000 in total restructuring costs, which includes approximately $5,000 for equipment relocation and footprint optimization and approximately $1,000 in asset write-downs and related charges. Total restructuring charges incurred during the twelve months ended December 31, 2025 were $864, recorded in cost of sales in the Consolidated Statements of Comprehensive Income (Loss). The Company expects to incur additional charges under the Plan in future periods as implementation progresses. Restructuring charges during the twelve months ended December 31, 2025, were as follows:

	Equipment Relocation
	and Footprint	Asset
	Optimization	Write-downs	Total
Amount recognized in cost of sales	$748	$116	$864
Cash paid for restructuring expenses	$505	$—	$505

Note 20. Valuation and qualifying accounts

	Balance at			Balance at
	beginning of			end of
Description	period	Additions	Deductions	period
Year ended December 31, 2025
Allowance for doubtful accounts	$248	$391	$62	$577
Year ended December 31, 2024
Allowance for doubtful accounts	$685	$464	$901	$248
Year ended December 31, 2023
Allowance for doubtful accounts	$545	$447	$307	$685

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

As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025. Management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (GAAP).

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2025, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the Internal Control-Integrated Framework (2013). Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2025. In accordance with guidance issued by the Securities and Exchange Commission staff, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Accordingly, in conducting this assessment, our management excluded Accu-Fab, Inc., which was acquired on July 1, 2025, and whose financial statements constitute 2% and 3% of net and total assets (excluding acquired goodwill and intangibles which were included in management’s assessment of internal control over financial reporting as of December 31, 2025), respectively, and 7% of net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2025.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025. Consistent with management,  Deloitte & Touch LLP’s internal control over financial reporting opinion excluded Accu-Fab, Inc.

Previously Disclosed Material Weakness

In fiscal year 2024, management identified deficiencies in the design and operating effectiveness of internal control over financial reporting related to the review and approval of journal entries that constituted a material weakness. During fiscal year 2025, management under the oversight of the Audit Committee implemented measures to remediate the material weakness, including:

●	Enhanced the design of controls over the review and approval of journal entries to ensure that all journal entries are reviewed and approved in accordance with Company policy; and
●	Provided additional training to personnel involved in the preparation and review of journal entries to ensure they understand and adhere to the revised control procedures.

We have completed the design and operating effectiveness testing of the enhanced controls. Based on this testing, our Chief Executive Officer and Chief Financial Officer concluded that the previously disclosed material weakness was remediated as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

Other than the acquisition of Accu-Fab, which has been excluded from management’s assessment as described above, and the remediation of the previously identified material weakness, there were no changes in internal control over financial reporting during the three months ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

10b5-1 Trading Arrangements

On December 16, 2025, Jagadeesh A. Reddy, President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement. Mr. Reddy’s trading plan provides for the potential sale of up to 56,078 shares of the Company’s common stock subject to vesting of the Company’s restricted stock units until March 15, 2028. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.

During the three months ended December 31, 2025, no other director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Discretionary Cash Bonuses

On March 2, 2026, the Compensation Committee of the Board of Directors of the Company approved a one-time cash bonus for certain executives, including Messrs. Reddy, Raber, Leuba, Nichols and Ms. Lehr, in connection with their successful completion of the acquisition of Accu-Fab in July 2025. The cash bonuses were awarded in recognition of the officers’ diligent and extraordinary efforts and contributions in securing a strategically significant, immediately accretive transaction for the Company and its shareholders.

The Compensation Committee approved awards, payable as soon as practicable, of $370,000, $170,000, $165,000, $105,000 and $150,000 to Messrs. Reddy, Raber, Leuba, Nichols and Ms. Lehr, respectively. These awards were considered a special, one-time bonus and not part of the Company’s annual incentive awards.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is included under the captions “Election of Directors”, “Corporate Governance” and “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement for its 2026 annual meeting of shareholders (Proxy Statement) and is hereby incorporated herein by reference. Information with respect to the executive officers of the Company appears in Item 1 of this Annual Report on Form 10-K.

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

The Company has insider trading policies and procedures that govern transactions in its securities by directors, officers and employees. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.

Item 11. Executive Compensation.

The information required by this Item is included under the captions “Corporate Governance – Transactions with Related Persons,” “Executive Compensation” and “2025 Director Compensation” in the Proxy Statement and is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Principal Shareholders” in the Proxy Statement and is hereby incorporated by reference.

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2025:

Number of
securities
	Number of		remaining
	securities issued		available for
	or to be issued		future issuance
	upon vesting of	Weighted average	under equity
	units or exercise	exercise price of	compensation
	of outstanding	outstanding	plans (excluding
	options, warrants,	options, warrants	securities reflected
Plan Category	and rights	and rights (1)	in column (a))
Equity compensation plans approved by security holders (2)	2,816,950	$14.50	1,683,051
Equity compensation plans not approved by security holders	—	—	—
Total	2,816,950	$14.50	1,683,051
(1)	Represents weighted average exercise price of 335,713 outstanding options and does not take into account restricted stock units or performance stock units.
(2)	Consists of the Mayville Engineering Company, Inc. 2019 Omnibus Incentive Plan.

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

2.1

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

2.2

Purchase Agreement, dated as of May 23, 2025, among Mayville Engineering Company, Inc., Accu-Fab, LLC and Tide Rock YieldCo, LLC (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed on May 27, 2025) [The disclosure schedules and similar attachments to this agreement are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such schedules or attachments to the Security and Exchange Commission upon request.]

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

10.15†

Form of Performance Stock Unit Award Agreement (Employee) under the Mayville Engineering Company, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 6, 2024).

10.16†

Form of Severance Agreement between Mayville Engineering Company, Inc. and Craig D. Nichols (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2025).

10.17†

Form of Change in Control Employment and Severance Agreement between Mayville Engineering Company, Inc. and Craig D. Nichols (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2025).

10.18

First Amendment, dated as of June 26, 2025, to Amended and Restated Credit Agreement, dated as of June 28, 2023, by and among Mayville Engineering Company, Inc., certain subsidiaries of Mayville Engineering Company, as guarantors, the lenders from time-to-time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for the lenders (including a full conformed copy of the credit agreement, as amended by the first amendment) (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on June 27, 2025).

10.19

Second Amendment, dated as of August 15, 2025, to Amended and Restated Credit Agreement, dated as of June 28, 2023, as amended by that First Amendment, dated as of June 26, 2025, by and among Mayville Engineering Company, Inc., certain subsidiaries of Mayville Engineering Company, as guarantors, the lenders from time-to-time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for the lenders.

10.20

Third Amendment, dated as of February 25, 2026, to Amended and Restated Credit Agreement, dated as of June 28, 2023, as amended by that First Amendment, dated as of June 26, 2025 and that Second Amendment, dated as of August 15, 2026, by and among Mayville Engineering Company, Inc., certain subsidiaries of Mayville Engineering Company, as guarantors, the lenders from time-to-time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for the lenders (including a full conformed copy of the credit agreement, as amended by the third amendment).

19	Mayville Engineering Company, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K filed on March 6, 2025).
21*	List of Subsidiaries of Mayville Engineering Company, Inc.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Mayville Engineering Company, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed on March 6, 2024).
99

Proxy Statement for the 2026 Annual Meeting of Shareholders. [To be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after December 31, 2025; except to the extent specifically incorporated by reference, the Proxy Statement for the 2026 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K].

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

MAYVILLE ENGINEERING COMPANY, INC.

Date: March 4, 2026	By:	/s/ Jagadeesh A. Reddy
Jagadeesh A. Reddy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jagadeesh A. Reddy	President, Chief Executive Officer (Principal Executive Officer) and Director	March 4, 2026
Jagadeesh A. Reddy

/s/ Rachele M. Lehr	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2026
Rachele M. Lehr

/s/ Timothy L. Christen	Director	March 4, 2026
Timothy L. Christen

/s/ Steven L. Fisher	Director	March 4, 2026
Steven L. Fisher

/s/ Jennifer J. Kent	Director	March 4, 2026
Jennifer J. Kent

/s/ Robert L. McCormick	Director	March 4, 2026
Robert L. McCormick

/s/ Jay O. Rothman	Director	March 4, 2026
Jay O. Rothman

/s/ Tania L. Wingfield	Director	March 4, 2026
Tania L. Wingfield