Form 10-Q
period 2026-03-31
Mayville Engineering Company, Inc.
filed 2026-05-06
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 20,494,006 shares of common stock, no par value per share, outstanding.

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

Important factors that could cause actual results or events to differ materially from those expressed in forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the SEC) on March 4, 2026, as such may be amended or supplemented in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q (including this report) and the following:

●	Macroeconomic conditions, including inflation, elevated interest rates, labor availability, material cost pressures, trade policy uncertainty and inconsistent customer demand, have had, and may continue to have, a negative impact on our business, financial condition, cash flows and results of operations (including future uncertain impacts);

●	risks relating to developments in the industries in which our customers operate;
●	risks related to scheduling production accurately and maximizing efficiency;
●	our ability to realize net sales represented by our awarded business;
●	failure to compete successfully in our markets;
●	our ability to maintain our manufacturing, engineering and technological expertise;
●	the loss of any of our large customers or the loss of their respective market shares;
●	risks related to entering new markets;
●	our ability to recruit and retain our key executive officers, managers and trade-skilled personnel;
●	macroeconomic conditions impacting datacenter & critical power end-market demand;
●	volatility in the prices or availability of raw materials critical to our business;
●	manufacturing risks, including delays and technical problems, issues with third-party suppliers, environmental risks and applicable statutory and regulatory requirements;
●	our ability to successfully identify or integrate acquisitions;
●	geopolitical and economic developments, including foreign trade relations and associated tariffs;
●	our ability to develop new and innovative processes and gain customer acceptance of such processes;

●	risks related to our information technology systems and infrastructure;
●	results of legal disputes, including product liability, intellectual property infringement and other claims;
●	risks associated with our capital-intensive industry;
●	risks related to our employee stock ownership plan’s treatment as a tax-qualified retirement plan; and
●	our ability to satisfy our current obligations under existing indebtedness.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Cash and cash equivalents	$2,066	$1,502
Receivables, net of allowances for doubtful accounts of $590 at March 31, 2026 and $577 at December 31, 2025	68,138	57,551
Inventories, net	66,024	59,398
Tooling in progress	5,374	4,746
Prepaid expenses and other current assets	5,684	5,217
Total current assets	147,286	128,414
Property, plant and equipment, net	149,789	149,996
Assets held for sale	3,082	1,402
Goodwill	140,246	140,246
Intangible assets, net	108,150	111,280
Operating lease assets	27,734	30,473
Other long-term assets	1,785	1,829
Total assets	$578,072	$563,640
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$62,816	$52,377
Current portion of operating lease obligation	6,842	6,729
Accrued liabilities:
Salaries, wages, and payroll taxes	5,939	2,753
Bonuses and deferred compensation	2,327	2,170
Other current liabilities	11,822	10,740
Total current liabilities	89,746	74,769
Bank revolving credit notes	212,392	202,525
Operating lease obligation, less current maturities	23,785	25,572
Deferred compensation, less current portion	4,801	5,240
Deferred income tax liability	7,990	11,298
Other long-term liabilities	7,172	3,499
Total liabilities	$345,886	$322,903
Commitments and contingencies (see Note 9)
Common shares, no par value, 75,000,000 authorized, 22,602,432 shares issued at March 31, 2026 and 22,505,704 at December 31, 2025	—	—
Additional paid-in-capital	208,401	208,777
Retained earnings	43,801	51,976
Treasury shares at cost, 2,187,334 shares at March 31, 2026 and December 31, 2025	(20,016)	(20,016)
Total shareholders’ equity	232,186	240,737
Total liabilities and shareholders' equity	$578,072	$563,640

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except share amounts and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net sales	$144,780	$135,579
Cost of sales	133,819	120,255
Amortization of intangible assets	3,130	1,733
Bonuses and deferred compensation	4,804	3,325
Other selling, general and administrative expenses	9,171	8,689
Impairment of long-lived assets	1,544	—
Income (loss) from operations	(7,688)	1,577
Interest expense	(3,661)	(1,567)
Loss on extinguishment of debt	(134)	—
Income (loss) before taxes	(11,483)	10
Income tax expense (benefit)	(3,308)	(10)
Net income (loss) and comprehensive income (loss)	$(8,175)	$20

Earnings (loss) per share:
Basic	$(0.40)	$0.00
Diluted	$(0.40)	$0.00

Weighted average shares outstanding:
Basic	20,445,112	20,520,696
Diluted	20,445,112	20,750,938

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,175)	$20
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,820	7,750
Amortization	3,130	1,733
Allowance for doubtful accounts	13	22
Inventory excess and obsolescence reserve	106	(164)
Stock-based compensation expense	795	1,101
Gain on disposal of property, plant and equipment	(4)	(3)
Impairment of long-lived assets	1,544	—
Deferred compensation	(1,024)	275
Loss on extinguishment of debt	134	—
Non-cash lease expense	1,624	1,318
Other non-cash adjustments	300	70
Changes in operating assets and liabilities:
Accounts receivable	(10,601)	(8,167)
Inventories	(6,732)	(914)
Tooling in progress	(628)	329
Prepaids and other current assets	(366)	(186)
Accounts payable	10,185	10,444
Deferred income taxes	(3,308)	(538)
Operating lease obligations	(1,727)	(1,303)
Accrued liabilities	4,158	(3,454)
Net cash provided by (used in) operating activities	(2,756)	8,333
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,184)	(2,962)
Proceeds from sale of property, plant and equipment	5	3
Net cash used in investing activities	(4,179)	(2,959)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	480,731	282,113
Payments on bank revolving credit notes	(470,863)	(284,359)
Payments of financing costs	(398)	—
Shares withheld for employees' taxes	(1,171)	(1,170)
Purchase of treasury stock	—	(1,747)
Payments on finance leases	(800)	(234)
Net cash provided by (used in) financing activities	7,499	(5,397)
Net increase (decrease) in cash and cash equivalents	564	(23)
Cash and cash equivalents at beginning of period	1,502	206
Cash and cash equivalents at end of period	$2,066	$183

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,453	$1,577
Cash paid for income taxes	$262	$586
Non-cash property, plant and equipment	$2,084	$1,218

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2025	$208,777	$(20,016)	$51,976	$240,737
Net loss	—	—	(8,175)	(8,175)
Share repurchases	—	—	—	—
Stock-based compensation	795	—	—	795
Restricted stock units net of employee tax withholding	(1,171)	—	—	(1,171)
Balance as of March 31, 2026	$208,401	$(20,016)	$43,801	$232,186

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2024	$207,076	$(15,409)	$60,086	$251,753
Net income	—	—	20	20
Share repurchases	—	(1,747)	—	(1,747)
Stock-based compensation	1,101	—	—	1,101
Restricted stock units net of employee tax withholding	(1,170)	—	—	(1,170)
Balance as of March 31, 2025	$207,007	$(17,156)	$60,106	$249,957

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These interim unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K. A summary of the Company’s significant accounting policies is included in the Company’s 2025 financial statements in the Annual Report on Form 10-K. The Company followed these policies in preparation of the interim unaudited Condensed Consolidated Financial Statements except for new accounting pronouncements adopted as described below.

Nature of Operations

Mayville Engineering Company, Inc. (MEC) is a leading U.S.-based, vertically-integrated, value-added manufacturing partner providing a full suite of manufacturing solutions from concept to production, including design, prototyping and tooling, fabrication, aluminum extrusion, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, datacenter & critical power, agriculture, military and other end markets. Founded in 1945 and headquartered in Milwaukee, Wisconsin, we are a leading Tier I U.S. supplier of highly engineered components to original equipment manufacturer (OEM) customers with leading positions in their respective markets. The Company maintains 27 facilities, of which 22 are in operation, located in Arkansas, Illinois, Michigan, Mississippi, North Carolina, Ohio, Pennsylvania, Virginia, and Wisconsin. Our engineering expertise and technical know-how allow us to add value through every product redevelopment cycle.

Our one operating segment focuses on producing metal components that are used in a broad range of heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, datacenter & critical power, agricultural, military and other products.

Recently Adopted Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2025-06, Intangibles – Goodwill and Other-Internal-Use Software, amending Accounting Standards Codification (ASC) 350. The amendment removes all references to prescriptive and sequential software development stages. In addition, the amendment also requires consideration of whether there is significant uncertainty associated with the development activities of the software during evaluation of a probable-to-complete recognition threshold. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027. Entities may adopt the guidance using either a prospective approach (including a modified transition approach) or retrospective approach. Early adoption is permitted. The Company has early adopted ASU 2025-06 on a prospective basis, as of January 1, 2026. The adoption of ASU 2025-06 did not have a material impact on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The ASU addresses 33 items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. Early adoption is permitted. The Company adopted this standard in the first quarter of 2026, and the amendments have been applied on a prospective basis. Adoption of ASU 2025-12 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures, amending ASC 220, Income Statement – Reporting Comprehensive Income. The amendment requires an entity to provide a disclosure within the financial statement footnotes showing the disaggregation of certain expenses included in relevant expense captions on the consolidated income statement, with a qualitative description of the amounts that are not separately disaggregated quantitatively. The guidance also requires disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. The guidance is applied on a prospective basis, with a retrospective option and allows for early adoption. The Company is evaluating the potential impact of this guidance on the consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting - Narrow-Scope Improvements, amending ASC 270. The ASU clarifies interim disclosure requirements and the applicability of ASC 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either on a prospective or a retrospective approach. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on the condensed consolidated financial statements.

Note 2. Acquisition

On July 1, 2025, the Company acquired 100% of the membership interests of Accu-Fab, LLC (Accu-Fab). The acquisition was consummated in accordance with the terms of the Purchase Agreement, dated May 23, 2025, among the Company, Accu-Fab and Tide Rock YieldCo, LLC (the Seller). The purchase price of the acquisition was $140,500, subject to customary adjustments for the amount of cash, indebtedness, net working capital and certain expenses of Accu-Fab as of the closing. The acquisition of Accu-Fab was structured as a stock purchase for accounting purposes. As of the closing of the acquisition, after taking into account the estimated adjustments, the Company paid the Seller a preliminary total net consideration of $141,185. The Company financed the acquisition by borrowing under its amended and restated credit agreement, as amended, as described in Note 4 – Debt, in the Notes to the Condensed Consolidated Financial Statements.

With locations in Wheeling, Illinois and Raleigh, North Carolina, Accu-Fab is a vertically integrated manufacturing partner providing technology driven, cutting edge metal fabrication solutions to large OEMs. Accu-Fab offers value-added services including design, engineering, sheet metal fabrication and integration and specialized finishing. The acquisition enhances MEC’s strategic position by broadening its customer base and accelerating its entry into the rapidly growing datacenter & critical power infrastructure end markets.

The Company accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations, with MEC being the acquiring entity. Transaction costs related to the acquisition were expensed as incurred within other selling, general, and administrative expenses, and totaled $0 and $830 for the three months ended March 31, 2026 and 2025, respectively.

The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition date. The estimate of the excess purchase price over the preliminary estimated fair value of net tangible assets acquired was allocated to identifiable intangible assets and goodwill. The Company engaged an independent third party to assist with the identification and valuation of the acquired assets, including intangible assets. Management makes significant estimates and assumptions when determining the fair value of assets acquired and liabilities assumed. These estimates include, but are not limited to, discount rates, projected future net sales, projected future expected cash flows, useful lives, attrition rates and growth rates. These measures are based on significant Level 3 inputs not observable in the market.

The following table is a summary of the assets acquired, liabilities assumed and net cash consideration paid for the acquisition of Accu-Fab. The allocation is considered preliminary and subject to finalization within one year from the acquisition date:

	Balance Sheet		Balance Sheet
	Allocation As of	Measurement	Allocation As of
	December 31,	Period	March 31,
	2025	Adjustments	2026
Cash and cash equivalents	$1,123	-	$1,123
Accounts receivable, net	14,118	-	14,118
Inventory	4,594	-	4,594
Prepaid expenses and other current assets	256	-	256
Property, plant and equipment	9,811	-	9,811
Operating lease assets	4,031	-	4,031
Intangible assets
Customer relationships (1)	67,000	-	67,000
Non-compete agreements (1)	2,200	-	2,200
Other long-term assets	7	-	7
Goodwill	47,596	-	47,596
Total assets acquired	150,736		150,736
Accounts payable	(4,101)	-	(4,101)
Lease liabilities, current	(1,246)	-	(1,246)
Accrued liabilities:
Salaries, wages, and payroll taxes	(726)	-	(726)
Bonuses and deferred compensation	(305)	-	(305)
Other current liabilities	(275)	-	(275)
Lease liabilities, non-current	(2,786)	-	(2,786)
Other long-term liabilities	(220)	-	(220)
Total liabilities assumed	(9,659)	-	(9,659)
Total consideration	$141,077		$141,077
(1)	Customer relationships and non-compete agreements have a useful life of fourteen and two years, respectively.

The Company believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the purchase price allocation remains preliminary as we continue to gather the necessary information to finalize our fair value estimates and provisional amounts. Provisional amounts include items related to intangibles, indemnification of assets and liabilities and deferred taxes.

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

Pro Forma Financial Information (Unaudited)

In accordance with ASC 805, the following unaudited pro forma combined results of operations have been prepared and presented to give effect to the Accu-Fab acquisition as if it had occurred on January 1, 2025, the beginning of the comparable period, applying certain assumptions and pro forma adjustments. These pro forma adjustments primarily relate to the estimated depreciation expense associated with the fair value of the acquired property, plant and equipment, amortization of identifiable intangible assets, interest expense related to additional debt needed to fund the acquisition and the tax impact of these adjustments. Additionally, the pro forma adjustments exclude non-recurring expenses related to transaction costs, which were expensed as incurred, and include the sale of stepped-up inventory. The unaudited pro forma consolidated results are provided for illustrative purposes only, are not indicative of the Company’s actual consolidated results of operations or consolidated financial position and do not reflect any revenue and operating synergies or cost savings that may result from the acquisition.

Three Months Ended
March 31,
2025
Net sales	$151,865
Net income	$1,393

Note 3. Select balance sheet data

Inventory

Inventories are stated at the lower of cost, determined on the first-in, first-out method, or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Work-in-process and finished goods are valued at production costs consisting of material, labor and overhead.

Inventories as of March 31, 2026 and December 31, 2025 consist of:

	March 31,	December 31,
	2026	2025
Finished goods and purchased parts	$28,702	$29,962
Raw materials	24,413	18,876
Work-in-process	12,908	10,560
Total	$66,024	$59,398

Property, Plant and Equipment

Property, plant and equipment as of March 31, 2026 and December 31, 2025 consist of:

	Useful Lives	March 31,	December 31,
	Years	2026	2025
Land	Indefinite	$2,564	$2,564
Land improvements	15-39	3,817	4,769
Building and building improvements	15-39	79,589	80,338
Machinery, equipment and tooling	3-10	335,295	327,976
Vehicles	5	6,000	5,720
Office furniture and fixtures	3-7	26,218	25,577
Construction in progress	N/A	5,068	4,725
Total property, plant and equipment, gross		458,551	451,669
Less accumulated depreciation		308,762	301,673
Total property, plant and equipment, net		$149,789	$149,996

Depreciation expense was $7,820 and $7,750 for the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026, the Company expanded the restructuring plan (the Plan) to include the sale of the building that is currently leased to a non-related party in Fond du Lac, Wisconsin. As part of this action, the Company recorded impairment expense of $375. The remaining net amount of property, plant and equipment associated with the facility was $1,680 which was reclassified to assets held for sale from property, plant and equipment. As of March 31, 2026, and December 31, 2025, the Company had assets held for sale of $3,082 and $1,402, respectively.

Goodwill

There were no changes to the goodwill balance of $140,246 between December 31, 2025 and March 31, 2026.

Intangible Assets

The following is a listing of intangible assets, the useful lives in years (amortization period) and accumulated amortization as of March 31, 2026 and December 31, 2025:

		March 31, 2026
	Useful Lives	Gross Carrying	Accumulated
	Years	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships and contracts	9-17	$163,040	$67,121	$95,919
Trade name	10	14,780	10,774	4,006
Developed technology	7	4,962	1,930	3,032
Patents	19	24	17	7
Non-compete agreements	2	2,200	825	1,375
Total amortizable intangible assets, net		$185,006	$80,667	$104,339
Non-amortizable brand name	Indefinite	3,811	—	3,811
Total intangible assets, net		$188,817	$80,667	$108,150

		December 31, 2025
	Useful Lives	Gross Carrying	Accumulated
	Years	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships and contracts	9-17	$163,040	$64,817	$98,223
Trade name	10	14,780	10,404	4,376
Non-compete agreements	5	4,962	1,750	3,212
Developed technology	7	24	16	8
Patents	19	2,200	550	1,650
Total amortizable intangible assets, net		$185,006	$77,537	$107,469
Non-amortizable brand name	Indefinite	3,811	—	3,811
Total intangible assets, net		$188,817	$77,537	$111,280

Amortization expense was $3,130 and $1,733 for the three months ended March 31, 2026 and 2025, respectively.

Future amortization expense is expected to be as followed:

Year ending December 31,
2026 (remainder)	$9,390
2027	$11,970
2028	$11,364
2029	$9,922
2030	$9,368
Thereafter	$52,325

Note 4. Debt

Bank Revolving Credit Notes

On June 28, 2023, we entered into an amended and restated credit agreement (the Credit Agreement) with certain lenders and Wells Fargo Bank, National Association, as administrative agent (the Agent).

On June 26, 2025, we entered into the First Amendment to the Credit Agreement (First Amendment) which increased the amount of total allowable borrowings under the revolving credit facility from $250,000 to $350,000, by exercising the previously available $100,000 accordion feature. All other material terms of the Credit Agreement, including applicable interest rates, remained unchanged.

On February 25, 2026, we entered into the Third Amendment to the Credit Agreement (Third Amendment) which lowered the amount of total allowable borrowings under the revolving credit facility from $350,000 to $275,000 and reduced our minimum consolidated interest coverage ratio to 2.75 to 1.00, through the fourth quarter of 2026. The Third Amendment also increased our maximum consolidated leverage ratio to 5.25 to 1.00 for the first and second quarter of 2026, 5.00 to 1.00 for the third quarter of 2026, 4.00 to 1.00 for the fourth quarter of 2026 and 3.50 to 1.00 for 2027 and thereafter. As a result of these financial covenant changes, the interest pricing grid now includes additional interest rate tiers. All other material terms of the Credit Agreement remained unchanged. All amounts borrowed under the Credit Agreement (as amended by the amendments) mature on June 28, 2028.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness; create, incur, assume or suffer to exist liens; make certain investments; allow our subsidiaries to merge or consolidate with another entity; make certain asset dispositions; pay certain dividends or other distributions to shareholders; enter into transactions with affiliates; enter into sale leaseback transactions; and exceed the limits on annual capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum consolidated interest coverage ratio of 2.75 to 1.00, as well as a consolidated total leverage ratio not to exceed 5.25 to 1.00.

The Company incurred financing costs of $818 and $398 associated with executing the First Amendment and Third Amendment, respectively. Additionally, upon executing the Third Amendment, the Company incurred a loss on extinguishment of debt of $134 associated with unamortized debt issuance costs from prior amendments to the Credit Agreement during the three months ended March 31, 2026. As of March 31, 2026, short-term and long-term balances of $438 and $545, respectively, were recorded in prepaid expenses and other current assets and other long-term assets in the Condensed Consolidated Balance Sheets. These deferred financing costs will be amortized over the remaining duration of the Credit Agreement.

 At March 31, 2026, our consolidated total leverage ratio under the Credit Agreement was 4.40 to 1.00 as compared to a covenant maximum of 5.25 to 1.00.At March 31, 2026, our consolidated interest coverage ratio under the Credit Agreement was 4.27 to 1.00 as compared to a covenant minimum of 2.75 to 1.00.

Under the Credit Agreement, interest is payable quarterly at the adjusted secured overnight financing rate (SOFR) plus an applicable margin based on the current consolidated total leverage ratio (which may be adjusted for certain reserve requirements), plus 1.25% to 3.25% depending on the current consolidated total leverage ratio. Under certain circumstances, we may not be able to pay interest based on SOFR. If that happens, we will be required to pay interest at the Base Rate, which is the sum of the higher of (i) the Prime Rate (as publicly announced by the Agent from time to time), (ii) the Federal Funds Rate plus 0.50% and (iii) Adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%. The interest rate was 6.42% and 5.98% as of March 31, 2026 and December 31, 2025, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.35% and 0.30% as of March 31, 2026 and December 31, 2025, respectively.

The Company was in compliance with all financial covenants of its Credit Agreement as of March 31, 2026 and December 31, 2025. The amount borrowed on the revolving credit notes was $212,392 and $202,525 as of March 31, 2026 and December 31, 2025, respectively.

In connection with the Credit Agreement: (i) the Company has pledged, subject to certain exceptions, security interests and liens in and on (a) substantially all its respective personal property assets and (b) certain of its respective real property assets, in each case, to secure the Credit Agreement and related obligations; and (ii) certain of the Company’s subsidiaries have guaranteed the Company’s obligations under the Credit Agreement. The Credit Agreement contains customary events of default. If an event of default under the Credit Agreement occurs, then, the lenders may declare any outstanding obligations under the Credit Agreement to be immediately due and payable and exercise rights and remedies against the pledged collateral.

Other Debt

Additionally, the Company has a Fond du Lac County and Fond du Lac Economic Development Corporation term note (Fond du Lac Term Note). The Fond du Lac Term Note is secured by a security agreement, payable in annual installments of $500 plus interest at 2.00% and is due in full in December 2028. The balance outstanding as of March 31, 2026 and December 31, 2025 was $1,375. As of March 31, 2026 and December 31, 2025, the short-term and long-term balance of $500 and $875, respectively. These balances are recorded in other current liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets.

Note 5. Leases

The Company has real property operating leases for office and manufacturing space. Operating leases for the Company’s personal property consist of leases for office equipment, vehicles, forklifts and storage tanks for bulk gases. The Company recognizes a right-of-use (ROU) asset and a lease liability for operating leases based on the net present value of future minimum lease payments. Lease expense for the Company’s operating leases is recognized on a straight-line basis over the lease term, including renewal periods that are considered reasonably certain. The Company has not elected to recognize ROU assets or lease liabilities for leases with a term of twelve months or less.

The Company has finance leases for equipment used throughout its office, manufacturing facilities and vehicles used by employees. The Company recognizes an ROU asset and a lease liability for finance leases based on the net present value of future minimum lease payments. Lease expense for the Company’s finance leases are comprised of the amortization of the ROU asset and interest expense recognized based on the effective interest method.

Variable lease expense is related to certain of the Company’s real property leases and personal property leases, and it generally consists of property tax and insurance components that are for the benefit of the lessor (real property leases) and variable overage fees (personal property leases) that are remitted as part of the Company’s lease payments.

During the three months ended March 31, 2026, the Company recorded $1,169 of lease impairment expense associated with the Plan. Refer to Note 19 – Restructuring, in the Notes to the Condensed Consolidated Financial Statements for additional information related to lease impairment expense.

The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2026	2025
Finance lease cost:
Amortization of finance lease assets	$290	$133
Interest on finance lease liabilities	63	9
Total finance lease expense	353	142
Operating lease expense	1,566	1,326
Short-term lease expense	196	151
Variable lease expense	21	115
Lease income (1)	(545)	(547)
Total lease expense	$1,591	$1,187
(1)	The Company subleased a portion of its Hazel Park, MI and Fond Du Lac, WI facilities during the three months ended March 31, 2026 and 2025.

Supplemental information related to leases was as follows:

	Three Months Ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities for finance leases:
Operating cash flows	$58	$9
Financing cash flows	$800	$234

Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$1,937	$1,535

Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	$52	$—
Finance leases	$5,357	$798

Note 6. Employee stock ownership plan

Under the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (ESOP), the Company can make annual discretionary contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company subject to the Board of Directors’ approval. The Company recorded no ESOP expense for the three months ended March 31, 2026 and 2025.

As of January 1, 2025, the Company amended the plan reducing the distribution period from three years to a full distribution on the annual distribution date of the year following separation from the Company.

Additionally, as of January 1, 2025, the in-service diversification percentage allowed increased from 25% at age 50 with 10 years of service to 50% and increased from 50% to 75% at age 55 with 10 years of service.

At various times following death, disability, retirement, termination of employment or the exercise of diversification rights, an ESOP participant is entitled to receive their ESOP account balance in accordance with various distribution methods as permitted under the policies adopted by the ESOP.

As of March 31, 2026 and December 31, 2025, the ESOP shares consisted of 1,557,606 and 1,903,861 in allocated shares, respectively.

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

The Company provides a 50% match for employee contributions, up to 6%. For the three months ended March 31, 2026 and 2025, the Company’s employer match expense was $953 and $946, respectively.

Note 8. Income taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate and adjusted for discrete taxable events that may occur in the quarter. As the year progresses, the Company will refine its estimate based on facts and circumstances by each tax jurisdiction.

Income tax expense (benefit) was ($3,308) and ($10), and the effective tax rate (ETR) was 28.81% and (100.00%) for the three months ended March 31, 2026 and 2025, respectively. The Company’s ETR is different from the expected tax rate due to state taxes, non-deductible items, research and development credits and excess tax benefit associated with stock-based compensation items.

Uncertain Tax Positions

Based on the Company’s evaluation, there is one unrecognized tax benefit requiring recognition in its financial statements as of March 31, 2026. Any interest and penalties related to uncertain tax positions are recorded in income tax expense (benefit) on the Condensed Consolidated Statements of Comprehensive Income (Loss). The entire balance of unrecognized tax benefits as of March 31, 2026, if recognized, would affect the Company’s effective tax rate.

The Company files income tax returns in the United States federal jurisdiction and in various state and local jurisdictions. Federal tax returns for tax years beginning January 1, 2022, and state tax returns for the years beginning January 1, 2021, are open for examination.

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

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the three months ended March 31, 2026 and 2025, eligible employees elected to defer compensation of $131 and $600, respectively. As of March 31, 2026 and December 31, 2025, the short-term portion accrued for all benefit years less than twelve months under this plan was $416 and $1,000, respectively, which is included within bonuses and deferred compensation on the Condensed Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, the long-term portion accrued for all benefit years greater than twelve months under this plan was $4,801 and $5,240. These amounts include the initial deferral of compensation and were adjusted for changes in the value of investment options chosen by the participants. Total expense for the deferred compensation plan for the three months ended March 31, 2026 and 2025 was ($154) and ($73), respectively. These expenses are included in bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income (Loss). Additionally, the Company made cash distributions of $1,000 and $252 for the three months ended March 31, 2026 and 2025, respectively.

Note 11. Self-Funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees and estimated unpaid claims. The Company has an aggregate stop loss limit to mitigate risk. Expenses related to this contract were $4,611 and $4,130 for the three months ended March 31, 2026 and 2025, respectively. An estimated accrued liability of $954 and $891 was recorded as of March 31, 2026 and December 31, 2025, respectively, for estimated unpaid claims and is included within other current liabilities on the Condensed Consolidated Balance Sheets.

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

The Company’s President, Chief Executive Officer and Director is the CODM.

Note 13. Fair value of financial instruments

Fair value provides information on what the Company may realize if certain assets were sold or might pay to transfer certain liabilities based upon an exit price. Financial assets and liabilities that are measured and reported at fair value are classified into a three-level hierarchy that prioritizes the inputs used in the valuation process. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The hierarchy is based on the observability and objectivity of the pricing inputs as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data. Long-term debt is classified as a Level 2 fair value input.
●	Level 3 – Prices or valuation techniques that require significant unobservable data inputs. These inputs would normally be the Company’s own data and judgements about assumptions that market participants would use in pricing the asset or liability.

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

	Balance at	Fair Value Measurements at
	March 31,	Report Date Using
	2026	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$5,217	$5,217	$—	$—
Total	$5,217	$5,217	$—	$—

	Balance at	Fair Value Measurements at
	December 31,	Report Date Using
	2025	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$6,240	$6,240	$—	$—
Total	$6,240	$6,240	$—	$—

Fair value measurements for the Company’s cash and cash equivalents are classified based upon Level 1 measurements because such measurements are based upon quoted market prices in active markets for identical assets.

Accounts receivable, accounts payable, long-term debt and accrued liabilities are recorded in the Condensed Consolidated Balance Sheets at cost and approximate fair value.

Deferred compensation liabilities are recorded at amounts due to participants at the time of deferral. Deferrals are invested in an investment vehicle based on the options made available to the participant, considered to be Level 1 or Level 2 on the fair value hierarchy, with the current balance all as Level 1. The change in fair value is recorded in the profit sharing, bonuses and deferred compensation line item on the Condensed Consolidated Statements of Comprehensive Income (Loss). The short-term and long-term balances due to participants are reflected on the current portion of deferred compensation and deferred compensation, less current portion line items, respectively, on the Condensed Consolidated Balance Sheets.

The Company’s non-financial assets such as goodwill, intangible assets, property, plant, and equipment and leases are re-measured at fair value when there is an indication of impairment and adjusted only when an impairment charge is recognized. As of March 31, 2026 and December 31, 2025, impairment related to these non-financial assets was recognized as $1,544 and $0, respectively.

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

A reconciliation of basic and diluted net income (loss) per share attributable to the Company were as follows:

	Three Months Ended
	March 31,
	2026	2025
Net income (loss) attributable to MEC	$(8,175)	$20
Weighted average shares outstanding	20,445,112	20,520,696
Basic income (loss) per share	$(0.40)	$0.00

Weighted average shares outstanding	20,445,112	20,520,696
Effect of dilutive stock-based compensation	—	230,242
Total potential shares outstanding	20,445,112	20,750,938
Diluted income (loss) per share	$(0.40)	$0.00

There were 61,295 and 0 options in the money that were excluded in the computation of diluted earnings per share for the three months ended March 31, 2026 and 2025, that had an anti-dilutive impact on earnings per share.

Note 15. Revenue recognition

Contract Assets and Contract Liabilities

The Company has contract assets and contract liabilities, which are included in tooling in progress and other current liabilities on the Condensed Consolidated Balance Sheets, respectively. Contract assets primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the Company has not yet met performance obligations. Contract liabilities include deferred tooling revenue, where the performance obligation was not met. The performance obligation is satisfied when the tooling is completed and the customer signs off through the Product Part Approval Process or other documented customer acceptance, and the revenue is recognized either at a point in time or over a period of time. Cost of goods sold is recognized and released from the balance sheet when control of the tooling promised under contract is transferred to the customer.

The Company’s contracts with customers are short-term in nature; therefore, revenue is typically recognized, billed and collected within a 12-month period. The following table reflects the changes in our contract assets and liabilities during the three months ended March 31, 2026:

	Contract	Contract
	Assets	Liabilities
As of December 31, 2025	$4,746	$3,315
Net activity	628	(133)
As of March 31, 2026	$5,374	$3,182

During the three months ended March 31, 2026 and 2025, revenue recognized from deferred revenue that was recorded as a contract liability at the beginning of 2026 and 2025 was $760 and $2,100, respectively.

Disaggregated Revenue

The following tables represent a disaggregation of revenue by product category and end market:

	Three Months Ended
	March 31,
Product Category	2026	2025
Outdoor sports	$1,590	$1,785
Fabrication	81,514	67,858
Performance structures	44,541	43,334
Tube	16,104	16,511
Tank	6,713	9,889
Total	150,462	139,377
Intercompany sales elimination	(5,682)	(3,798)
Total, net sales	$144,780	$135,579

	Three Months Ended
	March 31,
End Market	2026	2025
Commercial vehicle	$38,775	$50,877
Construction & access	20,135	19,524
Powersports	23,292	22,250
Datacenter & critical power	23,626	4,144
Agriculture	10,346	10,935
Military	5,767	8,487
Other	22,839	19,362
Total, net sales	$144,780	$135,579

In connection with the acquisition of Accu-Fab, the Company added a new end market category, datacenter & critical power, to its revenue disaggregation. As a result, certain revenue previously reported within the other end market has been reclassified to the datacenter & critical power end market for all periods presented. Specifically, $4,144 of revenue for the three months ended March 31, 2025, was reclassified from the other end market to the datacenter & critical power end market to conform to the current period presentation.

Note 16. Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales or net trade receivables:

	Net Sales		Accounts Receivable
	Three Months Ended		As of	As of
	March 31,		March 31,	December 31,
	2026	2025	2026	2025
Customer
A	12.4%	16.7%	<10%	<10%
B	10.9%	10.7%	<10%	<10%
C	<10%	<10%	<10%	10.9%

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

The total number of shares of the Company’s common stock still available for issuance under the 2019 Omnibus Incentive Plan as of March 31, 2026 is 1,280,141.

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

Cancellations and forfeitures are accounted for as incurred.

Stock-based compensation expense was $795 and $1,101 for the three months ended March 31, 2026 and 2025, respectively. The Company reports stock-based compensation within bonuses and deferred compensation in the Condensed Consolidated Statements of Comprehensive Income (Loss).

There were no stock options granted by the Company to employees during the three months ended March 31, 2026 and 2025. Stock option grants expire 10 years subsequent to the grant date. Stock-based compensation expense related to stock options is calculated by estimating the fair value of non-qualified stock options at the time of grant and is amortized over the stock options’ vesting period. All stock options have been fully vested as of March 31, 2026. There were no stock options exercised during the three months ended March 31, 2026. As of March 31, 2026, 335,714 stock options remained outstanding with a weighted average strike price of $14.50 and a weighted average contractual life of 6.03 years.

The Company granted 268,196 and 264,342 RSUs, during the three months ended March 31, 2026 and 2025, respectively. The RSUs granted to employees vest ratably over a three-year period beginning the subsequent year to the anniversary of the grant date and director awards vest the subsequent year to the grant date.

The Company granted 185,127 and 169,062 PSUs during the three months ended March 31, 2026 and 2025, respectively. PSUs are earned based on the achievement of pre-determined financial performance goals at the end of a three-year performance measurement period.

The performance goals for the PSUs granted in 2026 are weighted 50% on the three-year average of the Company’s Relative Total Shareholder Return and 50% on the Company’s adjusted EBITDA target. Relative Total Shareholder Return represents the percentage change in the value of a company’s stock over a performance period, including both stock price appreciation and the reinvestment of dividends, compared to a selected peer group or index. Adjusted EBITDA represents net income before interest expense, provision for income taxes, depreciation, amortization and adjusted for items to be determined unusual in nature or infrequent in occurrence for the performance period, as approved by the Compensation Committee. The number of earned PSUs can range from 50% (threshold) to 200% (maximum) of the target award, with no PSUs earned for performance below the threshold level.

The performance goals for the PSUs granted in 2025 are weighted on the three-year average of the Company’s Return on Invested Capital (ROIC) and 50% of the Company’s adjusted EBITDA target. ROIC represents net operating profit after taxes divided by invested capital. The number of earned PSUs can range from 50% (threshold) to 200% (maximum) of the target award, with no PSUs earned for performance below the threshold level.

Note 18. Common equity

At March 31, 2026 the authorized stock of the Company consisted of 75,000,000 shares of common stock without par value.

Changes in outstanding common shares are summarized as follows:

Shares
Outstanding
Balance as of December 31, 2025	20,318,370
Treasury stock purchases	—
Common stock issued (including stock-based compensation impact)	96,728
Balance as of March 31, 2026	20,415,098

Shares
Outstanding
Balance as of December 31, 2024	20,416,908
Treasury stock purchases	(120,799)
Common stock issued (including stock-based compensation impact)	117,986
Balance as of March 31, 2025	20,414,095

Note 19. Restructuring

On August 5, 2025, the Company initiated a restructuring plan (the Plan) designed to reduce fixed costs and optimize its operational footprint. The Plan provided for the consolidation of three warehouses and one manufacturing facility into the Company’s other facilities and is expected to be completed by December 31, 2026.

During the three months ended March 31, 2026, the Plan was expanded to include an additional warehouse facility that is currently leased to a non-related party in Fond du Lac, Wisconsin.

The Company expects to incur aggregate charges between $5,000 and $7,000 in total restructuring costs, which includes approximately $4,300 for equipment relocation and footprint optimization and approximately $1,700 in asset write-downs and related charges. Total restructuring charges incurred during the three months ended March 31, 2026 were $872, recorded in cost of sales in the Condensed Consolidated Statements of Comprehensive Income (Loss). Total cumulative restructuring charges incurred to date related to equipment relocation and footprint optimization within the Plan are $1,736. Total impairment expense and asset write downs during the three months ended March 31, 2026, were $1,544, recorded in impairment of long-lived assets in the Condensed Consolidated Statements of Comprehensive Income (Loss). Total cumulative restructuring charges incurred to date related to asset-write downs and related charges within the Plan are $1,670. The Company expects to incur additional charges under the Plan in future periods as implementation progresses. Changes in accrued restructuring charges during the three months ended March 31, 2026, were as follows:

Other Expenses
Accrued restructuring costs as of December 31, 2025	$359
Expense recognized	872
Cash paid for restructuring expenses	(852)
Accrued restructuring costs as of March 31, 2026	$379

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in the understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 and our unaudited Condensed Consolidated Financial Statements and the notes thereto included in Part I, Item I of this Quarterly Report on Form 10-Q. In this discussion, we use certain non-GAAP financial measures. Explanation of these non-GAAP financial measures and reconciliation to the most directly comparable GAAP financial measures are included in this Management Discussion and Analysis of Financial Condition and Results of Operations. Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.

All amounts are presented in thousands except share amounts, per share data, years and ratios.

Overview

MEC is a leading U.S.-based vertically-integrated, value-added manufacturing partner providing a full suite of manufacturing solutions from concept to production, including design, prototyping and tooling, fabrication, aluminum extrusion, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, datacenter & critical power, agriculture, military and other end markets. We have developed long-standing relationships with our blue-chip customers based upon our commitment to “Unmatched Excellence”.

Our one operating segment focuses on producing metal components that are used in a broad range of heavy- and medium-duty commercial vehicles, construction & access equipment, powersports, datacenter & critical power, agricultural, military and other products.

Macroeconomic Conditions

The broader market dynamics over the past few years have resulted in impacts to the Company including: inflation, elevated interest rates, labor availability, material cost pressures, trade policy uncertainty and inconsistent customer demand. The Company expects some of these dynamics to continue in 2026 and could continue to have an impact on demand, material costs and labor.

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

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses consist primarily of salaries and personnel costs for our sales and marketing, finance, human resources, information systems, administration and certain other managerial employees and certain corporate level administrative expenses such as audit, accounting, legal and other consulting and professional services, travel and insurance.

Other Key Performance Indicators

EBITDA, EBITDA Margin, Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow

EBITDA represents net income (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization. EBITDA Margin represents EBITDA as a percentage of net sales for each period.

Adjusted EBITDA represents EBITDA before stock-based compensation expense, loss on extinguishment of debt and restructuring and impairment. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period.

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

	Three Months Ended
	March 31,
	2026	2025
Net income (loss) and comprehensive income (loss)	$(8,175)	$20
Interest expense	3,661	1,567
Provision (benefit) for income taxes	(3,308)	(10)
Depreciation and amortization	10,950	9,483
EBITDA	3,128	11,060
Stock-based compensation expense (1)	795	1,101
Loss on extinguishment of debt (2)	134	—
Restructuring and impairment (3)	2,416	—
Adjusted EBITDA	$6,473	$12,161
Net sales	$144,780	$135,579
EBITDA Margin	2.2%	8.2%
Adjusted EBITDA Margin	4.5%	9.0%
(1)	Non-cash employee compensation based on the value of common stock issued pursuant to the 2019 Omnibus Incentive Plan.
(2)	Unamortized debt issuance costs written off as part of the execution of the Third Amendment, attributable to lenders that decreased their capacity in the Credit Agreement.
(3)	Restructuring and impairment costs related to the consolidation of four warehouses and one manufacturing facility into the Company’s existing facilities.

The following table presents a reconciliation of net cash provided by (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP, to free cash flow for each of the periods presented.

	Three Months Ended
	March 31,
	2026	2025
Net cash provided by (used in) operating activities	$(2,756)	$8,333
Less: Capital expenditures	4,184	2,962
Free cash flow	$(6,940)	$5,371

Free Cash Flow Analysis Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Free cash flow for the three months ended March 31, 2026 was ($6,940) as compared to $5,371 for the three months ended March 31, 2025, a decrease of $12,311 or 229.2%. The decrease in free cash flow was due to a decrease in cash provided by operating activities and higher capital expenditures. Please see the “Liquidity and Capital Resources” section below for further information.

Consolidated Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	Three Months Ended March 31,
	2026		2025		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$144,780	100.0%	$135,579	100.0%	$9,201	6.8%
Cost of sales	133,819	92.4%	120,255	88.7%	13,564	11.3%
Manufacturing margin	10,961	7.6%	15,324	11.3%	(4,363)	(28.5)%
Amortization of intangible assets	3,130	2.2%	1,733	1.3%	1,397	80.6%
Bonuses and deferred compensation	4,804	3.6%	3,325	2.8%	1,479	44.5%
Other selling, general and administrative expenses	9,171	6.3%	8,689	6.4%	482	5.5%
Impairment of long-lived assets	1,544	1.2%	—	—%	1,544	NM
Income from operations	(7,688)	(5.3)%	1,577	1.2%	(9,265)	(587.5)%
Interest expense	(3,661)	2.5%	(1,567)	1.2%	2,094	133.6%
Loss on extinguishment of debt	(134)	0.1%	—	—%	134	NM
Provision (benefit) for income taxes	(3,308)	(2.3)%	(10)	(0.0)%	(3,298)	32,980.0%
Net income (loss) and comprehensive income (loss)	$(8,175)	(5.6)%	$20	0.0%	$(8,195)	(40,975.0)%
EBITDA	$3,129	2.2%	$11,060	8.2%	$(7,931)	(71.7)%
Adjusted EBITDA	$6,474	4.5%	$12,161	9.0%	$(5,687)	(46.8)%

Net Sales. Net sales were $144,780 for the three months ended March 31, 2026 as compared to $135,579 for the three months ended March 31, 2025, an increase of $9,201, or 6.8%. This increase was driven by the recent acquisition of Accu-Fab and organic growth within the Datacenter & Critical Power, Construction & Access and Powersports end markets. This was partially offset by lower customer demand within the Commercial Vehicle and Military end markets.

Manufacturing Margins. Manufacturing margins were $10,961 for the three months ended March 31, 2026 as compared to $15,324 for the three months ended March 31, 2025, a decrease of $4,363, or 28.5%. The decrease was primarily driven by non-recurring restructuring costs, project launch costs related to the Datacenter & Critical Power end market and lower capacity utilization due to softer demand primarily within the Commercial Vehicle end market, partially offset by higher-margin net sales contribution from the Accu-Fab acquisition.

Manufacturing margin percentages were 7.6% for the three months ended March 31, 2026, as compared to 11.3% for the three months ended March 31, 2025, a decrease of 370 basis points. The decrease was attributable to the items discussed in the preceding paragraph.

Amortization of Intangibles Assets. Amortization of intangible assets were $3,130 for the three months ended March 31, 2026, as compared to $1,733 for the three months ended March 31, 2025, an increase of $1,397 or 80.6%. The increase was due to amortization expense associated with identifiable intangible assets from the Accu-Fab acquisition. Refer to Note 2 – Acquisition, for additional information related to these identifiable intangible assets.

Bonuses and Deferred Compensation Expenses. Bonuses and deferred compensation expenses were $4,804 for the three months ended March 31, 2026 as compared to $3,325 for the three months ended March 31, 2025, an increase of $1,479, or 44.5%. The increase was driven by higher bonus expense, primarily from a one-time cash bonus in connection with the successful completion of the acquisition of Accu-Fab in July 2025. This was partially offset by lower stock-based compensation expense compared to the prior-year period.

Other Selling, General and Administrative Expenses. Other SG&A expenses were $9,171 for the three months ended March 31, 2026 as compared to $8,689 for the three months ended March 31, 2025, an increase of $482, or 5.5%. The increase was primarily attributable to incremental SG&A expenses associated with the acquisition of Accu-Fab.

Impairment of Long-Lived Assets. During the three months ended March 31, 2026, as part of the Company’s restructuring plan (the Plan) designed to reduce fixed costs and optimize its operational footprint, in January 2026, the Company fully exited three warehouses. As the assets are no longer in use, an impairment was recorded for the entirety of the ROU asset balance in relation to these facilities. Additionally, the Plan was expanded during the three months ended March 31, 2026, to include an additional warehouse facility in Fond du Lac, Wisconsin. A partial impairment was recorded related to this location. The remaining net asset balance of this location is included in assets held for sale on the Condensed Consolidated Balance Sheets.

Interest Expense. Interest expense was $3,661 for the three months ended March 31, 2026 as compared to $1,567 for the three months ended March 31, 2025, an increase of $2,094, or 133.6%. The increase was due to an increase in borrowings associated with the Accu-Fab acquisition.

Provision (Benefit) for Income Taxes. Income tax expense (benefit) was ($3,308) for the three months ended March 31, 2026 as compared to ($10) for the three months ended March 31, 2025. The increase in benefit of $3,298 is primarily due to a pre-tax loss in the current year period compared to pre-tax income in the prior year period. Refer to Note 8 – Income Taxes of the Condensed Consolidated Financial Statements for further details.

Due to the factors described in the preceding paragraphs, net income (loss) and comprehensive income (loss), EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin decreased during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Liquidity and Capital Resources

Cash Flows Analysis

	Three Months Ended
	March 31,		Increase (Decrease)
	2026	2025	$ Change	% Change
Net cash provided by (used in) operating activities	$(2,756)	$8,333	(11,089)	(133.1)%
Net cash used in investing activities	(4,179)	(2,959)	(1,220)	(41.2)%
Net cash provided by (used in) financing activities	7,499	(5,397)	12,896	238.9%
Net change in cash	$564	$(23)	$587

Operating Activities. Cash used in operating activities was $2,756 for the three months ended March 31, 2026, as compared to cash provided by operating activities of $8,333 for the three months ended March 31, 2025. The decrease of $11,089 in cash provided by (used in) operating activities was primarily due to lower net income (loss) adjusted for reconciling items and a higher use of cash driven by an increase in inventory and accounts receivable to support higher sales volumes. This was partially offset by higher accrued liabilities.

Investing Activities. Cash used in investing activities was $4,179 for the three months ended March 31, 2026, as compared to $2,959 for the three months ended March 31, 2025. The $1,220 increase in cash used in investing activities was driven by an increase in capital investments needed to support rapidly accelerating demand in the Datacenter & Critical Power end market.

Financing Activities. Cash provided by financing activities was $7,499 for the three months ended March 31, 2026, as compared to cash used in financing activities of $5,397 for the three months ended March 31, 2025. The $12,896 increase in cash provided by financing activities was mainly due to borrowings in excess of debt repayments during the current year period on the Company’s revolving credit facility. Additionally, under the share repurchase plan, the Company purchased $1,747 of common stock in the first three months of 2025 and did not purchase any common stock during the first three months of 2026.

Amended and Restated Credit Agreement

On June 28, 2023, we entered into an amended and restated credit agreement (the Credit Agreement) with certain lenders and Wells Fargo Bank, National Association, as administrative agent (the Agent).

On June 26, 2025, we entered into the First Amendment which increased the amount of total allowable borrowings under the revolving credit facility from $250,000 to $350,000, by exercising the previously available $100,000 accordion feature. All other material terms of the Credit Agreement, including applicable interest rates, remained unchanged.

On February 25, 2026, we entered into the Third Amendment which lowered the amount of total allowable borrowings under the revolving credit facility from $350,000 to $275,000 and reduced our minimum consolidated interest coverage ratio to 2.75 to 1.00, through the fourth quarter of 2026. The Third Amendment also increased our maximum consolidated leverage ratio to 5.25 to 1.00 for the first and second quarter of 2026, 5.00 to 1.00 for the third quarter of 2026, 4.00 to 1.00 for the fourth quarter of 2026 and 3.50 to 1.00 for 2027 and thereafter. As a result of these financial covenant changes, the interest pricing grid now includes additional interest rate tiers. All other material terms of the Credit Agreement remained unchanged. All amounts borrowed under the Credit Agreement mature on June 28, 2028.

Borrowings under the Credit Agreement bear interest at a fluctuating SOFR plus an applicable margin based on the current consolidated total leverage ratio (which may be adjusted for certain reserve requirements), plus 1.25% to 2.75% depending on the current Consolidated Total Leverage Ratio (as defined in the Credit Agreement). Under certain circumstances, we may not be able to pay interest based on SOFR. If that happens, we will be required to pay interest at the Base Rate, which is the sum of the higher of (i) the Prime Rate (as publicly announced by the Agent from time to time), (ii) the Federal Funds Rate plus 0.50% and (iii) Adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%.

At March 31, 2026, the interest rate on outstanding borrowings under the Revolving Loan was 6.42%. After accounting for our debt covenants, we had availability of $42,191 under the revolving credit facility at March 31, 2026.

We must pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Credit Agreement. At March 31, 2026, this fee was 0.35%. We must also pay fees as specified in the Fee Letter (as defined in the Credit Agreement) and with respect to any letters of credit issued under the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness; create, incur, assume or suffer to exist liens; make certain investments; allow our subsidiaries to merge or consolidate with another entity; make certain asset dispositions; pay certain dividends or other distributions to shareholders; enter into transactions with affiliates; enter into sale leaseback transactions; and exceed the limits on annual capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum consolidated interest coverage ratio of 2.75 to 1.00, as well as a consolidated total leverage ratio not to exceed 5.25 to 1.00. As of March 31, 2026, under the terms of the Credit Agreement, our interest coverage ratio was 4.27 to 1.00 and our consolidated total leverage ratio was 4.40 to 1.00.

The Credit Agreement includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, material money judgment, and failure to maintain subsidiary guarantees. If an event of default occurs, the Agent will be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement, termination of the credit facility, and all other actions permitted to be taken by a secured creditor.

Other Debt

Additionally, the Company has a Fond du Lac County and Fond du Lac Economic Development Corporation term note (Fond du Lac Term Note). The Fond du Lac Term Note is secured by a security agreement, payable in annual installments of $500 plus interest at 2.00% and is due in full in December 2028. The balance outstanding as of March 31, 2026 and December 31, 2026 was $1,375. As of March 31, 2026, the short-term and long-term balance of $500 and $875, respectively. These balances are recorded in other current liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets.

Capital Requirements and Sources of Liquidity

During the three months ended March 31, 2026 and 2025, our capital expenditures were $4,184 and $2,962 respectively. The increase of $1,222 was driven by an increase in capital investments needed to support rapidly accelerating demand in the Datacenter & Critical Power end market. Capital expenditures for the full year 2026 are expected to be between $15,000 and $20,000.

We have historically relied upon cash available through credit facilities, in addition to cash from operations, to finance our working capital requirements and to support our growth. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital. We will continue to have access to the availability currently provided under the Credit Agreement as long as we remain compliant with the financial covenants. Based on our estimates at this time, we expect to be in compliance with these financial covenants through 2026 and the foreseeable future.

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

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at March 31, 2026:

		Payments Due by Period
	Total	2026 (Remainder)	2027 – 2028	2029 – 2030	Thereafter
Long-term debt principal payment obligations (1)	$213,767	$500	$213,267	$—	$—
Forecasted interest on debt payment obligations (2)	32,175	10,690	21,485	—	—
Finance lease obligations (3)	8,358	1,558	3,760	2,775	265
Operating lease obligations (3)	33,574	5,855	14,263	9,066	4,390
Total	$287,874	$18,603	$252,775	$11,841	$4,655
(1)	Principal payments under the Company’s Credit Agreement, which expires in June 2028 and the Fond du Lac Term Note, which is due in December 2028.
(2)	Forecasted interest on debt obligations are based on the debt balance, interest rate and unused fee of the Company’s revolving credit facility and debt balance and interest rate of the Company’s Fond due Lac Term Note.
(3)	See Note 5 – Leases in the Notes to Condensed Consolidated Financial Statements for additional information.

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

The amount borrowed under the revolving credit facility under the Credit Agreement was $212,392 with an interest rate of 6.42% as of March 31, 2026. Please see “Liquidity and Capital Resources – Amended and Restated Credit Agreement” in Part I,

Item 2 and Note 4 in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more specifics.

A hypothetical 100-basis-point increase in interest rates would have resulted in an additional $400 of interest expense based on our variable rate debt at March 31, 2026. We do not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect our cash flow.

Commodity Risk

We source a wide variety of materials and components from a network of suppliers. Commodity raw materials, such as steel, aluminum, copper, paint and paint chemicals, and other production costs are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and in many cases utilize contracts with those customers to mitigate the impact of commodity raw material price fluctuations. As of March 31, 2026, we did not have any commodity hedging instruments in place.

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

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026. Management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (GAAP).

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 4, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to purchases we made of shares of our common stock during the quarter ended March 31, 2026:

			Total Number	Dollar Value of
			of Shares	Shares that
	Total		Purchased as	May Yet Be
	Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs (1)
January 2026	—	$—	—	$14,497,519
February 2026	—	$—	—	$14,497,519
March 2026	—	$—	—	$14,497,519
Total	—		—
(1)	On October 26, 2023, the Board of Directors approved a new share repurchase program of up to $25 million of shares through 2026. The new share repurchase program replaced the prior program.

Item 5. Other Information

During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index below are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description

10.1

Second Amendment, dated as of August 15, 2025, to Amended and Restated Credit Agreement, dated as of June 28, 2023, as amended by that First Amendment, dated as of June 26, 2025, by and among Mayville Engineering Company, Inc., certain subsidiaries of Mayville Engineering Company, as guarantors, the lenders from time-to-time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 26, 2026).

10.2

Third Amendment, dated as of February 25, 2026, to Amended and Restated Credit Agreement, dated as of June 28, 2023, as amended by that First Amendment, dated as of June 26, 2025 and that Second Amendment, dated as of August 15, 2026, by and among Mayville Engineering Company, Inc., certain subsidiaries of Mayville Engineering Company, as guarantors, the lenders from time-to-time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for the lenders (including a full conformed copy of the credit agreement, as amended by the third amendment) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 26, 2026).

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

MAYVILLE ENGINEERING COMPANY, INC.

Date: May 6, 2026	By:	/s/ Jagadeesh A. Reddy
Jagadeesh A. Reddy
President, Chief Executive Officer and Director

	By:	/s/ Rachele M. Lehr
Rachele M. Lehr
Chief Financial Officer