Form 10-Q
period 2026-06-30
Mayville Engineering Company, Inc.
filed 2026-08-05
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 25,500,331 shares of common stock, no par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Cash and cash equivalents	$2,203	$1,502
Receivables, net of allowances for doubtful accounts of $690 at June 30, 2026 and $577 at December 31, 2025	77,213	57,551
Inventories, net	69,280	59,398
Tooling in progress	4,137	4,746
Prepaid expenses and other current assets	6,608	5,217
Total current assets	159,441	128,414
Property, plant and equipment, net	152,859	149,996
Assets held for sale	3,082	1,402
Goodwill	140,452	140,246
Intangible assets, net	105,020	111,280
Operating lease assets	26,216	30,473
Other long-term assets	1,505	1,829
Total assets	$588,575	$563,640
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$64,729	$52,377
Current portion of operating lease obligation	6,922	6,729
Accrued liabilities:
Salaries, wages, and payroll taxes	6,837	2,753
Bonuses and deferred compensation	4,241	2,170
Other current liabilities	11,130	10,740
Total current liabilities	93,859	74,769
Bank revolving credit notes	125,718	202,525
Operating lease obligation, less current maturities	22,106	25,572
Deferred compensation, less current portion	5,407	5,240
Deferred income tax liability	6,998	11,298
Other long-term liabilities	9,003	3,499
Total liabilities	263,091	322,903
Commitments and contingencies (see Note 9)
Common shares, no par value, 75,000,000 authorized, 27,684,120 shares issued at June 30, 2026 and 22,505,704 at December 31, 2025	—	—
Additional paid-in-capital	303,794	208,777
Retained earnings	41,706	51,976
Treasury shares at cost, 2,187,334 shares at June 30, 2026 and December 31, 2025	(20,016)	(20,016)
Total shareholders’ equity	325,484	240,737
Total liabilities and shareholders' equity	$588,575	$563,640

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except share amounts and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$162,981	$132,328	$307,761	$267,907
Cost of sales	145,284	118,704	279,107	238,755
Amortization of intangible assets	3,140	1,733	6,270	3,466
Bonuses and deferred compensation	4,845	1,525	9,650	4,850
Other selling, general and administrative expenses	9,324	10,290	18,489	19,182
Impairment of long-lived assets	—	—	1,544	—
Income (loss) from operations	388	76	(7,299)	1,654
Interest expense	(3,475)	(1,398)	(7,137)	(2,965)
Loss on extinguishment of debt	—	—	(134)	—
Income (loss) before taxes	(3,087)	(1,322)	(14,570)	(1,311)
Income tax expense (benefit)	(992)	(225)	(4,300)	(234)
Net income (loss) and comprehensive income (loss)	$(2,095)	$(1,097)	(10,270)	(1,077)

Earnings (loss) per share:
Basic	$(0.09)	$(0.05)	$(0.48)	$(0.05)
Diluted	$(0.09)	$(0.05)	$(0.48)	$(0.05)

Weighted average shares outstanding:
Basic	22,767,889	20,514,496	21,612,917	20,517,579
Diluted	22,767,889	20,699,151	21,612,917	20,718,822

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,270)	$(1,077)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,913	15,619
Amortization	6,270	3,466
Allowance for doubtful accounts	113	46
Inventory excess and obsolescence reserve	921	(187)
Stock-based compensation expense	2,302	2,108
Loss (Gain) on disposal of property, plant and equipment	(4)	5
Impairment of long-lived assets	1,544	—
Deferred compensation	(415)	732
Loss on extinguishment of debt	134	—
Non-cash lease expense	3,141	2,644
Other non-cash adjustments	(181)	141
Changes in operating assets and liabilities:
Accounts receivable	(19,775)	(1,593)
Inventories	(10,803)	996
Tooling in progress	609	983
Prepaids and other current assets	(859)	(168)
Accounts payable	12,446	7,390
Deferred income taxes	(4,300)	(1,075)
Operating lease obligations	(3,325)	(2,596)
Accrued liabilities	5,215	(4,127)
Net cash provided by (used in) operating activities	(1,325)	23,307
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(12,263)	(5,408)
Proceeds from sale of property, plant and equipment	6	6
Net cash used in investing activities	(12,257)	(5,402)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	890,101	560,363
Payments on bank revolving credit notes	(966,908)	(570,808)
Proceeds from stock offering	93,884	—
Payments of financing costs	(398)	(793)
Shares withheld for employees' taxes	(1,169)	(1,335)
Purchase of treasury stock	—	(4,607)
Payments on finance leases	(1,227)	(725)
Net cash provided by (used in) financing activities	14,283	(17,905)
Net increase (decrease) in cash and cash equivalents	701	—
Cash and cash equivalents at beginning of period	1,502	206
Cash and cash equivalents at end of period	$2,203	$206

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,981	$3,208
Cash paid for income taxes	$436	$2,301
Non-cash property, plant and equipment	$1,735	$1,129

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2025	$208,777	$(20,016)	$51,976	$240,737
Net income (loss)	—	—	(8,175)	(8,175)
Stock-based compensation	795	—	—	795
Restricted stock units net of employee tax withholding	(1,171)	—	—	(1,171)
Balance as of March 31, 2026	$208,401	$(20,016)	$43,801	$232,186
Net income (loss)	—	—	(2,095)	(2,095)
Stock-based compensation	1,507	—	—	1,507
Stock offering	93,884	—	—	93,884
Restricted stock units net of employee tax withholding	2	—	—	2
Balance as of June 30, 2026	$303,794	$(20,016)	$41,706	$325,484

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2024	$207,076	$(15,409)	$60,086	$251,753
Net income (loss)	—	—	20	20
Share repurchases	—	(1,747)	—	(1,747)
Stock-based compensation	1,101	—	—	1,101
Restricted stock units net of employee tax withholding	(1,170)	—	—	(1,170)
Balance as of March 31, 2025	$207,007	$(17,156)	$60,106	$249,957
Net income (loss)	—	—	(1,097)	(1,097)
Purchase of treasury stock	—	(2,860)	—	(2,860)
Stock-based compensation	1,007	—	—	1,007
Stock options exercised net of employee tax withholding	(164)	—	—	(164)
Balance as of June 30, 2025	$207,850	$(20,016)	$59,009	$246,843

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

Nature of Operations

Mayville Engineering Company, Inc. (MEC) is a leading U.S.-based, vertically-integrated, value-added manufacturing partner providing a full suite of manufacturing solutions from concept to production, including design, prototyping and tooling, fabrication, aluminum extrusion, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, datacenter & critical power, construction & access equipment, powersports, agriculture, military and other end markets. Founded in 1945 and headquartered in Milwaukee, Wisconsin, we are a leading Tier I U.S. supplier of highly engineered components to original equipment manufacturer (OEM) customers with leading positions in their respective markets. The Company maintains 27 facilities, of which 22 are in operation, located in Arkansas, Illinois, Michigan, Mississippi, North Carolina, Ohio, Pennsylvania, Virginia, and Wisconsin. Our engineering expertise and technical know-how allow us to add value through every product redevelopment cycle.

Our one operating segment focuses on producing metal components that are used in a broad range of heavy- and medium-duty commercial vehicles, datacenter & critical power, construction & access equipment, powersports, agricultural, military and other products.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The ASU addresses 33 items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. Early adoption is permitted. The Company adopted this standard as of January 1, 2026, and the amendments have been applied on a prospective basis. Adoption of ASU 2025-12 did not have a material impact on the Company’s consolidated financial statements.

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

The Company accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations, with MEC being the acquiring entity. Transaction costs related to the acquisition were expensed as incurred within other selling, general, and administrative expenses, and totaled zero and $1,548 for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, transaction costs related to the acquisition were zero and $2,378, respectively.

The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The estimate of the excess purchase price over the estimated fair value of net tangible assets acquired was allocated to identifiable intangible assets and goodwill. The Company engaged an independent third party to assist with the identification and valuation of the acquired assets, including intangible assets. Management made significant estimates and assumptions when determining the fair value of assets acquired and liabilities assumed. These estimates include, but were not limited to, discount rates, projected future net sales, projected future expected cash flows, useful lives, attrition rates and growth rates. These measures are based on significant Level 3 inputs not observable in the market.

The Company estimated the fair value of net assets acquired based on information available during the measurement period and as of June 30, 2026, the valuation process to determine the fair values of the net assets acquired during the measurement period was complete. During the three months ended June 30, 2026 the Company recorded a purchase accounting adjustment to other current liabilities relating to property tax accruals. This adjustment resulted in a $206 increase in other current liabilities with a corresponding increase in acquired goodwill. The fair value of the assets acquired and liabilities assumed were as follows:

	Balance Sheet		Balance Sheet
	Allocation As of	Measurement	Allocation As of
	December 31,	Period	June 30,
	2025	Adjustments	2026
Cash and cash equivalents	$1,123	$—	$1,123
Accounts receivable, net	14,118	—	14,118
Inventory	4,594	—	4,594
Prepaid expenses and other current assets	256	—	256
Property, plant and equipment	9,811	—	9,811
Operating lease assets	4,031	—	4,031
Intangible assets
Customer relationships (1)	67,000	—	67,000
Non-compete agreements (1)	2,200	—	2,200
Other long-term assets	7	—	7
Goodwill	47,596	206	47,802
Total assets acquired	150,736	206	150,942
Accounts payable	(4,101)	—	(4,101)
Lease liabilities, current	(1,246)	—	(1,246)
Accrued liabilities:
Salaries, wages, and payroll taxes	(726)	—	(726)
Bonuses and deferred compensation	(305)	—	(305)
Other current liabilities	(275)	(206)	(481)
Lease liabilities, non-current	(2,786)	—	(2,786)
Other long-term liabilities	(220)	—	(220)
Total liabilities assumed	(9,659)	(206)	(9,865)
Total consideration	$141,077	$—	$141,077
(1)	Customer relationships and non-compete agreements have a useful life of fourteen and two years, respectively.

The Company believes that the information gathered provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed.

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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2025	2025
Net sales	$150,016	$301,881
Net income	$1,495	$2,888

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

Inventories as of June 30, 2026 and December 31, 2025 consist of:

	June 30,	December 31,
	2026	2025
Finished goods and purchased parts	$27,984	$29,962
Raw materials	27,329	18,876
Work-in-process	13,967	10,560
Total	$69,280	$59,398

Property, Plant and Equipment

Property, plant and equipment as of June 30, 2026 and December 31, 2025 consist of:

	Useful Lives	June 30,	December 31,
	Years	2026	2025
Land	Indefinite	$2,564	$2,564
Land improvements	15-39	3,822	4,769
Building and building improvements	15-39	80,912	80,338
Machinery, equipment and tooling	3-10	341,027	327,976
Vehicles	5	6,043	5,720
Office furniture and fixtures	3-7	26,447	25,577
Construction in progress	N/A	8,569	4,725
Total property, plant and equipment, gross		469,384	451,669
Less accumulated depreciation		316,525	301,673
Total property, plant and equipment, net		$152,859	$149,996

Depreciation expense was $8,094 and $7,870 for the three months ended June 30, 2026 and 2025, respectively, and $15,913 and $15,619 for the six months ended June 30, 2026 and 2025, respectively.

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

During the three months ended June 30, 2026, there were no additional impairment expense recorded. As of June 30, 2026, and December 31, 2025, the Company had assets held for sale of $3,082 and $1,402, respectively.

Goodwil

The following table sets forth the changes in the carrying amount of goodwill as of June 30, 2026. The carrying value of goodwill increased by $206 during the six months ended June 30, 2026, due to a measurement period adjustment related to the acquisition of Accu-Fab.

Balance as of December 31, 2025	$140,246
Measurement period adjustment	206
Balance as of June 30, 2026	$140,452

Intangible Assets

The following is a listing of intangible assets, the useful lives in years (amortization period) and accumulated amortization as of June 30, 2026 and December 31, 2025:

		June 30, 2026
	Useful Lives	Gross Carrying	Accumulated
	Years	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships and contracts	9-17	$163,040	$69,427	$93,613
Trade name	10	14,780	11,143	3,637
Developed technology	7	4,962	2,110	2,852
Patents	19	24	17	7
Non-compete agreements	2	2,200	1,100	1,100
Total amortizable intangible assets, net		$185,006	$83,797	$101,209
Non-amortizable brand name	Indefinite	3,811	—	3,811
Total intangible assets, net		$188,817	$83,797	$105,020

		December 31, 2025
	Useful Lives	Gross Carrying	Accumulated
	Years	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships and contracts	9-17	$163,040	$64,817	$98,223
Trade name	10	14,780	10,404	4,376
Developed technology	7	4,962	1,750	3,212
Patents	19	24	16	8
Non-compete agreements	2	2,200	550	1,650
Total amortizable intangible assets, net		$185,006	$77,537	$107,469
Non-amortizable brand name	Indefinite	3,811	—	3,811
Total intangible assets, net		$188,817	$77,537	$111,280

Amortization expense was $3,140 and $1,733 for the three months ended June 30, 2026 and 2025, respectively, and $6,270 and $3,466 for the six months ended June 30, 2026 and 2025, respectively.

Future amortization expense is expected to be as follows:

Year ending December 31,
2026 (remainder)	$6,260
2027	$11,970
2028	$11,364
2029	$9,922
2030	$9,368
Thereafter	$52,325

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

The Company incurred financing costs of $818 and $397 associated with executing the First Amendment and Third Amendment, respectively. Additionally, upon executing the Third Amendment, the Company incurred a loss on extinguishment of debt of $134 associated with unamortized debt issuance costs from prior amendments to the Credit Agreement during the three and six months ended June 30, 2026. As of June 30, 2026, short-term and long-term balances of $719 and $585, respectively, were recorded in prepaid expenses and other current assets and other long-term assets in the Condensed Consolidated Balance Sheets. These deferred financing costs will be amortized over the remaining duration of the Credit Agreement.

 At June 30, 2026, our consolidated total leverage ratio under the Credit Agreement was 2.91 to 1.00 as compared to a covenant maximum of 5.25 to 1.00. At June 30, 2026, our consolidated interest coverage ratio under the Credit Agreement was 3.27 to 1.00 as compared to a covenant minimum of 2.75 to 1.00.

Under the Credit Agreement, interest is payable quarterly at the adjusted secured overnight financing rate (SOFR) plus an applicable margin based on the current consolidated total leverage ratio (which may be adjusted for certain reserve requirements), plus 1.25% to 3.25% depending on the current consolidated total leverage ratio. Under certain circumstances, we may not be able to pay interest based on SOFR. If that happens, we will be required to pay interest at the Base Rate, which is the sum of the higher of (i) the Prime Rate (as publicly announced by the Agent from time to time), (ii) the Federal Funds Rate plus 0.50% and (iii) Adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%. The interest rate was 6.65% and 5.98% as of June 30, 2026 and December 31, 2025, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.35% and 0.30% as of June 30, 2026 and December 31, 2025, respectively.

The Company was in compliance with all financial covenants of its Credit Agreement as of June 30, 2026 and December 31, 2025. The amount borrowed on the revolving credit notes was $125,718 and $202,525 as of June 30, 2026 and December 31, 2025, respectively.

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

Other Debt

Additionally, the Company has a Fond du Lac County and Fond du Lac Economic Development Corporation term note (Fond du Lac Term Note). The Fond du Lac Term Note is secured by a security agreement, payable in annual installments of $500 plus interest at 2.00% and is due in full in December 2028. The balance outstanding as of June 30, 2026 and December 31, 2025 was $1,375. As of June 30, 2026 and December 31, 2025, the short-term and long-term balance was $500 and $875, respectively. These balances are recorded in other current liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets.

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

During the three and six months ended June 30, 2026, the Company recorded zero and $1,169 of lease impairment expense associated with the Plan. Refer to Note 19 – Restructuring, in the Notes to the Condensed Consolidated Financial Statements for additional information related to lease impairment expense.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Finance lease cost:
Amortization of finance lease assets	$456	$181	$746	$314
Interest on finance lease liabilities	110	18	173	27
Total finance lease expense	566	199	919	341
Operating lease expense	1,575	1,321	3,141	2,647
Short-term lease expense	184	326	380	477
Variable lease expense	93	49	114	164
Lease income (1)	(379)	(547)	(924)	(1,094)
Total lease expense (income)	$2,039	$1,348	$3,630	$2,535
(1)	The Company subleased a portion of its Hazel Park, MI and Fond Du Lac, WI facilities during the three and six months ended June 30, 2026 and 2025.

Supplemental information related to leases was as follows:

	Six Months Ended
	June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities for finance leases:
Operating cash flows	$173	$21
Financing cash flows	$1,227	$725

Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$3,876	$3,074

Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	$52	$2,798
Finance leases	$8,150	$911

Note 6. Employee stock ownership plan

Under the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (ESOP), the Company can make annual discretionary contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company subject to the Board of Directors’ approval. The Company recorded no ESOP expense for the three and six months ended June 30, 2026 and 2025.

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

As of June 30, 2026 and December 31, 2025, the ESOP shares consisted of 1,557,606 and 1,903,861 in allocated shares, respectively.

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

The Company provides a 50% match for employee contributions, up to 6%. For the three months ended June 30, 2026 and 2025, the Company’s employer match expense was $984 and $801, respectively. The Company’s employer match expense for the six months ended June 30, 2026 and 2025 was $1,937 and $1,747, respectively.

Note 8. Income taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate and adjusted for discrete taxable events that may occur in the quarter. As the year progresses, the Company will refine its estimate based on facts and circumstances by each tax jurisdiction.

Income tax expense (benefit) was ($992) and ($225), and the effective tax rate (ETR) was 32.13% and 17.02% for the three months ended June 30, 2026 and 2025, respectively. Income tax expense (benefit) was ($4,300) and ($234), and the effective tax rate

(ETR) was 29.51% and 17.85% for the six months ended June 30, 2026 and 2025, respectively. The Company’s ETR is different from the expected tax rate due to state taxes, non-deductible items, research and development credits and excess tax benefit associated with stock-based compensation items.

Uncertain Tax Positions

Based on the Company’s evaluation, there is one unrecognized tax benefit requiring recognition in its financial statements as of June 30, 2026. Any interest and penalties related to uncertain tax positions are recorded in income tax expense (benefit) on the Condensed Consolidated Statements of Comprehensive Income (Loss). The entire balance of unrecognized tax benefits as of June 30, 2026, if recognized, would affect the Company’s effective tax rate.

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

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the three and six months ended June 30, 2026, eligible employees elected to defer compensation of $22 and $153, respectively. Eligible employees elected to defer compensation of $75 and $675 for the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, the short-term portion accrued for all benefit years less than twelve months under this plan was $420 and $1,000, respectively, which is included within bonuses and deferred compensation on the Condensed Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, the long-term portion accrued for all benefit years greater than twelve months under this plan was $5,407 and $5,240. These amounts include the initial deferral of compensation and were adjusted for changes in the value of investment options chosen by the participants. Total expense for the deferred compensation plan for the three and six months ended June 30, 2026 was $587 and $434, respectively. Total expense for the deferred compensation plan for the three and six months ended June 30, 2025 was $383 and $310, respectively. These expenses are included in bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income (Loss). Additionally, the Company made cash distributions of $1,000 and $253 for the six months ended June 30, 2026 and 2025, respectively.

Note 11. Self-funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees and estimated unpaid claims. The Company has an aggregate stop loss limit to mitigate risk. Expenses related to this contract were $6,043 and $3,642 for the three months ended June 30, 2026 and 2025, respectively and $10,654 and $7,772 for the six months ended June 30, 2026 and 2025. An accrued liability of $986 and $891 was recorded as of June 30, 2026 and December 31, 2025, respectively, for estimated unpaid claims and is included within other current liabilities on the Condensed Consolidated Balance Sheets.

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

The Company’s President, Chief Executive Officer and Director is the CODM.

Note 13. Fair value of financial instruments

Fair value provides information on what the Company may realize if certain assets were sold or might pay to transfer certain liabilities based upon an exit price. Financial assets and liabilities that are measured and reported at fair value are classified into a three-level hierarchy that prioritizes the inputs used in the valuation process. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The hierarchy is based on the observability and objectivity of the pricing inputs as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data. Long-term debt is classified as a Level 2 fair value input.
●	Level 3 – Prices or valuation techniques that require significant unobservable data inputs. These inputs would normally be the Company’s own data and judgements about assumptions that market participants would use in pricing the asset or liability.

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

Balance at	Fair Value Measurements at
June 30,	Report Date Using

	2026	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$5,826	$5,826	$—	$—
Total	$5,826	$5,826	$—	$—

	Balance at	Fair Value Measurements at
	December 31,	Report Date Using
	2025	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$6,240	$6,240	$—	$—
Total	$6,240	$6,240	$—	$—

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

The Company’s non-financial assets such as goodwill, intangible assets, property, plant, and equipment and leases are re-measured at fair value when there is an indication of impairment and adjusted only when an impairment charge is recognized. As of June 30, 2026 and December 31, 2025, impairment related to these non-financial assets was recognized as $1,547 and zero, respectively.

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

A reconciliation of basic and diluted net income (loss) per share attributable to the Company were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss) attributable to MEC	$(2,095)	$(1,097)	$(10,270)	$(1,077)
Weighted average shares outstanding	22,767,889	20,514,496	21,612,917	20,517,579
Basic income (loss) per share	$(0.09)	$(0.05)	$(0.48)	$(0.05)

Weighted average shares outstanding	22,767,889	20,514,496	21,612,917	20,517,579
Effect of dilutive stock-based compensation	—	184,655	—	201,243
Total potential shares outstanding	22,767,889	20,699,151	21,612,917	20,718,822
Diluted income (loss) per share	$(0.09)	$(0.05)	$(0.48)	$(0.05)

There were 110,775 and 60,654 options in the money that were excluded in the computation of diluted earnings per share for the three and six months ended June 30, 2026, respectively, that had an anti-dilutive impact on earnings per share.

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

The Company’s contracts with customers are short-term in nature; therefore, revenue is typically recognized, billed and collected within a 12-month period. The following table reflects the changes in our contract assets and liabilities during the three months ended June 30, 2026:

	Contract	Contract
	Assets	Liabilities
As of December 31, 2025	$4,746	$3,315
Net activity	(609)	(699)
As of June 30, 2026	$4,137	$2,616

During the six months ended June 30, 2026, revenue recognized from deferred revenue that was recorded as a contract liability at the beginning of 2026 was $1,607. During the six months ended June 30, 2025, revenue recognized from deferred revenue that was recorded as a contract liability at the beginning of 2025 was $2,514.

Disaggregated Revenue

The following tables represent a disaggregation of revenue by product category and end market:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product Category	2026	2025	2026	2025
Outdoor sports	$1,739	$2,107	$3,329	$3,892
Fabrication	95,344	63,956	176,858	131,814
Performance structures	41,839	39,860	86,380	83,194
Tube	19,688	20,560	35,792	37,070
Tank	8,123	9,296	14,836	19,185
Total	166,733	135,779	317,195	275,155
Intercompany sales elimination	(3,752)	(3,451)	(9,434)	(7,248)
Total, net sales	$162,981	$132,328	$307,761	$267,907

	Three Months Ended		Six Months Ended
	June 30,		June 30,
End Market	2026	2025	2026	2025
Commercial vehicle	$50,826	$49,134	$89,508	$100,010
Datacenter & critical power	29,050	5,039	52,644	9,182
Construction & access	23,135	20,173	43,264	39,698
Powersports	18,452	19,625	41,843	41,875
Agriculture	8,960	9,233	19,341	20,168
Military	6,456	8,342	12,223	16,829
Other	26,102	20,782	48,938	40,145
Total, net sales	$162,981	$132,328	$307,761	$267,907

In connection with the acquisition of Accu-Fab, the Company added a new end market category, datacenter & critical power, to its revenue disaggregation. As a result, certain revenue previously reported within the other end market has been reclassified to the datacenter & critical power end market for all periods presented. Specifically, $5,039 and $9,182 of revenue for the three and six months ended June 30, 2025, were reclassified from the other end market to the datacenter & critical power end market to conform to the current period presentation.

Note 16. Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales or net trade receivables:

	Net Sales		Net Sales		Accounts Receivable
	Three Months Ended		Six Months Ended		As of	As of
	June 30,		June 30,		June 30,	December 31,
	2026	2025	2026	2025	2026	2025
Customer
A	14.4%	15.5%	13.5%	16.1%	10.4%	<10%
B	<10%	11.3%	10.3%	11.0%	<10%	<10%
C	<10%	<10%	<10%	<10%	<10%	10.9%

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

The total number of shares of the Company’s common stock still available for issuance under the 2019 Omnibus Incentive Plan as of June 30, 2026 is 1,246,827.

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

Stock-based compensation expense was $1,507 and $1,007 for the three months ended June 30, 2026 and 2025, respectively, and $2,302 and $2,108 for the six months ended June 30, 2026 and 2025, respectively. The Company reports stock-based compensation within bonuses and deferred compensation in the Condensed Consolidated Statements of Comprehensive Income (Loss).

There were no stock options granted by the Company to employees during the three and six months ended June 30, 2026 and 2025. Stock option grants expire 10 years subsequent to the grant date. Stock-based compensation expense related to stock options is calculated by estimating the fair value of non-qualified stock options at the time of grant and is amortized over the stock options’ vesting period. All stock options have been fully vested as of June 30, 2026. There were 7,414 stock options exercised during the six months ended June 30, 2026. As of June 30, 2026, 328,300 stock options remained outstanding with a weighted average strike price of $14.44 and a weighted average contractual life of 5.85 years.

The Company granted 39,912 and 58,795 RSUs, during the three months ended June 30, 2026 and 2025, respectively. The Company granted 308,108 and 323,137 RSUs, during the six months ended June 30, 2026 and 2025, respectively. The RSUs granted to employees vest ratably over a three-year period beginning the year subsequent to the grant date. Director awards vest one year subsequent to the grant date.

No PSUs were granted by the Company to employees during the three months ended June 30, 2026 and 2025. The Company granted 185,127 and 169,062 PSUs during the six months ended June 30, 2026 and 2025, respectively. PSUs are earned based on the achievement of pre-determined financial performance goals at the end of a three-year performance measurement period.

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

The performance goals for the PSUs granted in 2025 are weighted 50% on the three-year average of the Company’s Return on Invested Capital (ROIC) and 50% on the Company’s adjusted EBITDA target. ROIC represents net operating profit after taxes divided by invested capital. The number of earned PSUs can range from 50% (threshold) to 200% (maximum) of the target award, with no PSUs earned for performance below the threshold level.

Note 18. Common equity

At June 30, 2026 the authorized stock of the Company consisted of 75,000,000 shares of common stock without par value.

Changes in outstanding common shares are summarized as follows:

Shares
Outstanding
Balance as of December 31, 2025	20,318,370
Treasury stock purchases	—
Common stock issued (including stock-based compensation impact) (1)	5,178,416
Balance as of June 30, 2026	25,496,786

Shares
Outstanding
Balance as of December 31, 2024	20,416,908
Treasury stock purchases	(304,136)
Common stock issued (including stock-based compensation impact)	187,205
Balance as of June 30, 2025	20,299,977
(1)	On May 21, 2026, the Company completed a common stock offering which resulted in 5,000,000 shares of common stock being issued at a price of $20.00. Proceeds net of underwriting fees and other direct costs from the common stock offering were used to reduce the outstanding balance owed on the Company’s revolving credit facility.

Note 19. Restructuring

On August 5, 2025, the Company initiated a restructuring plan (the Plan) designed to reduce fixed costs and optimize its operational footprint. The Plan provided for the consolidation of three warehouses and one manufacturing facility into the Company’s other facilities and was completed as of June 30, 2026.

During the three months ended March 31, 2026, the Plan was expanded to include an additional warehouse facility that is currently leased to a non-related party in Fond du Lac, Wisconsin.

During the three months ended June 30, 2026, the Plan was revised to retain the manufacturing facility to help meet demand relating to the datacenter & critical power market. The revised plan did not include any costs related to this facility.

Total restructuring charges related to equipment relocation and footprint optimization within the Plan incurred during the three and six months ended June 30, 2026 were $45 and $917, respectively, recorded in cost of sales in the Condensed Consolidated Statements of Comprehensive Income (Loss). Total cumulative restructuring charges incurred related to equipment relocation and footprint optimization within the Plan are $1,781. Total impairment expense and asset write downs during the three and six months ended June 30, 2026, were zero and $1,544, respectively, recorded in impairment of long-lived assets in the Condensed Consolidated Statements of Comprehensive Income (Loss). Total cumulative restructuring charges incurred related to asset-write downs and related charges within the Plan are $1,670. The Company expects to incur no additional charges under the Plan and considers it complete as of June 30, 2026. In total, the Company incurred restructuring charges of $3,451 related to the execution of the Plan. Changes in accrued restructuring charges during the six months ended June 30, 2026, were as follows:

Other Expenses
Accrued restructuring costs as of December 31, 2025	$359
Expense recognized	917
Cash paid for restructuring expenses	(1,264)
Accrued restructuring costs as of June 30, 2026	$12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in the understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 and our unaudited Condensed Consolidated Financial Statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In this discussion, we use certain non-GAAP financial measures. Explanation of these non-GAAP financial measures and reconciliation to the most directly comparable GAAP financial measures are included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.

All amounts are presented in thousands except share amounts, per share data, years and ratios.

Overview

MEC is a leading U.S.-based vertically-integrated, value-added manufacturing partner providing a full suite of manufacturing solutions from concept to production, including design, prototyping and tooling, fabrication, aluminum extrusion, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, datacenter & critical power, construction & access equipment, powersports, agriculture, military and other end markets. We have developed long-standing relationships with our blue-chip customers based upon our commitment to “Unmatched Excellence”.

Our one operating segment focuses on producing metal components that are used in a broad range of heavy- and medium-duty commercial vehicles, datacenter & critical power, construction & access equipment, powersports, agricultural, military and other products.

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

Adjusted EBITDA represents EBITDA before stock-based compensation expense, loss on extinguishment of debt, CFO transition costs, natural disaster costs, acquisition related costs and restructuring and impairment costs. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period.

Free cash flow represents net cash provided by (used in) operating activities less cash flow used in the purchase of property, plant and equipment.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss) and comprehensive income (loss)	$(2,095)	$(1,097)	$(10,270)	$(1,077)
Interest expense	3,475	1,398	7,137	2,965
Provision (benefit) for income taxes	(992)	(225)	(4,300)	(234)
Depreciation and amortization	11,234	9,603	22,184	19,086
EBITDA	11,622	9,679	14,751	20,740
Stock-based compensation expense (1)	1,507	1,007	2,302	2,108
Loss on extinguishment of debt (2)	—	—	134	—
CFO transition costs (3)	—	1,148	—	1,148
Natural disaster costs (4)	—	293	—	293
Acquisition related costs (5)	—	1,548	—	2,378
Restructuring and impairment (6)	45	—	2,460	—
Adjusted EBITDA	$13,174	$13,675	$19,647	$26,667
Net sales	$162,981	$132,328	$307,761	$267,907
EBITDA Margin	7.1%	7.3%	4.8%	7.7%
Adjusted EBITDA Margin	8.1%	10.3%	6.4%	10.0%
(1)	Non-cash employee compensation based on the value of common stock issued pursuant to the 2019 Omnibus Incentive Plan.
(2)	Unamortized debt issuance costs written off as part of the execution of the Third Amendment, attributable to lenders that decreased their capacity in the Credit Agreement.
(3)	Costs associated with the separation of the former CFO.
(4)	Costs incurred for facility clean-up following tornado damage at one of the Company’s locations.
(5)	Transaction costs, primarily legal and professional services, related to the acquisition of Accu-Fab.
(6)	Restructuring and impairment costs related to the consolidation of four warehouses into the Company’s existing facilities.

The following table presents a reconciliation of net cash provided by (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP, to free cash flow for each of the periods presented.

	Six Months Ended
	June 30,
	2026	2025
Net cash provided by (used in) operating activities	$(1,325)	$23,307
Less: Capital expenditures	12,263	5,408
Free cash flow	$(13,588)	$17,899

Free Cash Flow Analysis Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Free cash flow for the six months ended June 30, 2026 was ($13,588) as compared to $17,899 for the six months ended June 30, 2025, a decrease of $31,487 or 175.9%. Please see the “Liquidity and Capital Resources” section below for further information.

Consolidated Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended June 30,
	2026		2025		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$162,981	100.0%	$132,328	100.0%	$30,653	23.2%
Cost of sales	145,284	89.1%	118,704	89.7%	26,580	22.4%
Manufacturing margin	17,697	10.9%	13,624	10.3%	4,073	29.9%
Amortization of intangible assets	3,140	1.9%	1,733	1.3%	1,407	81.2%
Bonuses and deferred compensation	4,845	3.0%	1,525	1.2%	3,320	217.7%
Other selling, general and administrative expenses	9,324	5.7%	10,290	7.8%	(966)	(9.4)%
Income from operations	388	0.2%	76	0.1%	312	410.5%
Interest expense	(3,475)	(2.1)%	(1,398)	(1.1)%	2,077	148.6%
Provision (benefit) for income taxes	(992)	(0.6)%	(225)	(0.2)%	767	340.9%
Net income (loss) and comprehensive income (loss)	$(2,095)	(1.3)%	$(1,097)	(0.8)%	$998	91.0%
EBITDA	$11,622	7.1%	$9,679	7.3%	$1,943	20.1%
Adjusted EBITDA	$13,174	8.1%	$13,675	10.3%	$(501)	(3.7)%

Net Sales. Net sales were $162,981 for the three months ended June 30, 2026 as compared to $132,328 for the three months ended June 30, 2025, an increase of $30,653, or 23.2%. This increase was driven by organic growth in the Datacenter & Critical Power, Commercial Vehicle, and Construction & Access end markets and the impact of the Accu-Fab acquisition completed in the third quarter of 2025. These increases were partially offset by lower demand in the Powersports, Agriculture and Military end markets.

Manufacturing Margins. Manufacturing margins were $17,697 for the three months ended June 30, 2026 as compared to $13,624 for the three months ended June 30, 2025, an increase of $4,073, or 29.9%. Manufacturing margin percentages were 10.9% for the three months ended June 30, 2026, as compared to 10.3% for the three months ended June 30, 2025, an increase of 60 basis points. The increase was primarily driven by higher margin sales contribution from the Accu-Fab acquisition and improved capacity utilization as several legacy end markets demand improved. This increase was partially offset by project launch costs and higher costs associated with ongoing workforce expansion to support demand.

Amortization of Intangible Assets. Amortization of intangible assets was $3,140 for the three months ended June 30, 2026, as compared to $1,733 for the three months ended June 30, 2025, an increase of $1,407 or 81.2%. The increase was due to amortization expense associated with identifiable intangible assets from the Accu-Fab acquisition. Refer to Note 2 – Acquisition, for additional information related to these identifiable intangible assets.

Bonuses and Deferred Compensation Expenses. Bonuses and deferred compensation expenses were $4,845 for the three months ended June 30, 2026 as compared to $1,525 for the three months ended June 30, 2025, an increase of $3,320, or 217.7%.

The increase was driven by higher bonus accruals aligning with Company financial performance and the addition of employees associated with the Accu-Fab acquisition.

Other Selling, General and Administrative Expenses. Other SG&A expenses were $9,324 for the three months ended June 30, 2026 as compared to $10,290 for the three months ended June 30, 2025, a decrease of $966, or 9.4%. The decrease was primarily attributable non-recurring executive transition expenses and Accu-Fab acquisition-related costs in the prior year, partially offset by incremental SG&A expenses associated with the acquisition.

Interest Expense. Interest expense was $3,475 for the three months ended June 30, 2026 as compared to $1,398 for the three months ended June 30, 2025, an increase of $2,077, or 148.6%. The increase was due to increased average borrowings and interest rate under the Company’s revolving credit facility and the timing of debt repayments made during the period.

Provision (Benefit) for Income Taxes. Income tax expense (benefit) was ($992) for the three months ended June 30, 2026 as compared to ($225) for the three months ended June 30, 2025. The increase in benefit of $767 is primarily due to a greater pre-tax loss in the current year period compared to the pre-tax loss in the prior year period. Refer to Note 8 – Income Taxes of the Condensed Consolidated Financial Statements for further details.

Due to the factors described in the preceding paragraphs, net income (loss) and comprehensive income (loss), Adjusted EBITDA, Adjusted EBITDA Margin and EBITDA Margin decreased while EBITDA increased during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended June 30,
	2026		2025		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$307,761	100.0%	$267,907	100.0%	$39,854	14.9%
Cost of sales	279,107	90.7%	238,755	89.1%	40,352	16.9%
Manufacturing Margin	28,654	9.3%	29,152	10.9%	(498)	(1.7)%
Amortization of intangible assets	6,270	2.0%	3,466	1.3%	2,804	80.9%
Bonuses and deferred compensation	9,650	3.1%	4,850	1.8%	4,800	99.0%
Other selling, general and administrative expenses	18,489	6.0%	19,182	7.2%	(693)	(3.6)%
Impairment of long-lived assets	1,544	0.5%	—	—%	1,544	NM
Income from operations	(7,299)	(2.4)%	1,654	0.6%	(8,953)	(541.3)%
Interest expense	(7,137)	(2.3)%	(2,965)	(1.1)%	4,172	140.7%
Loss on extinguishment of debt	(134)	(0.0)%	—	—%	(134)	NM %
Provision (benefit) for income taxes	(4,300)	(1.4)%	(234)	(0.1)%	4,066	1,737.6%
Net income (loss) and comprehensive income (loss)	$(10,270)	(3.3)%	$(1,077)	(0.4)%	$9,193	853.5%
EBITDA	$14,751	4.8%	$20,740	7.7%	$(5,989)	(28.9)%
Adjusted EBITDA	$19,647	6.4%	$26,667	10.0%	$(7,020)	(26.3)%

Net Sales. Net sales were $307,761 for the six months ended June 30, 2026 as compared to $267,907 for the six months ended June 30, 2025, an increase of $39,854, or 14.9%. This increase was driven by organic growth in the Datacenter & Critical Power and Construction & Access end markets and the impact of the Accu-Fab acquisition completed in the third quarter of 2025. These increases were partially offset by lower demand in the Agriculture and Military end markets.

Manufacturing Margins. Manufacturing margins were $28,654 for the six months ended June 30, 2026 as compared to $29,152 for the six months ended June 30, 2025, a decrease of $498, or 1.7%. Manufacturing margin percentages were 9.3% for the six months ended June 30, 2026, as compared to 10.9% for the six months ended June 30, 2025, a decrease of 160 basis points. The decrease was primarily driven by non-recurring restructuring costs, project launch costs related to the Datacenter & Critical Power end market and lower capacity utilization due to softer demand primarily within the Commercial Vehicle end market, partially offset by higher margin sales contribution from the Accu-Fab acquisition.

Amortization of Intangible Assets. Amortization of intangible assets was $6,270 for the six months ended June 30, 2026, as compared to $3,466 for the six months ended June 30, 2025, an increase of $2,804 or 80.9%. The increase was due to amortization expense associated with identifiable intangible assets from the Accu-Fab acquisition. Refer to Note 2 – Acquisition, for additional information related to these identifiable intangible assets.

Bonuses and Deferred Compensation Expenses. Bonuses and deferred compensation expenses were $9,650 for the six months ended June 30, 2026 as compared to $4,850 for the six months ended June 30, 2025, an increase of $4,800, or 99.0%. The increase was driven by a one-time cash bonus in connection with the successful completion of the acquisition of Accu-Fab in July 2025 and higher bonus accruals aligning with Company financial performance and the addition of employees associated with the Accu-Fab acquisition.

Other Selling, General and Administrative Expenses. Other SG&A expenses were $18,489 for the six months ended June 30, 2026 as compared to $19,182 for the six months ended June 30, 2025, a decrease of $693, or 3.6%. The decrease was primarily attributable to non-recurring executive transition expenses and Accu-Fab acquisition-related costs in the prior year, partially offset by incremental SG&A expenses associated with the acquisition.

Impairment of Long-Lived Assets. During the six months ended June 30, 2026, as part of the Company’s restructuring plan (the Plan) designed to reduce fixed costs and optimize its operational footprint, in January 2026, the Company fully exited four warehouses. As the assets are no longer in use, an impairment was recorded for the entirety of the ROU asset balance in relation to these facilities.

Interest Expense. Interest expense was $7,137 for the six months ended June 30, 2026 as compared to $2,965 for the six months ended June 30, 2025, an increase of $4,172, or 140.7%. The increase was due to increased average borrowings and interest rate under the Company’s revolving credit facility and the timing of debt repayment during the six months ended June 30, 2026.

Provision (Benefit) for Income Taxes. Income tax expense (benefit) was ($4,300) for the six months ended June 30, 2026 as compared to ($234) for the six months ended June 30, 2025. The increase in benefit of $4,066 is primarily due to greater pre-tax loss in the current year period compared to the pre-tax loss in the prior year period. Refer to Note 8 – Income Taxes of the Condensed Consolidated Financial Statements for further details.

Due to the factors described in the preceding paragraphs, net income (loss) and comprehensive income (loss), EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin decreased during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Liquidity and Capital Resources

Cash Flows Analysis

	Six Months Ended
	June 30,		Increase (Decrease)
	2026	2025	$ Change	% Change
Net cash provided by (used in) operating activities	$(1,325)	$23,307	(24,632)	(105.7)%
Net cash used in investing activities	(12,257)	(5,402)	(6,855)	(126.9)%
Net cash provided by (used in) financing activities	14,283	(17,905)	32,188	179.8%
Net change in cash	$701	$—	$701

Operating Activities. Cash used in operating activities was $1,325 for the six months ended June 30, 2026, as compared to cash provided by operating activities of $23,307 for the six months ended June 30, 2025. The decrease of $24,632 in cash provided by (used in) operating activities was primarily due to lower net income (loss) adjusted for reconciling items and a higher use of cash driven by an increase in inventory and accounts receivable supporting higher sales volumes. This was partially offset by an increase in cash provided by higher in accounts payables and accrued liabilities.

Investing Activities. Cash used in investing activities was $12,257 for the six months ended June 30, 2026, as compared $5,402 for the six months ended June 30, 2025. The $6,855 increase in cash used in investing activities was driven by an increase in capital investments needed to support rapidly accelerating demand in the Datacenter & Critical Power end market.

Financing Activities. Cash provided by financing activities was $14,283 for the six months ended June 30, 2026, as compared to cash used in financing activities of $17,905 for the six months ended June 30, 2025. The increase of $32,188 in cash provided by financing activities was primarily driven by proceeds received from the Company’s stock offering, partially offset by payments on the Company’s revolving credit facility that exceeded borrowings during the period.

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

Borrowings under the Credit Agreement bear interest at a fluctuating SOFR plus an applicable margin based on the current consolidated total leverage ratio (which may be adjusted for certain reserve requirements), plus 1.25% to 3.25% depending on the current Consolidated Total Leverage Ratio (as defined in the Credit Agreement). Under certain circumstances, we may not be able to pay interest based on SOFR. If that happens, we will be required to pay interest at the Base Rate, which is the sum of the higher of (i) the Prime Rate (as publicly announced by the Agent from time to time), (ii) the Federal Funds Rate plus 0.50% and (iii) Adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%.

At June 30, 2026, the interest rate on outstanding borrowings under the Revolving Loan was 6.65%. After accounting for our debt covenants, we had availability of $108,505 under the revolving credit facility at June 30, 2026.

We must pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Credit Agreement. At June 30, 2026, this fee was 0.35%. We must also pay fees as specified in the Fee Letter (as defined in the Credit Agreement) and with respect to any letters of credit issued under the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness; create, incur, assume or suffer to exist liens; make certain investments; allow our subsidiaries to merge or consolidate with another entity; make certain asset dispositions; pay certain dividends or other distributions to shareholders; enter into transactions with affiliates; enter into sale leaseback transactions; and exceed the limits on annual capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum consolidated interest coverage ratio of 2.75 to 1.00, as well as a consolidated total leverage ratio not to exceed 5.25 to 1.00. As of June 30, 2026, under the terms of the Credit Agreement, our interest coverage ratio was 3.27 to 1.00 and our consolidated total leverage ratio was 2.91 to 1.00.

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

Other Debt

Additionally, the Company has a Fond du Lac County and Fond du Lac Economic Development Corporation term note (Fond du Lac Term Note). The Fond du Lac Term Note is secured by a security agreement, payable in annual installments of $500 plus interest at 2.00% and is due in full in December 2028. The balance outstanding as of June 30, 2026 and December 31, 2025 was $1,375. As of June 30, 2026, the short-term and long-term balance of $500 and $875, respectively. These balances are recorded in other current liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets.

Capital Requirements and Sources of Liquidity

During the six months ended June 30, 2026 and 2025, our capital expenditures were $11,755 and $5,408 respectively. The increase of $6,347 was driven by an increase in capital investments needed to support rapidly accelerating demand in the Datacenter & Critical Power end market. Capital expenditures for the full year 2026 are expected to be between $25,000 and $35,000.

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

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at June 30, 2026:

		Payments Due by Period
	Total	2026 (Remainder)	2027 – 2028	2029 – 2030	Thereafter
Long-term debt principal payment obligations (1)	$127,093	$500	$126,593	$—	$—
Forecasted interest on debt payment obligations (2)	23,026	5,755	17,271	—	—
Finance lease obligations (3)	10,803	1,358	4,960	3,976	508
Operating lease obligations (3)	31,635	3,916	14,263	9,066	4,390
Total	$192,557	$11,529	$163,088	$13,042	$4,898
(1)	Principal payments under the Company’s Credit Agreement, which expires in June 2028 and the Fond du Lac Term Note, which is due in December 2028.
(2)	Forecasted interest on debt obligations are based on the debt balance, interest rate and unused fee of the Company’s revolving credit facility and debt balance and interest rate of the Company’s Fond du Lac Term Note.
(3)	See Note 5 – Leases in the Notes to Condensed Consolidated Financial Statements for additional information.

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

The amount borrowed under the revolving credit facility under the Credit Agreement was $125,718 with an interest rate of 6.65% as of June 30, 2026. Please see “Liquidity and Capital Resources – Amended and Restated Credit Agreement” in Part I, Item 2 and Note 4 in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more specifics.

A hypothetical 100-basis-point increase in interest rates would have resulted in an additional $941 of interest expense based on our variable rate debt at June 30, 2026. We do not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect our cash flow.

Commodity Risk

We source a wide variety of materials and components from a network of suppliers. Commodity raw materials, such as steel, aluminum, copper, paint and paint chemicals, and other production costs are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and in many cases utilize contracts with those customers to mitigate the impact of commodity raw material price fluctuations. As of June 30, 2026, we did not have any commodity hedging instruments in place.

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

As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026. Management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (GAAP).

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to purchases we made of shares of our common stock during the quarter ended June 30, 2026:

			Total Number	Dollar Value of
			of Shares	Shares that
	Total		Purchased as	May Yet Be
	Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs (1)
April 2026	—	$—	—	$14,497,519
May 2026	—	$—	—	$14,497,519
June 2026	—	$—	—	$14,497,519
Total	—		—
(1)	On October 26, 2023, the Board of Directors approved a new share repurchase program of up to $25 million of shares through 2026. The new share repurchase program replaced the prior program.

Item 5. Other Information

During the six months ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

MAYVILLE ENGINEERING COMPANY, INC.

Date: August 5, 2026	By:	/s/ Jagadeesh A. Reddy
Jagadeesh A. Reddy
President, Chief Executive Officer and Director

	By:	/s/ Rachele M. Lehr
Rachele M. Lehr
Chief Financial Officer