Form 10-Q
period 2026-09-30
Mayville Engineering Company, Inc.
filed 2026-11-04
CIK 1766368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 31, 2026, the registrant had 25,501,050 shares of common stock, no par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Cash and cash equivalents	$1,509	$1,502
Receivables, net of allowances for doubtful accounts of $720 at September 30, 2026 and $577 at December 31, 2025	86,211	57,551
Inventories, net	78,158	59,398
Tooling in progress	2,643	4,746
Prepaid expenses and other current assets	6,074	5,217
Total current assets	174,595	128,414
Property, plant and equipment, net	159,970	149,996
Assets held for sale	3,082	1,402
Goodwill	140,452	140,246
Intangible assets, net	101,890	111,280
Operating lease assets	24,628	30,473
Other long-term assets	1,222	1,829
Total assets	$605,839	$563,640
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$71,258	$52,377
Current portion of operating lease obligation	7,013	6,729
Accrued liabilities:
Salaries, wages, and payroll taxes	6,045	2,753
Bonuses and deferred compensation	4,423	2,170
Other current liabilities	11,538	10,740
Total current liabilities	100,277	74,769
Bank revolving credit notes	130,174	202,525
Operating lease obligation, less current maturities	20,311	25,572
Deferred compensation, less current portion	5,426	5,240
Deferred income tax liability	7,955	11,298
Other long-term liabilities	14,367	3,499
Total liabilities	278,510	322,903
Commitments and contingencies (see Note 8)
Common shares, no par value, 75,000,000 authorized, 27,688,384 shares issued at September 30, 2026 and 22,505,704 at December 31, 2025	—	—
Additional paid-in-capital	305,215	208,777
Retained earnings	42,130	51,976
Treasury shares at cost, 2,187,334 shares at September 30, 2026 and December 31, 2025	(20,016)	(20,016)
Total shareholders’ equity	327,329	240,737
Total liabilities and shareholders' equity	$605,839	$563,640

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except share amounts and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$170,358	$144,310	$478,119	$412,217
Cost of sales	151,595	128,371	430,702	367,126
Amortization of intangible assets	3,130	3,125	9,400	6,591
Bonuses and deferred compensation	2,461	2,221	12,111	7,071
Other selling, general and administrative expenses	8,834	10,545	27,323	29,727
Impairment of long-lived assets	—	—	1,544	—
Income (loss) from operations	4,338	48	(2,961)	1,702
Interest expense	(2,956)	(3,430)	(10,093)	(6,395)
Loss on extinguishment of debt	—	—	(134)	—
Income (loss) before taxes	1,382	(3,382)	(13,188)	(4,693)
Income tax expense (benefit)	958	(707)	(3,342)	(941)
Net income (loss) and comprehensive income (loss)	$424	$(2,675)	(9,846)	(3,752)

Earnings (loss) per share:
Basic	$0.02	$(0.13)	$(0.43)	$(0.18)
Diluted	$0.02	$(0.13)	$(0.43)	$(0.18)

Weighted average shares outstanding:
Basic	25,590,157	20,423,858	22,953,232	20,485,995
Diluted	25,830,313	20,423,858	22,953,232	20,485,995

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,846)	$(3,752)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	24,029	23,630
Amortization	9,400	6,591
Allowance for doubtful accounts	143	71
Inventory excess and obsolescence reserve	722	(208)
Stock-based compensation expense	3,763	2,953
Loss (gain) on disposal of property, plant and equipment	1	(1)
Impairment of long-lived assets	1,544	—
Deferred compensation	(391)	1,100
Loss on extinguishment of debt	134	—
Non-cash lease expense	4,729	4,334
Other non-cash adjustments	581	280
Changes in operating assets and liabilities:
Accounts receivable	(28,803)	(5,356)
Inventories	(19,482)	(1,661)
Tooling in progress	2,103	115
Prepaids and other current assets	(208)	(1,933)
Accounts payable	19,292	9,960
Deferred income taxes	(3,343)	(1,613)
Operating lease obligations	(5,029)	(4,239)
Accrued liabilities	3,663	(5,090)
Net cash provided by (used in) operating activities	3,002	25,181
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(19,942)	(8,430)
Proceeds from sale of property, plant and equipment	6	22
Payment for acquisition, net of cash acquired	—	(140,062)
Net cash used in investing activities	(19,936)	(148,470)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank revolving credit notes	1,295,298	1,147,941
Payments on bank revolving credit notes	(1,367,649)	(1,015,808)
Proceeds from stock offering	93,884	—
Payments of financing costs	(398)	(793)
Shares withheld for employees' taxes	(1,202)	(1,577)
Purchase of treasury stock	—	(4,607)
Payments on finance leases	(2,992)	(856)
Net cash provided by (used in) financing activities	16,941	124,300
Net increase (decrease) in cash and cash equivalents	7	1,011
Cash and cash equivalents at beginning of period	1,502	206
Cash and cash equivalents at end of period	$1,509	$1,217

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,152	$5,953
Cash paid for income taxes	$436	$2,329
Non-cash property, plant and equipment	$1,418	$921
In conjunction with the acquisition, assets acquired and liabilities assumed were as follows:
Assets acquired, net of cash acquired	$—	$149,553
Liabilities assumed	—	(9,491)
Cash paid for acquisition, net of cash acquired	$—	$140,062

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Mayville Engineering Company, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2025	$208,777	$(20,016)	$51,976	$240,737
Net income (loss)	—	—	(8,175)	(8,175)
Stock-based compensation	795	—	—	795
Employee tax withholding on restricted stock units	(1,171)	—	—	(1,171)
Balance as of March 31, 2026	$208,401	$(20,016)	$43,801	$232,186
Net income (loss)	—	—	(2,095)	(2,095)
Stock-based compensation	1,507	—	—	1,507
Stock offering	93,884	—	—	93,884
Employee tax withholding on restricted stock units	2	—	—	2
Balance as of June 30, 2026	$303,794	$(20,016)	$41,706	$325,484
Net income (loss)	—	—	424	424
Purchase of treasury stock	—	—	—	—
Stock-based compensation	1,461	—	—	1,461
Employee tax withholding on restricted stock units	(40)	—	—	(40)
Balance as of September 30, 2026	$305,215	$(20,016)	$42,130	$327,329

	Shareholders' Equity
	Additional	Treasury	Retained
	Paid-in-Capital	Shares	Earnings	Total
Balance as of December 31, 2024	$207,076	$(15,409)	$60,086	$251,753
Net income	—	—	20	20
Purchase of treasury stock	—	(1,747)	—	(1,747)
Stock-based compensation	1,101	—	—	1,101
Employee tax withholding on restricted stock units	(1,170)	—	—	(1,170)
Balance as of March 31, 2025	$207,007	$(17,156)	$60,106	$249,957
Net loss	—	—	(1,097)	(1,097)
Purchase of treasury stock	—	(2,860)	—	(2,860)
Stock-based compensation	1,007	—	—	1,007
Employee tax withholding on stock options exercised	(164)	—	—	(164)
Balance as of June 30, 2025	$207,850	$(20,016)	$59,009	$246,843
Net loss	—	—	(2,675)	(2,675)
Stock-based compensation	845	—	—	845
Employee tax withholding on restricted stock units	(243)	—	—	(243)
Balance as of September 30, 2025	$208,452	$(20,016)	$56,334	$244,770

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

Nature of Operations

Mayville Engineering Company, Inc. (MEC) is a leading U.S.-based, vertically-integrated, value-added manufacturing partner providing a full suite of manufacturing solutions from concept to production, including design, prototyping and tooling, fabrication, aluminum extrusion, coating, assembly and aftermarket components. Our customers operate in diverse end markets, including heavy- and medium-duty commercial vehicles, datacenter & critical power, construction & access equipment, powersports, agriculture, military and other end markets. Founded in 1945 and headquartered in Milwaukee, Wisconsin, we are a leading Tier I U.S. supplier of highly engineered components to original equipment manufacturer (OEM) customers with leading positions in their respective markets. The Company maintains 28 facilities, of which 25 are in operation, located in Arkansas, Illinois, Michigan, Mississippi, North Carolina, Ohio, Pennsylvania, Virginia, and Wisconsin. Our engineering expertise and technical know-how allow us to add value through every product redevelopment cycle.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The ASU addresses 33 items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. Early adoption is permitted. The Company adopted this standard as of January 1, 2026, and the amendments have been applied on a prospective basis where applicable. Adoption of ASU 2025-12 did not have a material impact on the Company’s consolidated financial statements.

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

Inventories as of September 30, 2026 and December 31, 2025 consist of:

	September 30,	December 31,
	2026	2025
Finished goods and purchased parts	$31,975	$29,962
Raw materials	32,413	18,876
Work-in-process	13,769	10,560
Total	$78,158	$59,398

Property, Plant and Equipment

Property, plant and equipment as of September 30, 2026 and December 31, 2025 consist of:

	Useful Lives	September 30,	December 31,
	Years	2026	2025
Land	Indefinite	$2,564	$2,564
Land improvements	15-39	3,822	4,769
Building and building improvements	15-39	81,771	80,338
Machinery, equipment and tooling	3-10	352,995	327,976
Vehicles	5	6,001	5,720
Office furniture and fixtures	3-7	26,535	25,577
Construction in progress	N/A	10,900	4,725
Total property, plant and equipment, gross		484,588	451,669
Less accumulated depreciation		324,618	301,673
Total property, plant and equipment, net		$159,970	$149,996

Depreciation expense was $8,114 and $8,012 for the three months ended September 30, 2026 and 2025, respectively, and $24,029 and $23,630 for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, and December 31, 2025, the Company had assets held for sale of $3,082 and $1,402, respectively.

Goodwill

The following table sets forth the changes in the carrying amount of goodwill as of September 30, 2026. The carrying value of goodwill increased by $206 during the nine months ended September 30, 2026, due to a measurement period adjustment related to the acquisition of Accu-Fab, LLC (“Accu-Fab”).

Balance as of December 31, 2025	$140,246
Changes in goodwill	—
Balance as of March 31, 2026	$140,246
Measurement period adjustment	206
Balance as of June 30, 2026	$140,452
Changes in goodwill	—
Balance as of September 30, 2026	$140,452

Intangible Assets

The following is a listing of intangible assets, the useful lives in years (amortization period) and accumulated amortization as of September 30, 2026 and December 31, 2025:

		September 30, 2026
	Useful Lives	Gross Carrying	Accumulated
	Years	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships and contracts	9-17	$163,040	$71,731	$91,309
Trade name	10	14,780	11,513	3,267
Developed technology	7	4,962	2,291	2,671
Patents	19	24	17	7
Non-compete agreements	2	2,200	1,375	825
Total amortizable intangible assets, net		$185,006	$86,927	$98,079
Non-amortizable brand name	Indefinite	3,811	—	3,811
Total intangible assets, net		$188,817	$86,927	$101,890

		December 31, 2025
	Useful Lives	Gross Carrying	Accumulated
	Years	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships and contracts	9-17	$163,040	$64,817	$98,223
Trade name	10	14,780	10,404	4,376
Developed technology	7	4,962	1,750	3,212
Patents	19	24	16	8
Non-compete agreements	2	2,200	550	1,650
Total amortizable intangible assets, net		$185,006	$77,537	$107,469
Non-amortizable brand name	Indefinite	3,811	—	3,811
Total intangible assets, net		$188,817	$77,537	$111,280

Amortization expense was $3,130 and $3,125 for the three months ended September 30, 2026 and 2025, respectively, and $9,400 and $6,591 for the nine months ended September 30, 2026 and 2025, respectively.

Future amortization expense is expected to be as follows:

Year ending December 31,
2026 (remainder)	$3,130
2027	$11,970
2028	$11,364
2029	$9,922
2030	$9,368
Thereafter	$52,325

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

On February 25, 2026, we entered into the Third Amendment to the Credit Agreement (Third Amendment) which lowered the amount of total allowable borrowings under the revolving credit facility from $350,000 to $275,000 and reduced our minimum consolidated interest coverage ratio to 2.75 to 1.00, during the Covenant Adjustment Period (as defined in the Credit Agreement). The Third Amendment also increased our maximum consolidated leverage ratio up to a maximum 5.25 to 1.00 during the Covenant Adjustment Period. Following the Covenant Adjustment Period, the Company is required to maintain a minimum consolidated interest coverage ratio of 3.00 to 1.00 and a maximum consolidated leverage ratio of 3.50 to 1.00. As a result of these financial covenant changes, the interest pricing grid was updated to include additional interest rate tiers. All other material terms of the Credit Agreement remained unchanged. All amounts borrowed under the Credit Agreement (as amended by the amendments) mature on June 28, 2028. During the three months ended September 30, 2026, we exited the Covenant Adjustment Period.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness; create, incur, assume or suffer to exist liens; make certain investments; allow our subsidiaries to merge or consolidate with another entity; make certain asset dispositions; pay certain dividends or other distributions to shareholders; enter into transactions with affiliates; enter into sale leaseback transactions; and exceed the limits on annual capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum consolidated interest coverage ratio of 3.00 to 1.00, as well as a consolidated total leverage ratio not to exceed 3.50 to 1.00.

The Company incurred financing costs of $818 and $397 associated with executing the First Amendment and Third Amendment, respectively. Additionally, upon executing the Third Amendment, the Company incurred a loss on extinguishment of debt of $0 and $134 associated with unamortized debt issuance costs from prior amendments to the Credit Agreement during the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, short-term and long-term balances of $382 and $285, respectively, were recorded in prepaid expenses and other current assets and other long-term assets in the Condensed Consolidated Balance Sheets. These deferred financing costs will be amortized over the remaining duration of the Credit Agreement.

 At September 30, 2026, our consolidated total leverage ratio under the Credit Agreement was 2.90 to 1.00 as compared to a covenant maximum of 3.50 to 1.00. At September 30, 2026, our consolidated interest coverage ratio under the Credit Agreement was 3.40 to 1.00 as compared to a covenant minimum of 3.00 to 1.00.

Under the Credit Agreement, interest is payable quarterly at the adjusted secured overnight financing rate (SOFR) plus an applicable margin based on the current consolidated total leverage ratio (which may be adjusted for certain reserve requirements), plus 1.25% to 2.75% depending on the current consolidated total leverage ratio. Under certain circumstances, we may not be able to pay interest based on SOFR. If that happens, we will be required to pay interest at the Base Rate, which is the sum of the higher of (i) the Prime Rate (as publicly announced by the Agent from time to time), (ii) the Federal Funds Rate plus 0.50% and (iii) Adjusted Term SOFR for a one-month tenor in effect on such day plus 1.00%. The interest rate was 6.40% and 5.98% as of September 30, 2026 and December 31, 2025, respectively. Additionally, the agreement has a fee on the average daily unused portion of the aggregate unused revolving commitments. This fee was 0.30% and 0.30% as of September 30, 2026 and December 31, 2025, respectively.

The Company was in compliance with all financial covenants of its Credit Agreement as of September 30, 2026 and December 31, 2025. The amount borrowed on the revolving credit notes was $130,174 and $202,525 as of September 30, 2026 and December 31, 2025, respectively.

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

Other Debt

Additionally, the Company has a Fond du Lac County and Fond du Lac Economic Development Corporation term note (Fond du Lac Term Note). The Fond du Lac Term Note is secured by a security agreement, payable in annual installments of $500 plus interest at 2.00% and is due in full in December 2028. The balance outstanding as of September 30, 2026 and December 31, 2025 was $1,375. As of September 30, 2026 and December 31, 2025, the short-term and long-term balance was $500 and $875, respectively. These balances are recorded in other current liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets.

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

During the three and nine months ended September 30, 2026, the Company recorded zero and $1,169 of lease impairment expense associated with restructuring activities.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Finance lease cost:
Amortization of finance lease assets	$879	$181	$1,625	$495
Interest on finance lease liabilities	203	32	376	59
Total finance lease expense	1,082	213	2,001	554
Operating lease expense	1,588	1,672	4,729	4,319
Short-term lease expense	202	368	582	845
Variable lease expense	70	43	184	207
Lease income (1)	(23)	(545)	(947)	(1,639)
Total lease expense (income)	$2,919	$1,751	$6,549	$4,286
(1)	For the three months ended September 30, 2026, the Company subleased a portion of its Fond du Lac, Wisconsin facility. For the three months ended September 30, 2025, and the nine months ended September 30, 2026 and 2025, the Company subleased portions of its Fond du Lac, Wisconsin and Hazel Park, Michigan facilities.

Supplemental information related to leases was as follows:

	Nine Months Ended
	September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities for finance leases:
Operating cash flows	$376	$46
Financing cash flows	$2,992	$856

Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows	$5,835	$5,027

Right-of-use assets obtained in exchange for recorded lease obligations:
Operating leases	$52	$3,787
Finance leases	$16,479	$2,322

Note 5. Employee stock ownership plan

Under the Mayville Engineering Company, Inc. Employee Stock Ownership Plan (ESOP), the Company can make annual discretionary contributions to the trust for the benefit of eligible employees in the form of cash or shares of common stock of the Company subject to the Board of Directors’ approval. The Company recorded no ESOP expense for the three and nine months ended September 30, 2026 and 2025.

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

As of September 30, 2026 and December 31, 2025, the ESOP shares consisted of 1,557,606 and 1,903,861 in allocated shares, respectively.

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

The Company provides a 50% match for employee contributions, up to 6%. For the three months ended September 30, 2026 and 2025, the Company’s employer match expense was $1,013 and $884, respectively. The Company’s employer match expense for the nine months ended September 30, 2026 and 2025 was $2,949 and $2,631, respectively.

Note 7. Income taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate and adjusted for discrete taxable events that may occur in the quarter. As the year progresses, the Company will refine its estimate based on facts and circumstances by each tax jurisdiction.

Income tax expense (benefit) was $958 and ($707), and the effective tax rate (ETR) was 69.31% and 20.90% for the three months ended September 30, 2026 and 2025, respectively. Income tax expense (benefit) was ($3,342) and ($941), and the ETR was 25.34% and 20.05% for the nine months ended September 30, 2026 and 2025, respectively. The Company’s ETR is different from the expected tax rate due to state taxes, non-deductible items, research and development credits and excess tax benefit associated with stock-based compensation items.

Uncertain Tax Positions

Based on the Company’s evaluation, there is one unrecognized tax benefit requiring recognition in its financial statements as of September 30, 2026. Any interest and penalties related to uncertain tax positions are recorded in income tax expense (benefit) on the Condensed Consolidated Statements of Comprehensive Income (Loss). The entire balance of the unrecognized tax benefit as of September 30, 2026, if recognized, would affect the Company’s ETR.

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

The deferred compensation plan provides benefits payable upon separation of service or death. Payments are to be made 30 days after date of separation from service, either in a lump-sum payment or up to five annual installments as elected by the participant when the participant first elects to defer compensation subject to the terms and conditions of the agreement.

The deferred compensation plan is non-funded, and all future contributions are unsecured in that the employees have the status of a general unsecured creditor of the Company and the agreements constitute a promise by the Company to make benefit payments in the future. During the three and nine months ended September 30, 2026, eligible employees elected to defer compensation of $35 and $188, respectively. Eligible employees elected to defer compensation of $87 and $762 for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025, the short-term portion accrued for all benefit years less than twelve months under this plan was $424 and $1,000, respectively, which is included within bonuses and deferred compensation on the Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, the long-term portion accrued for all benefit years greater than twelve months under this plan was $5,426 and $5,240, respectively. These amounts include the initial deferral of compensation and were adjusted for changes in the value of investment options chosen by the participants. Total expense for the deferred compensation plan for the three and nine months ended September 30, 2026 was ($20) and $413, respectively. Total expense for the deferred compensation plan for the three and nine months ended September 30, 2025 was $281 and $591, respectively. These expenses are included in bonuses and deferred compensation on the Condensed Consolidated Statements of Comprehensive Income (Loss). Additionally, the Company made cash distributions of $1,000 and $253 for the nine months ended September 30, 2026 and 2025, respectively.

Note 10. Self-funded insurance

The Company is self-funded for the medical benefits provided to its employees and their dependents. Healthcare costs are expensed as incurred and are based upon actual claims paid, reinsurance premiums, administration fees and estimated unpaid claims. The Company has an aggregate stop loss limit to mitigate risk. Expenses related to this contract were $6,463 and $5,314 for the three months ended September 30, 2026 and 2025, respectively and $17,117 and $13,086 for the nine months ended September 30, 2026 and 2025, respectively. An accrued liability of $607 and $891 was recorded as of September 30, 2026 and December 31, 2025, respectively, for estimated unpaid claims and is included within other current liabilities on the Condensed Consolidated Balance Sheets.

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

The Company’s President, Chief Executive Officer and Director is the CODM.

Note 12. Fair value of financial instruments

Fair value provides information on what the Company may realize if certain assets were sold or might pay to transfer certain liabilities based upon an exit price. Financial assets and liabilities that are measured and reported at fair value are classified into a three-level hierarchy that prioritizes the inputs used in the valuation process. A financial instrument’s categorization within the valuation hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The hierarchy is based on the observability and objectivity of the pricing inputs as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Significant directly observable data (other than Level 1 quoted prices) or significant indirectly observable data through corroboration with observable market data. Inputs would normally be (i) quoted prices in active markets for similar assets or liabilities, (ii) quoted prices in inactive markets for identical or similar assets or liabilities or (iii) information derived from or corroborated by observable market data. Long-term debt is classified as a Level 2 fair value input.
●	Level 3 – Prices or valuation techniques that require significant unobservable data inputs. These inputs would normally be the Company’s own data and judgements about assumptions that market participants would use in pricing the asset or liability.

The following table lists the Company’s financial assets and liabilities accounted for at fair value by the fair value hierarchy:

	Balance at	Fair Value Measurements at
	September 30,	Report Date Using
	2026	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$5,841	$5,841	$—	$—
Total	$5,841	$5,841	$—	$—

	Balance at	Fair Value Measurements at
	December 31,	Report Date Using
	2025	(Level 1)	(Level 2)	(Level 3)
Deferred compensation liability	$6,240	$6,240	$—	$—
Total	$6,240	$6,240	$—	$—

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

The Company’s non-financial assets such as goodwill, intangible assets, property, plant, and equipment and leases are re-measured at fair value when there is an indication of impairment and adjusted only when an impairment charge is recognized. As of September 30, 2026 and December 31, 2025, impairment related to these non-financial assets was recognized as $1,544 and zero, respectively.

Note 13. Earnings per share

The Company computes earnings per share in accordance with ASC Topic 260, Earnings per Share. In accordance with ASC 260, outstanding options will be considered to have been exercised and outstanding as of the beginning of the period if the average market price of the common stock during the period exceeds the exercise price of the options (they are “in the money”), and the assumed exercise of the options does not have an anti-dilutive impact on earnings per share.

A reconciliation of basic and diluted net income (loss) per share attributable to the Company was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss) attributable to MEC	$424	$(2,675)	$(9,846)	$(3,752)
Weighted average shares outstanding	25,590,157	20,423,858	22,953,232	20,485,995
Basic income (loss) per share	$0.02	$(0.13)	$(0.43)	$(0.18)

Weighted average shares outstanding	25,590,157	20,423,858	22,953,232	20,485,995
Effect of dilutive stock-based compensation	240,156	—	—	—
Total potential shares outstanding	25,830,313	20,423,858	22,953,232	20,485,995
Diluted income (loss) per share	$0.02	$(0.13)	$(0.43)	$(0.18)

The effect of dilutive stock-based compensation excluded due to an anti-dilutive impact on earnings per share was zero and 221,502 for the three and nine months ended September 30, 2026, respectively. The effect of dilutive stock-based compensation excluded due to an anti-dilutive impact on earnings per share was 259,202 and 249,105 for the three and nine months ended September 30, 2025, respectively.

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

The Company’s contracts with customers are short-term in nature; therefore, revenue is typically recognized, billed and collected within a 12-month period. The following table reflects the changes in our contract assets and liabilities during the nine months ended September 30, 2026:

	Contract	Contract
	Assets	Liabilities
As of December 31, 2025	$4,746	$3,315
Net activity	(2,103)	(1,009)
As of September 30, 2026	$2,643	$2,306

During the nine months ended September 30, 2026, revenue recognized from deferred revenue that was recorded as a contract liability at the beginning of 2026 was $2,362. During the nine months ended September 30, 2025, revenue recognized from deferred revenue that was recorded as a contract liability at the beginning of 2025 was $2,755.

Disaggregated Revenue

The following tables represent a disaggregation of revenue by product category and end market:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Product Category	2026	2025	2026	2025
Outdoor sports	$1,656	$1,808	$4,985	$5,700
Fabrication	102,094	77,875	270,511	209,689
Performance structures	41,774	44,213	128,154	127,408
Tube	20,637	17,930	64,871	55,000
Tank	9,147	6,817	23,983	26,002
Total	175,308	148,643	492,504	423,799
Intercompany sales elimination	(4,950)	(4,333)	(14,385)	(11,582)
Total, net sales	$170,358	$144,310	$478,119	$412,217

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
End Market	2026	2025	2026	2025
Commercial vehicle	$52,799	$39,211	$142,316	$139,221
Datacenter & critical power	37,216	22,566	89,690	31,748
Construction & access	24,200	22,145	67,464	61,843
Powersports	16,791	22,980	58,696	64,855
Agriculture	7,293	8,098	26,685	28,266
Military	7,228	7,433	19,440	24,262
Other	24,831	21,877	73,828	62,022
Total, net sales	$170,358	$144,310	$478,119	$412,217

Note 15. Concentration of major customers

The following customers accounted for 10% or greater of the Company’s recorded net sales or net trade receivables:

	Net Sales		Net Sales		Accounts Receivable
	Three Months Ended		Nine Months Ended		As of	As of
	September 30,		September 30,		September 30,	December 31,
	2026	2025	2026	2025	2026	2025
Customer
A	14.4%	10.7%	13.8%	14.2%	<10%	<10%
B	<10%	<10%	<10%	10.2%	<10%	<10%
C	<10%	<10%	<10%	<10%	<10%	10.9%

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

The total number of shares of the Company’s common stock still available for issuance under the 2019 Omnibus Incentive Plan as of September 30, 2026 is 1,248,754.

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

Stock-based compensation expense was $1,461 and $845 for the three months ended September 30, 2026 and 2025, respectively, and $3,763 and $2,953 for the nine months ended September 30, 2026 and 2025, respectively. The Company reports stock-based compensation within bonuses and deferred compensation in the Condensed Consolidated Statements of Comprehensive Income (Loss).

There were no stock options granted by the Company to employees during the three and nine months ended September 30, 2026 and 2025. Stock option grants expire 10 years subsequent to the grant date. Stock-based compensation expense related to stock options is calculated by estimating the fair value of non-qualified stock options at the time of grant and is amortized over the stock options’ vesting period. All stock options have been fully vested as of September 30, 2026. There were zero and 7,414 stock options exercised during the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, 328,300 stock options remained outstanding with a weighted average strike price of $14.44 and a weighted average contractual life of 5.60 years.

The Company granted 11,521 and 12,404 RSUs, during the three months ended September 30, 2026 and 2025, respectively. The Company granted 319,629 and 335,541 RSUs, during the nine months ended September 30, 2026 and 2025, respectively. The RSUs granted to employees vest ratably over a three-year period beginning the year subsequent to the grant date. Director awards vest one year subsequent to the grant date.

No PSUs were granted by the Company to employees during the three months ended September 30, 2026 and 2025. The Company granted 185,127 and 169,062 PSUs during the nine months ended September 30, 2026 and 2025, respectively. PSUs are earned based on the achievement of pre-determined financial performance goals at the end of a three-year performance measurement period.

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

Note 17. Common equity

At September 30, 2026 the authorized stock of the Company consisted of 75,000,000 shares of common stock without par value.

Changes in outstanding common shares are summarized as follows:

Shares
Outstanding
Balance as of December 31, 2025	20,318,370
Treasury stock purchases	—
Common stock issued (including stock-based compensation impact) (1)	5,182,680
Balance as of September 30, 2026	25,501,050

Shares
Outstanding
Balance as of December 31, 2024	20,416,908
Treasury stock purchases	(304,136)
Common stock issued (including stock-based compensation impact)	205,598
Balance as of September 30, 2025	20,318,370
(1)	On May 21, 2026, the Company completed a common stock offering which resulted in 5,000,000 shares of common stock being issued at a price of $20.00. Proceeds net of underwriting fees and other direct costs from the common stock offering were used to reduce the outstanding balance owed on the Company’s revolving credit facility.

Note 18. Subsequent Events

The Company has evaluated subsequent events since September 30, 2026, the date of these financial statements. There were no material events or transactions discovered during this evaluation that require recognition or disclosure in the financial statements, except as set forth below.

On October 1, 2026, the Company acquired substantially all of the assets of Augusta Coating, Inc. (“Augusta Coating”), a privately held provider of metal coating and finishing services that operates a 138,000 square foot finishing facility in Thomson, Georgia. Although the transaction was structured as an asset purchase, the Company determined that the acquired assets and assumed liabilities constitute a business, and the Company will account for the transaction as a business combination under ASC 805, Business Combinations. The total purchase consideration is approximately $11,000 paid in cash, subject to customary adjustments including a net working capital adjustment. As of the closing, the parties will determine the actual adjustments as of the closing date and reconcile the resulting final purchase price. The Company has incurred non-recurring transaction costs of $224 as of September 30, 2026 related to this acquisition. These costs were associated with legal and professional services and were recognized as other selling, general and administrative expenses on the Condensed Consolidated Statements of Comprehensive Income (Loss). Due to the limited time since the closing of the acquisition, the valuation efforts and related acquisition accounting is incomplete at the time of the filing of these unaudited Condensed Consolidated Financial Statements. As a result, the Company is unable to provide amounts expected to be recognized for major classes of assets acquired and liabilities to be assumed, including goodwill and other intangible assets, or the supplemental pro forma revenue and earnings for the combined entity with this filing. Required disclosures will be presented in future period filings following the closing.

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

Macroeconomic Conditions

The broader market dynamics over the past few years have resulted in impacts to the Company including: inflation, elevated interest rates, labor availability, material cost pressures, trade policy uncertainty and inconsistent customer demand. The Company expects some of these dynamics to continue for the remainder of 2026, which could continue to have an impact on demand, material costs and labor.

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

Adjusted EBITDA represents EBITDA before stock-based compensation expense, loss on extinguishment of debt, CFO transition costs, natural disaster costs, costs recognized on step-up of Accu-Fab acquired inventory, acquisition related costs and restructuring and impairment costs. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales for each period.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss) and comprehensive income (loss)	$424	$(2,675)	$(9,846)	$(3,752)
Interest expense	2,956	3,430	10,093	6,395
Provision (benefit) for income taxes	958	(707)	(3,342)	(941)
Depreciation and amortization	11,244	11,136	33,428	30,222
EBITDA	15,582	11,184	30,333	31,924
Stock-based compensation expense (1)	1,461	845	3,763	2,953
Loss on extinguishment of debt (2)	—	—	134	—
CFO transition costs (3)	—	—	—	1,148
Natural disaster costs (4)	(310)	15	(310)	307
Acquisition related costs (5)	225	887	225	3,265
Restructuring and impairment (6)	—	559	2,460	559
Costs recognized on step-up of Accu-Fab acquired inventory (7)	—	591	—	591
Adjusted EBITDA	$16,958	$14,081	$36,605	$40,747
Net sales	$170,358	$144,310	$478,119	$412,217
EBITDA Margin	9.1%	7.7%	6.3%	7.7%
Adjusted EBITDA Margin	10.0%	9.8%	7.7%	9.9%
(1)	Non-cash employee compensation based on the value of common stock issued pursuant to the 2019 Omnibus Incentive Plan.
(2)	Unamortized debt issuance costs written off as part of the execution of the Third Amendment, attributable to lenders that decreased their capacity in the Credit Agreement.
(3)	Costs associated with the separation of the former CFO.
(4)	Costs incurred for facility clean-up following tornado damage at one of the Company’s locations and insurance proceeds to recover those costs.
(5)	Transaction costs, primarily legal and professional services, related to acquisitions.
(6)	Restructuring and impairment costs related to the consolidation of four warehouses into the Company’s existing facilities.
(7)	Expense associated with the recognized fair value step-up of inventory in correlation with the Accu-Fab acquisition.

The following table presents a reconciliation of net cash provided by (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP, to Free Cash Flow for each of the periods presented.

	Nine Months Ended
	September 30,
	2026	2025
Net cash provided by (used in) operating activities	$3,005	$25,181
Less: Capital expenditures	19,942	8,430
Free cash flow	$(16,937)	$16,751

Free Cash Flow Analysis Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Free Cash Flow for the nine months ended September 30, 2026 was ($16,937) as compared to $16,751 for the nine months ended September 30, 2025, a decrease of $33,688 or 201.1%. Please see the “Liquidity and Capital Resources” section below for further information.

Consolidated Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended September 30,
	2026		2025		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$170,358	100.0%	$144,310	100.0%	$26,048	18.1%
Cost of sales	151,595	89.0%	128,371	89.0%	23,224	18.1%
Manufacturing margin	18,763	11.0%	15,939	11.0%	2,824	17.7%
Amortization of intangible assets	3,130	1.8%	3,125	2.2%	5	0.2%
Bonuses and deferred compensation	2,461	1.4%	2,221	1.5%	240	10.8%
Other selling, general and administrative expenses	8,834	5.2%	10,545	7.3%	(1,711)	(16.2)%
Income from operations	4,338	2.5%	48	0.0%	4,290	8,937.5%
Interest expense	(2,956)	(1.7)%	(3,430)	(2.4)%	(474)	(13.8)%
Provision (benefit) for income taxes	958	0.6%	(707)	(0.5)%	1,665	235.5%
Net income (loss) and comprehensive income (loss)	$424	0.2%	$(2,675)	(1.9)%	$3,099	115.9%
EBITDA	$15,582	9.1%	$11,184	7.7%	$4,398	39.3%
Adjusted EBITDA	$16,958	10.0%	$14,081	9.8%	$2,877	20.4%

Net Sales. Net sales were $170,358 for the three months ended September 30, 2026 as compared to $144,310 for the three months ended September 30, 2025, an increase of $26,048, or 18.1%. This increase was driven by growth in the Datacenter & Critical Power, Commercial Vehicle, and Construction & Access end markets.

Manufacturing Margins. Manufacturing margins were $18,763 for the three months ended September 30, 2026 as compared to $15,939 for the three months ended September 30, 2025, an increase of $2,824, or 17.7%. The increase was primarily driven by improved capacity utilization due to higher sales volumes. Manufacturing margin percentages were 11.0% for the three months ended September 30, 2026, as compared to 11.0% for the three months ended September 30, 2025, a change of 0 basis points.

Amortization of Intangible Assets. Amortization of intangible assets was $3,130 for the three months ended September 30, 2026, as compared to $3,125 for the three months ended September 30, 2025, an increase of $5 or 0.2%.

Bonuses and Deferred Compensation Expenses. Bonuses and deferred compensation expenses were $2,461 for the three months ended September  30, 2026 as compared to $2,221 for the three months ended September 30, 2025, an increase of $240, or 10.8%. The increase was driven by higher bonus accruals aligning with Company financial targets.

Other Selling, General and Administrative Expenses. Other SG&A expenses were $8,834 for the three months ended September 30, 2026 as compared to $10,545 for the three months ended September 30, 2025, a decrease of $1,711, or 16.2%. The decrease was primarily attributable to lower non-recurring acquisition-related expenses and the realization of synergies associated with the Accu-Fab acquisition.

Interest Expense. Interest expense was $2,956 for the three months ended September 30, 2026 as compared to $3,430 for the three months ended September 30, 2025, a decrease of $474, or 13.8%. The decrease was due to lower average borrowings partially offset by higher interest rates in the current period.

Provision (Benefit) for Income Taxes. Income tax expense (benefit) was $958 for the three months ended September 30, 2026 as compared to ($707) for the three months ended September 30, 2025. The increase in the expense of $1,665 is primarily due to a greater pre-tax income in the current year period compared to the pre-tax loss in the prior year period. Refer to Note 7 – Income Taxes of the Condensed Consolidated Financial Statements for further details.

Due to the factors described in the preceding paragraphs, net income (loss) and comprehensive income (loss), Adjusted EBITDA, Adjusted EBITDA Margin and EBITDA Margin, and EBITDA increased during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
	2026		2025		Increase (Decrease)
		% of Net		% of Net	Amount
	Amount	Sales	Amount	Sales	Change	% Change
Net sales	$478,119	100.0%	$412,217	100.0%	$65,902	16.0%
Cost of sales	430,702	90.1%	367,126	89.1%	63,576	17.3%
Manufacturing Margin	47,417	9.9%	45,091	10.9%	2,326	5.2%
Amortization of intangible assets	9,400	2.0%	6,591	1.6%	2,809	42.6%
Bonuses and deferred compensation	12,111	2.5%	7,071	1.7%	5,040	71.3%
Other selling, general and administrative expenses	27,323	5.7%	29,727	7.2%	(2,404)	(8.1)%
Impairment of long-lived assets	1,544	0.3%	—	—%	1,544	NM
Income from operations	(2,961)	(0.6)%	1,702	0.4%	(4,663)	(274.0)%
Interest expense	(10,093)	(2.1)%	(6,395)	(1.6)%	3,698	57.8%
Loss on extinguishment of debt	(134)	(0.0)%	—	—%	(134)	NM
Provision (benefit) for income taxes	(3,342)	(0.7)%	(941)	(0.2)%	(2,401)	(255.2)%
Net income (loss) and comprehensive income (loss)	$(9,846)	(2.1)%	$(3,752)	(0.9)%	$(6,094)	(162.4)%
EBITDA	$30,333	6.3%	$31,924	7.7%	$(1,591)	(5.0)%
Adjusted EBITDA	$36,605	7.7%	$40,747	9.9%	$(4,142)	(10.2)%

Net Sales. Net sales were $478,119 for the nine months ended September 30, 2026 as compared to $412,217 for the nine months ended September 30, 2025, an increase of $65,902, or 16.0%. This increase was driven by organic growth in the Datacenter & Critical Power, Commercial Vehicle and Construction & Access end markets and the impact of the Accu-Fab acquisition completed in the third quarter of 2025. These increases were partially offset by lower demand in the Powersports, Agriculture, and Military end markets.

Manufacturing Margins. Manufacturing margins were $47,417 for the nine months ended September 30, 2026 as compared to $45,091 for the nine months ended September 30, 2025, an increase of $2,326, or 5.2%. Manufacturing margin percentages were 9.9% for the nine months ended September 30, 2026, as compared to 10.9% for the nine months ended September 30, 2025, a decrease of 100 basis points. The decrease in manufacturing margin percentage was primarily driven by restructuring costs, project launch and outsourcing costs related to the Datacenter & Critical Power end market and lower capacity utilization due to softer demand within the Powersports, Agriculture and Military end markets, partially offset by higher margin sales contribution from the Accu-Fab acquisition.

Amortization of Intangible Assets. Amortization of intangible assets was $9,400 for the nine months ended September 30, 2026, as compared to $6,591 for the nine months ended September 30, 2025, an increase of $2,809 or 42.6%. The increase was due to amortization expense associated with identifiable intangible assets from the Accu-Fab acquisition.

Bonuses and Deferred Compensation Expenses. Bonuses and deferred compensation expenses were $12,111 for the nine months ended September 30, 2026 as compared to $7,071 for the nine months ended September 30, 2025, an increase of $5,040, or 71.3%. The increase was driven by a one-time cash bonus in connection with the successful completion of the acquisition of Accu-Fab and higher bonus accruals aligning with Company financial targets.

Other Selling, General and Administrative Expenses. Other SG&A expenses were $27,323 for the nine months ended September 30, 2026 as compared to $29,727 for the nine months ended September 30, 2025, a decrease of $2,404, or 8.1%. The decrease was primarily attributable to non-recurring executive transition expenses and Accu-Fab acquisition-related costs in the prior year.

Impairment of Long-Lived Assets. During the nine months ended September 30, 2026, as part of the Company’s restructuring activities designed to reduce fixed costs and optimize its operational footprint, in January 2026, the Company fully exited four warehouses. As the assets were no longer in use, an impairment was recorded for the entirety of the ROU asset balance for the three leased assets. The fourth asset was an owned building in Fond du Lac, Wisconsin, for which the Company recorded a partial impairment expense of $375.

Interest Expense. Interest expense was $10,093 for the nine months ended September 30, 2026 as compared to $6,395 for the nine months ended September 30, 2025, an increase of $3,698, or 57.8%. The increase was due to higher average borrowings and interest rates under the Company’s revolving credit facility.

Provision (Benefit) for Income Taxes. Income tax expense (benefit) was ($3,342) for the nine months ended September 30, 2026 as compared to ($941) for the nine months ended September 30, 2025. The increase in benefit of $2,401 is primarily due to greater pre-tax loss in the current year period compared to the pre-tax loss in the prior year period. Refer to Note 7 – Income Taxes of the Condensed Consolidated Financial Statements for further details.

Due to the factors described in the preceding paragraphs, net income (loss) and comprehensive income (loss), EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin decreased during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Liquidity and Capital Resources

Cash Flows Analysis

	Nine Months Ended
	September 30,		Increase (Decrease)
	2026	2025	$ Change	% Change
Net cash provided by (used in) operating activities	$3,005	$25,181	(22,176)	(88.1)%
Net cash used in investing activities	(19,936)	(148,470)	(128,534)	(86.6)%
Net cash provided by (used in) financing activities	16,938	124,300	(107,362)	(86.4)%
Net change in cash	$7	$1,011	$(1,004)

Operating Activities. Cash provided by operating activities was $3,005 for the nine months ended September 30, 2026, as compared to $25,181 for the nine months ended September 30, 2025. The decrease of $22,176 was primarily due to a higher use of cash driven by an increase in inventory and accounts receivable supporting higher sales volumes. This was partially offset by an increase in cash provided by accounts payable.

Investing Activities. Cash used in investing activities was $19,936 for the nine months ended September 30, 2026, as compared to $148,470 for the nine months ended September 30, 2025. The $128,534 decrease in cash used in investing activities was driven by the acquisition of Accu-Fab in 2025, partially offset by increased capital investments needed to support the Datacenter & Critical Power end market.

Financing Activities. Cash provided by financing activities was $16,938 for the nine months ended September 30, 2026, as compared to $124,300 for the nine months ended September 30, 2025. The decrease of $107,362 in cash provided by financing activities was primarily driven by payments on the Company’s revolving credit facility that exceeded borrowings during the period, partially offset by proceeds received from the Company’s stock offering.

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

On February 25, 2026, we entered into the Third Amendment to the Credit Agreement (Third Amendment) which lowered the amount of total allowable borrowings under the revolving credit facility from $350,000 to $275,000 and reduced our minimum consolidated interest coverage ratio to 2.75 to 1.00, during the Covenant Adjustment Period. The Third Amendment also increased our maximum consolidated leverage ratio up to a maximum 5.25 to 1.00 during the Covenant Adjustment Period. Following the Covenant Adjustment Period, the Company is required to maintain a minimum consolidated interest coverage ratio of 3.00 to 1.00 and a maximum consolidated leverage ratio of 3.50 to 1.00. As a result of these financial covenant changes, the interest pricing grid was updated to include additional interest rate tiers. All other material terms of the Credit Agreement remained unchanged. All amounts borrowed under the Credit Agreement (as amended by the amendments) mature on June 28, 2028. During the three months ended September 30, 2026, we exited the Covenant Adjustment Period.

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

At September 30, 2026, the interest rate on outstanding borrowings under the revolving credit facility was 6.40%. After accounting for our debt covenants, we had availability of $30,344 under the revolving credit facility at September 30, 2026.

We must pay a commitment fee of 0.20% to 0.35% per annum on the average daily unused portion of the aggregate unused revolving commitments under the Credit Agreement. At September 30, 2026, this fee was 0.30%. We must also pay fees as specified in the Fee Letter (as defined in the Credit Agreement) and with respect to any letters of credit issued under the Credit Agreement.

The Credit Agreement contains usual and customary negative covenants for agreements of this type, including, but not limited to, restrictions on our ability to, subject to certain exceptions, create, incur or assume indebtedness; create, incur, assume or suffer to exist liens; make certain investments; allow our subsidiaries to merge or consolidate with another entity; make certain asset dispositions; pay certain dividends or other distributions to shareholders; enter into transactions with affiliates; enter into sale leaseback transactions; and exceed the limits on annual capital expenditures. The Credit Agreement also requires us to satisfy certain financial covenants, including a minimum consolidated interest coverage ratio of 3.00 to 1.00, as well as a consolidated total leverage ratio not to exceed 3.50 to 1.00. As of September 30, 2026, under the terms of the Credit Agreement, our interest coverage ratio was 3.40 to 1.00 and our consolidated total leverage ratio was 2.90 to 1.00.

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

Other Debt

Additionally, the Company has a Fond du Lac County and Fond du Lac Economic Development Corporation term note (Fond du Lac Term Note). The Fond du Lac Term Note is secured by a security agreement, payable in annual installments of $500 plus interest at 2.00% and is due in full in December 2028. The balance outstanding as of September 30, 2026 and December 31, 2025 was

$1,375. As of September 30, 2026, the short-term and long-term balances were $500 and $875, respectively. These balances are recorded in other current liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets.

Capital Requirements and Sources of Liquidity

During the nine months ended September 30, 2026 and 2025, our capital expenditures were $19,942 and $8,430, respectively. The increase of $11,512 was driven by an increase in capital investments needed to support rapidly accelerating demand in the Datacenter & Critical Power end market. Capital expenditures for the full year 2026 are expected to be between $25,000 and $35,000.

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

Contractual Obligations

The following table presents our obligations and commitments to make future payments under contracts and contingent commitments at September 30, 2026:

		Payments Due by Period
	Total	2026 (Remainder)	2027 – 2028	2029 – 2030	Thereafter
Long-term debt principal payment obligations (1)	$131,549	$500	$131,049	$—	$—
Forecasted interest on debt payment obligations (2)	11,689	2,287	9,402	—	—
Finance lease obligations (3)	18,477	1,146	8,463	7,479	1,389
Operating lease obligations (3)	29,676	1,957	14,263	9,066	4,390
Total	$191,391	$5,890	$163,177	$16,545	$5,779
(1)	Principal payments under the Company’s Credit Agreement, which expires in June 2028 and the Fond du Lac Term Note, which is due in December 2028.
(2)	Forecasted interest on debt obligations is based on the debt balance, interest rate and unused fee of the Company’s revolving credit facility and debt balance and interest rate of the Company’s Fond du Lac Term Note.
(3)	See Note 4 – Leases in the Notes to Condensed Consolidated Financial Statements for additional information.

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

The amount borrowed under the revolving credit facility under the Credit Agreement was $130,174 with an interest rate of 6.40% as of September 30, 2026. Please see “Liquidity and Capital Resources – Amended and Restated Credit Agreement” in Part I, Item 2 and Note 3 in the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more specifics.

A hypothetical 100-basis-point increase in interest rates would have resulted in an additional $1,324 of interest expense based on our variable rate debt at September 30, 2026. We do not use derivative financial instruments to manage interest risk or to speculate on future changes in interest rates. A rise in interest rates could negatively affect our cash flow.

Commodity Risk

We source a wide variety of materials and components from a network of suppliers. Commodity raw materials, such as steel, aluminum, copper, paint and paint chemicals, and other production costs are subject to price fluctuations, which could have a negative impact on our results. We strive to pass along such commodity price increases to customers to avoid profit margin erosion and in many cases utilize contracts with those customers to mitigate the impact of commodity raw material price fluctuations. As of September 30, 2026, we did not have any commodity hedging instruments in place.

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

As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026. Management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below sets forth information with respect to purchases we made of shares of our common stock during the quarter ended September 30, 2026:

			Total Number	Dollar Value of
			of Shares	Shares that
	Total		Purchased as	May Yet Be
	Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs (1)
July 2026	—	$—	—	$14,497,519
August 2026	—	$—	—	$14,497,519
September 2026	—	$—	—	$14,497,519
Total	—		—
(1)	On October 26, 2023, the Board of Directors approved a new share repurchase program of up to $25 million of shares through 2026. The current share repurchase program replaced the prior program.

Item 5. Other Information

During the three months ended September 30, 2026, the following directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K:

Effective August 7, 2026, Jagadeesh A. Reddy, the Company’s Chairman, President and Chief Executive Officer adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The arrangement provides for the sale of up to 19,267 shares of the Company’s common stock. The arrangement will terminate on the earlier of August 15, 2027, and the date on which all transactions under the arrangement are completed, subject to earlier termination in accordance with its terms.

Effective August 26, 2026, Timothy L. Christen, a member of the Company’s Board of Directors adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The arrangement provides for the sale of up to 39,757 shares of the Company’s common stock. The arrangement will terminate on the earlier of August 15, 2028, and the date on which all transactions under the arrangement are completed, subject to earlier termination in accordance with its terms.

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

MAYVILLE ENGINEERING COMPANY, INC.

Date: November 4, 2026	By:	/s/ Jagadeesh A. Reddy
Jagadeesh A. Reddy
President, Chief Executive Officer and Director

	By:	/s/ Rachele M. Lehr
Rachele M. Lehr
Chief Financial Officer